Form 10-Q
period 1993-12-31
BAYOU STEEL CORP
filed 1994-01-31
CIK 807877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                                    FORM 10-Q
(Mark One)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1993
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 33-22603


                            BAYOU STEEL CORPORATION
             (Exact name of registrant as specified in its charter)


        Delaware                                     72-1125783
(State of incorporation)                         (I.R.S. Employer
                                                Identification No.)

              River Road, P.O. Box 5000, LaPlace, Louisiana  70069
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (504) 652-4900
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Shares Outstanding at December 31, 1993

Class A Common Stock, $.01 par value                10,613,380
Class B Common Stock, $.01 par value                 2,271,127
Class C Common Stock, $.01 par value                       100
                                                    ----------
                                                    12,884,607
                                                    ==========

                             BAYOU STEEL CORPORATION

                                      INDEX



                                                                  Page
PART I.   FINANCIAL INFORMATION                                  Number

          Item 1.   Financial Statements

                    Balance Sheets -- December 31, 1993
                     and September 30, 1993                           3

                    Statements of Income (Loss) --
                     Three Months Ended
                     December 31, 1993 and 1992                       5

                    Statements of Cash Flows -- Three
                     Months Ended December 31, 1993 and 1992          6

                    Notes to Financial Statements                     7

          Item 2.   Management's Discussion and Analysis

                    Results of Operations                             11

                    Liquidity and Capital Resources                   13

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and reports on Form 8-K                  15

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


                             BAYOU STEEL CORPORATION
                                 BALANCE SHEETS
                                     ASSETS

                                     (Unaudited)      (Audited)
                                     December 31,   September 30,
                                        1993            1993
                                     ------------   -------------
CURRENT ASSETS:

  Cash and temporary cash
    investments                      $  3,073,937    $    517,900
  Trade receivables                    14,096,150      18,350,338
  Other receivables                       451,635         326,569
  Inventories                          53,930,823      48,486,408
  Prepaid expenses                        802,908         222,277
                                     ------------    ------------
     Total current assets              72,355,453      67,903,492
                                     ------------    ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                 4,124,002       4,124,002
  Machinery and equipment              73,139,509      72,954,682
  Plant and office building            12,663,242      12,663,242
  Construction in progress              3,531,274       3,302,603
  Less-Accumulated depreciation       (24,949,331)    (23,785,622)
                                     ------------    ------------
     Net property, plant and
      equipment                        68,508,696      69,258,907
                                     ------------    ------------
OTHER ASSETS                            1,546,357       1,117,788
                                     ------------    ------------
     Total assets                    $142,410,506    $138,280,187
                                     ============    ============


   The accompanying notes are an integral part of these financial statements.

                             BAYOU STEEL CORPORATION
                                 BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                      (Unaudited)      (Audited)
                                     December 31,    September 30,
                                        1993             1993
                                     ------------    -------------
CURRENT LIABILITIES:
  Accounts payable                   $ 19,167,924    $ 17,671,923
  Accrued liabilities                   6,840,346       4,560,249
  Current maturities of
    long-term debt                      9,249,068       9,282,156
  Borrowings under line of credit       5,900,000       4,000,000
                                     ------------    ------------
     Total current liabilities         41,157,338      35,514,328
                                     ------------    ------------
LONG-TERM DEBT:
  Senior secured notes                 39,900,000      39,900,000
  Notes payable                         1,094,865       1,634,625
                                     ------------    ------------
     Total long-term debt              40,994,865      41,534,625
                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value -
     Class A                              106,134         106,134
     Class B                               22,711          22,711
     Class C                                    1               1
                                     ------------    ------------
     Total common stock                   128,846         128,846

  Paid-in capital                      44,890,554      44,890,554

  Retained earnings                    15,238,903      16,211,834
                                     ------------    ------------
     Total stockholders' equity        60,258,303      61,231,234
                                     ------------    ------------
     Total liabilities &
      stockholders' equity           $142,410,506    $138,280,187
                                     ============    ============


   The accompanying notes are an integral part of these financial statements.

                             BAYOU STEEL CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                          First Quarter Ended
                                             December 31,
                                          1993            1992
                                      ------------    ------------
NET SALES                             $ 36,778,489    $ 31,832,929

COST OF SALES                           34,558,324      28,198,559
                                      ------------    ------------
GROSS PROFIT                             2,220,165       3,634,370

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                  889,849       1,080,693

NON-PRODUCTION STRIKE EXPENSES             399,181            -
                                      ------------    ------------
OPERATING INCOME                           931,135       2,553,677
                                      ------------    ------------
OTHER INCOME (EXPENSE):
 Interest expense                       (1,884,614)     (2,224,618)
 Interest income                            20,447          52,321
 Miscellaneous                             (39,899)        (34,679)
                                      ------------    ------------
                                        (1,904,066)     (2,206,976)
                                      ------------    ------------
INCOME (LOSS) BEFORE TAXES AND
 EXTRAORDINARY GAIN                       (972,931)        346,701

PROVISION FOR INCOME TAXES                    -               -
                                      ------------    ------------
INCOME (LOSS) BEFORE
  EXTRAORDINARY GAIN                      (972,931)        346,701
EXTRAORDINARY GAIN, NET OF
  APPLICABLE INCOME TAX                       -            755,788
                                      ------------    ------------
NET INCOME (LOSS)                     $   (972,931)   $  1,102,489
                                      ============    ============
AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                            12,884,607      12,884,607
                                      ============    ============
INCOME (LOSS) PER COMMON SHARE:
 Income (loss) before
   extraordinary gain                 $       (.08)   $        .03
 Extraordinary gain                           -                .06
                                      ------------    ------------
 Income (loss) per common share       $       (.08)   $        .09
                                      ============    ============

   The accompanying notes are an integral part of these financial statements.

                             BAYOU STEEL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                          First Quarter Ended
                                             December 31,
                                          1993            1992
                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                   $   (972,931)   $  1,102,489
  Extraordinary gain                          -           (755,788)
  Depreciation and amortization          1,250,086       1,277,926
  Provision for losses on accounts
   receivable                              112,369          90,080

  Changes in working capital:
    Decrease (increase) in
      receivables                        4,016,754      (2,297,836)
    (Increase) decrease in
      inventories                       (5,444,415)      1,151,286
    (Increase) in prepaid expenses        (580,631)       (533,424)
    Increase (decrease) in accounts
      payable                            1,496,001      (4,603,392)
    Increase in accrued liabilities      2,280,097       1,093,228
                                      ------------    ------------
     Net cash provided by (used in)
      operations                         2,157,330      (3,475,431)
                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Addition of property, plant
    and equipment                         (413,498)     (1,186,777)
                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing under line of credit         1,900,000            -
  Payments of long-term debt              (572,847)     (3,786,725)
  (Increase) in other assets              (514,948)           -
                                      ------------    ------------
     Net cash provided by (used in)
      financing activities                 812,205      (3,786,725)
                                      ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                        2,556,037      (8,448,933)

CASH AND CASH EQUIVALENTS,
  beginning balance                        517,900      11,149,702
                                      ------------    ------------
CASH AND CASH EQUIVALENTS,
  ending balance                      $  3,073,937    $  2,700,769
                                      ============    ============

   The accompanying notes are an integral part of these financial statements.

                             BAYOU STEEL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1993
                                   (Unaudited)



1)   BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although Bayou Steel Corporation (the Company) believes that disclosures made are adequate to ensure that information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report, Form 10-K, filed with the SEC on December 13, 1993 under File Number 33-22603.

     In the opinion of the Company, the accompanying unaudited financial statements present fairly the Company's financial position as of December 31, 1993 and September 30, 1993 and the results of its operations for the three-month periods ended December 31, 1993 and 1992 and the cash flow statements for the three-month periods ended December 31, 1993 and 1992.

     The results of operations for the three-month periods ended December 31, 1993 and 1992 are not necessarily indicative of the results for the full year.

2)   INVENTORIES

     Inventories as of December 31, 1993 and September 30, 1993 consisted of the following:

                                      (Unaudited)       (Audited)
                                      December 31,     September 30,
                                         1993              1993
                                     -------------    --------------

     Scrap steel                     $  4,702,655     $  3,187,963
     Billets                            3,229,014        3,918,223
     Finished product                  29,445,896       25,242,294
     LIFO adjustments                    (545,106)        (324,303)
                                     ------------     ------------
                                     $ 36,832,459     $ 32,024,177
     Mill rolls, operating
       supplies and other              17,098,364       16,462,231
                                     ------------     ------------
                                     $ 53,930,823     $ 48,486,408
                                     ============     ============

     The inventory valuations are based on LIFO estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined.

     Shapes, billets, scrap steel, and certain production supplies are pledged as collateral against the Company's line of credit.

3)   PROPERTY, PLANT AND EQUIPMENT

     Betterments, improvements, and additions on property, plant and equipment are capitalized at cost. Interest during construction of significant additions is capitalized. Interest of $15,000 and $14,000 was capitalized during the three-month periods ended December 31, 1993 and 1992, respectively. Interest of $115,000 was capitalized during the fiscal year ended September 30, 1993.

4)   OTHER ASSETS

     Other assets consist of costs associated with the issuance of the Senior Secured Notes (the 14.75% Notes) and the Company's lines of credit. Amortization expense was $86,000 and $179,000 for the three-month periods ended December 31, 1993 and 1992. Amortization expense was $458,000 for the fiscal year ended September 30, 1993.

5)   LONG-TERM DEBT

     The Company has accrued interest on the 14.75% Notes at the rate of 14.75% and 15.29% for the three-month periods ended December 31, 1993 and 1992, respectively. The Company is required to redeem $9.0 million in principal of its 14.75% Notes on March 15, 1994. During the second fiscal quarter of 1994, the Company filed Amendment No. 1 to Form S-1 with the Securities and Exchange Commission to register for sale $75,000,000 in new debt. The net proceeds of this new debt will be used for the repayment of outstanding indebtedness, implementation of capital projects and general working capital purposes.

6)   SHORT-TERM DEBT

     On November 23, 1993, the Company entered into an amendment and restatement of the line of credit agreement. The terms of the agreement call for available borrowings up to $30 million including outstanding letters of credit. The agreement is secured by inventory and accounts receivable at interest rates of prime plus 1% or LIBOR plus 2%. The amount available under the line as of December 31, 1993 was $22.6 million. There was $5.9 million borrowed under the line as of December 31, 1993.

     Maximum and average borrowings and weighted average interest rates on short-term borrowings during the first quarter of fiscal 1994, follows:

     Maximum borrowings outstanding. . . . .                $5,900,000

     Average borrowings outstanding. . . . .                $4,485,000

     Weighted average interest rate. . . . .                5.1%

7)   TAXES

     As of September 30, 1993, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $310.5 million and $284.5 million available to offset against regular tax and alternative minimum tax respectively. Due to the fact that book and tax losses were generated in 1993, 1992 and 1991, there was no provision for income taxes in any of these years.

     The NOLs will expire in varying amounts through fiscal 2008.  A substantial portion of the available NOLs, approximately $200 million, expires by fiscal
2000.  In addition, the Company has $30.2 million of future tax benefits attributable to its tax benefit lease which expires in 1996 and which may, to the extent of taxable income in the year such tax benefit is produced, be utilized prior to the NOLs.  Even though management believes the Company will
be profitable in the future and will be able to utilize a portion of the NOLs, management does not believe that it is likely that all of the NOLs will be utilized.  In February 1992, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes" ("FAS 109"), which was adopted beginning October 1, 1993.  FAS 109 requires, among other things, recognition of future tax benefits, subject to a valuation allowance based on the likelihood of realizing such benefits.
Deferred tax assets of approximately $118 million (NOLs and other temporary timing differences multiplied by the federal income tax rate) and deferred tax liabilities of approximately $8 million were recorded upon adoption of FAS 109 in the first quarter of fiscal 1994.  However, in recording these deferred assets, FAS 109 requires the Company to determine whether it is "more likely than not" that the Company will realize such benefits and that all negative and positive evidence be considered (with more weight given to evidence that is
"objective and verifiable") in making the determination.  FAS 109 indicates that
"forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years";
therefore, the  Company has determined that it is required by the provisions of
FAS 109 to establish a valuation allowance for all of the recorded net deferred tax  assets.  In view of the fact that this determination is based primarily on historical losses with no regard for the impact of proposed capital expenditures and business plans, future favorable adjustments to the valuation allowance may be required if and when circumstances change and the Company returns to profitability.  Adoption of FAS 109 will have no material adverse impact on income for financial reporting or tax purposes.

8)   MISCELLANEOUS

     Miscellaneous for the three-month period ended December 31, 1993 and 1992 included the following:

                                   December 1993       December 1992
                                   -------------       -------------

     Discounts earned                $  59,221           $  24,561

     Provision for bad debts          (112,368)            (90,080)
                                     ---------           ---------
     Other                              13,248              30,840

                                     $ (39,899)          $ (34,679)
                                     =========           =========

9)   COMMON STOCKHOLDERS' EQUITY

     Common stock as of December 31, 1993 and 1992 consisted of:

                               Class A     Class B     Class C
                              ----------   ---------   -------

     Authorized               24,271,127   4,302,347      100
     Outstanding, at end
      of quarter              10,613,380   2,271,127      100
     Average outstanding
      for quarter             10,613,380   2,271,127      100

10)  COMMITMENTS AND CONTINGENCIES

Strike

     On March 21, 1993, the United Steelworkers of America Local 9121 (the "Union") initiated a strike against the Company. Negotiations on a new contract have continued, but differences have thus far precluded an agreement. The Company cannot predict the impact that a new collective bargaining contract will have on the Company's results. However, the Company believes a new contract will not have a material effect on the Company's results. Also, the Union has filed charges with the National Labor Relations Board alleging that the Company has violated the National Labor Relations Act relating to its bargaining conduct. The Company believes it has meritorious defenses to these charges and has responded timely to all of these allegations and believes that it has negotiated in good faith with the Union. An unfavorable decision by the National Labor Relations Board, however, should not materially affect the Company.

Environmental

     The Company is subject to various Federal, state and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solids and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in some respects have not met all of the applicable standards promulgated pursuant to such laws and regulations. At this time, the Company believes that it is in compliance in all material respects with applicable environmental requirements and that the cost of such continuing compliance will not have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures to address previously contaminated sites and does not anticipate any infrequent or non-recurring clean-up expenditures. Also, the Company is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation.

Other

     There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its financial position.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

     The Company's net sales increased by 15.5% in the first quarter of fiscal 1994 as compared to the first quarter of fiscal 1993 due primarily to an 11.5% increase in shape shipments. Nonetheless, the Company's results were affected by a reduction in the metal margin for the period. Metal margin is the spread between the selling price of the Company's products and the cost of scrap metal, the Company's principal raw material. The average shape metal margin was $14 per ton lower in the first quarter of fiscal 1994 than the comparable prior year quarter. Consequently, the Company reported a net loss of $1.0 million in the first quarter of fiscal 1994 and $0.3 million net income before extraordinary gain in the comparable prior year quarter. The $14 decline in metal margin since the first quarter of fiscal 1994 is the result of rapid increases in the price of scrap metal, which the Company was unable to completely offset with price increases in its finished steel products. By the end of the first quarter in fiscal 1994, however, the Company had implemented price increases to increase the metal margin by $6 per ton over the first quarter average of fiscal 1994.
As a result of the price increases that occurred in the first fiscal quarter of 1994, the metal margin was close to the Company's ten-year historical average. The Company's conversion costs - the cost of converting scrap metal into finished products - decreases by $6 per ton in the first quarter of fiscal 1994 compared to the same period of fiscal 1993. Non-production strike expenses, which related to extraordinary security and legal expenses associated with the strike, amounted to $0.4 million in the first fiscal quarter in fiscal 1994.

     The following table sets forth shipment and sales data for the periods indicated.

                                          Three months ended
                                             December 31,
                                          1993         1992
                                        --------     --------

     Net Sales (in thousands)           $ 36,778     $ 31,833
     Shape Shipment Tons                 103,168       92,487
     Shape Selling Price Per Ton        $    321     $    295
     Billet Shipment Tons                 13,375       18,488
     Billet Selling Price Per Ton       $    224     $    202

A.   Sales

     Net sales increased in the first quarter of fiscal 1994 by 15.5% compared to the same period of fiscal 1993. The increases were the result of increasing shape shipments and prices.

     Shapes. The 11.5% increase in shape shipments in the first quarter of fiscal 1994 compared to the same period of fiscal 1993 is attributable to an improving economy and improved product mix and availability. Export shipments accounted for 6.8% and 7.1% of shape sales in the first quarters of fiscal 1994 and 1993, respectively. The first quarter is normally the slowest shipping period. Backlog of orders at December 31, 1993 is 42% higher than a year earlier.

     Shape prices increased by 8.8% in the first quarter of fiscal 1994 compared to the same period of fiscal 1993. These higher prices were primarily in response to sharp increases in raw material costs; however, the price increases only partially offset the raw material increases. While the Company was able to increase shape prices several times during the most recent fiscal quarter, the
shape price increases lagged the increases in scrap prices.   However, by
December 31, 1993 the increases in selling prices exceeded the scrap price increases during the quarter by $2 per ton. The Company's efforts to replenish the inventories used during the early stage of the strike had a positive impact on price realization. The Company has announced another price increase effective February 1, 1994 of $10 per ton. Although it is uncertain that this increase will be accepted in the market, several competitors have supported the proposed increase.

     Billets. Shipments of billets, the Company's semi-finished product, decreased 5,113 tons in the first quarter period of fiscal 1994 compared to the same period of fiscal 1993 due to lack of availability of billets for sale.
More billets were used in the Company's Rolling Mill due to higher production levels, resulting in fewer billets available for customers. The overall selling price of billets increased in the first quarter of fiscal 1994 compared to the same period of fiscal 1993 by 10.9%, or $22 per ton, due to increasing raw material costs. However, the average billet metal margin was $18 per ton lower in the first quarter of fiscal 1994 than the comparable prior year quarter. Since billet prices for a major billet customer are related to prior month's scrap prices, the Company expects margins to improve once scrap prices stabilize or decrease.

B.   Cost of Sales

     The major component of cost of sales is scrap. In the first quarter of fiscal 1994, average steel scrap cost was approximately $40 per ton higher than the average steel scrap cost for the first quarter of fiscal 1993. Increases in foreign and domestic demand, due to an improving economy and increased steel mill utilization, caused the scrap prices to increase. The average shape metal margin for the first quarter of fiscal 1994 was $14 per ton lower than the same period of fiscal 1993.

     Another significant portion of cost of sales is conversion costs, which include labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton in the first quarter of fiscal 1994 compared to the same period of fiscal 1993 decreased by $6 per ton. The primary decrease in conversion cost was due to the reduced per ton fixed costs resulting from increased production. In the first quarter of fiscal 1993, the Company's Melt Shop was operating six days per week.

In the first quarter of fiscal 1994, the Company's Melt Shop was operating seven days per week. The Company's productivity in the first quarter of fiscal 1994 was 98% and 108% of the prior year comparable quarter in the Melt Shop and Rolling Mill, respectively.

C.   Selling, General and Administrative Expense

     Selling, general and administrative expenses decreased by 17.6% or $191,000 in the first quarter of fiscal 1994 compared to the first period of fiscal 1993 due to reductions in collection expenses, travel, legal and consulting fees.

D.   Non-Production Strike Expenses

     Strike related expenses were $399,000 for the first quarter of fiscal 1994. December strike expenses were $79,000. Given the same level of strike related activity, the Company expects that future strike-related costs will not exceed $100,000 per month in subsequent periods. Most of these expenses are directed towards legal and security costs.

E.   Other Income (Expense)

     Interest expense decreased in the first quarter of fiscal 1994 compared to the same periods of fiscal 1993 due to the Company purchasing $11.1 million of its 14.75% Notes in fiscal 1993. The Company accrued interest on the remainder of the 14.75% Notes in the first quarter of fiscal 1994 at a rate of 14.75%. In the first quarter of fiscal 1993, interest was accrued at a rate of 15.29% which was subsequently adjusted down to an annual rate of 14.75%. Interest income decreased in the first quarter of fiscal 1994 compared to the same period of fiscal 1993 due to less cash to invest and lower interest rates on investments. Miscellaneous expenses were approximately the same in both quarters.

F.   Net Loss

     The net loss of $1.0 million for the first quarter of fiscal 1994 was primarily due to the increases in shape selling prices lagging behind the increases in scrap cost, and, to a lesser extent, the non-production strike expenses. By the end of the first quarter, increases in shape prices exceeded the increases in scrap prices which occurred during the quarter; however, the metal margin is still lower than the prior year comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased by $1.2 million to $31.2 million in the first quarter of fiscal 1994.

     In the first three months of fiscal 1994, cash flow from operations increased by $2.2 million. The increase was due to the decrease in accounts receivable due to collection of sales from September 1993 which were higher than December 1993 (normally the slowest shipment month in the year). Accounts payable increased by $1.5 million due to extending payment terms of selected vendors. This was partially offset by an increase in inventories. The Company has been rebuilding its inventories, which were depleted due to lower production in the early phases of the strike, to normal operating levels. In addition, the Company expects inventories to increase in the second fiscal quarter of 1994. A two-week planned shutdown of the production facilities late in the third quarter will reduce inventories by $4 to $5 million.

     Capital expenditures amounted to $0.4 million in the first quarter of fiscal 1994. These expenditures were used for minor upgrades to the plant and major maintenance projects.

     Cash from financing activities of $0.8 million in the first three months of fiscal 1994 was due to short-term borrowings from the line of credit of $1.9 million. This was partially offset by principal payments on a mortgage and increase in other assets due to expenses for the amended and restated line of credit and the First Mortgage Notes as described below.

     On November 23, 1993, the Company entered into an amendment and restate of the Credit Facility, which is a three-year line of credit that permits loans to be made to the Company thereunder, on a secured basis, of up to $30 million. As of December 31, 1993, there was $5.9 million borrowed under the Credit Facility. Interest rates under the Credit Facility are prime plus 1% or LIBOR plus 2% at the Company's option. The Company's Credit Facility contains certain covenants, such as the Interest Expense Coverage ratio, which become more restrictive over time. Under the Credit Facility, the Interest Expense Coverage Ratio for the quarter ending September 30, 1994 is 1.25 to 1.00 and becomes increasingly more restrictive for the quarters thereafter. For the quarter ended December 31, 1993, the Company's Interest Expense Coverage Ratio is 1.15 to 1.00. In the event of a default under the Credit Facility, the Company would not be permitted to borrow under the Credit Facility and the lenders thereunder may accelerate payment of all amounts then outstanding and terminate their commitments. A default under the Credit Facility may cause a default under the Indenture to the 14.75% Notes or to the First Mortgage Notes described below. However, the Company believes that its normal operations, coupled with continuing operating improvements, will be sufficient to satisfy these covenants. The Company filed a registration statement on Form S-1, subsequently amended in the second fiscal quarter with the Securities and Exchange Commission for issuance of $75 million of First Mortgage Notes (the "Offering"). The Company will use the proceeds of the Offering to defease and redeem the $48.9 million of outstanding 14.75% Notes and repay the then outstanding loans under the Credit Facility, for capital expenditures and working capital. If the Offering is unsuccessful, the Credit Facility allows for borrowings of $12 million for payment of the outstanding 14.75% Notes. The $11.1 million of previously acquired 14.7% Notes can be applied to any mandatory redemptions.
The Company believes that current cash balances, internally generated funds, the Credit Facility and additional purchase money mortgages will provide adequate funds for the Company's operating requirements.

     There are no financial obligations with respect to post-employment or post-retirement benefits.

                           PART II - OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               The following is an index of the exhibits included in this report on Form 10-Q.

               13.10      -   Quarterly Report for the third quarter ended June
                              30, 1993.

          (b)  Reports on Form 8-K

               None were filed during the first quarter of fiscal year 1994.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYOU STEEL CORPORATION



By /s/ Richard J. Gonzalez
   Richard J. Gonzalez
   Vice President, Treasurer and
   Chief Financial Officer



Date:     January 31, 1994