Form 10-K/A
period 1993-09-30
BAYOU STEEL CORP
filed 1994-02-23
CIK 807877

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1993    COMMISSION FILE NUMBER: 33-22603

                            BAYOU STEEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               72-1125783
        (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)
             P.O. BOX 5000
               RIVER ROAD
           LAPLACE, LOUISIANA                            70069
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (504) 652-4900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS             NAME OF EXCHANGE ON WHICH REGISTERED
          -------------------             ------------------------------------
  Class A Common Stock, $.01 par value          American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                              -------------------
                         Senior Secured Notes due 1998

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

  The aggregate market value and the number of voting shares of the registrant's common stock outstanding on November 13, 1993 was:


                                          SHARES OUTSTANDING HELD BY       MARKET VALUE
      TITLE OF EACH CLASS                 ---------------------------        HELD BY
        OF COMMON SHARE                   AFFILIATES     NON-AFFILIATES   NON-AFFILIATES
      -------------------                 ----------     --------------   --------------
      Class A, $.01 par value.........    1,561,880      9,051,500        $24,326,000
      Class B, $.01 par value.........    2,271,127              0           N/A
      Class C, $.01 par value.........          100              0           N/A

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders are incorporated herein by reference in Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            BAYOU STEEL CORPORATION

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I
    ITEM 1.  BUSINESS....................................................     1
             General.....................................................     1
             Manufacturing Process and Facilities........................     1
             Products....................................................     2
             Customers...................................................     2
             Distribution................................................     3
             Markets and Sales...........................................     3
             Strategy....................................................     4
             Competition.................................................     7
             Raw Materials...............................................     8
             Energy......................................................     8
             Environmental Matters.......................................     9
             Strike and Impact Upon the Company..........................    10
             Employees...................................................    12
    ITEM 2.  PROPERTIES..................................................    13
    ITEM 3.  LEGAL PROCEEDINGS...........................................    13
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    13
 PART II
    ITEM 5.  MARKET FOR REGISTRANT'S CLASS A COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS........................................    14
    ITEM 6.  SELECTED FINANCIAL DATA.....................................    15
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..................................    16
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    21
    ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........    34
 PART III
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS............................    34
    ITEM 11. EXECUTIVE COMPENSATION......................................    34
    ITEM 12. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......    34
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    34
 PART IV
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K........................................................    35

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Bayou Steel Corporation (the "Company") is a leading producer of light structural steel products. The Company owns and operates a steel minimill strategically located on the Mississippi River in LaPlace, Louisiana, 35 miles northwest of New Orleans. The minimill, constructed at a cost of $243 million in 1981, is one of the most modern facilities in the world in its product line and utilizes state-of-the-art equipment and technology. The Company produces a variety of shapes, including angles, flats, channels, standard beams and wide flange beams. The shapes produced by the Company have a wide range of commercial and industrial applications, including the construction and manufacturing of petrochemical plants, barges and light ships, railcars, trucks and trailers, rack systems, tunnel and mine support products, joists, sign and guardrail posts for highways, power and radio transmission towers, and bridges. The Company sells its products to approximately 600 customers, most of which are steel service centers, in 44 states, Canada, Mexico and overseas. The Company also sells excess billets (which have not been rolled into shapes) on a worldwide basis to other steel producers for their own rolling or forging applications. In fiscal 1993, the Company sold 403,274 tons of shapes and 59,604 tons of billets.

  According to the American Iron and Steel Institute ("AISI"), the domestic market demand for all structural steel shapes products in 1992 was 5.1 million tons. The Company estimates that its share of the total domestic shapes market was approximately 8% in 1992. The Company also believes that its share of the light structural steel shapes market (the primary market in which the Company competes) is much higher, and that it is one of the five largest producers of light structural steel shapes in the U.S.

  The term "minimill" refers to a relatively low-cost steel production facility which uses steel scrap, rather than iron ore, as its basic raw material. In general, minimills recycle scrap using electric arc furnaces, continuous casters and rolling mills. The Company's minimill, which was owned and operated by Voest-Alpine until it was purchased by the Company in September 1986, includes a Krupp computer-controlled, electric arc furnace utilizing water-cooled sidewalls and roofs, two Voest-Alpine four-strand continuous casters, a computer supervised, Italimpianti reheat furnace and a 15-stand Danieli rolling mill (a second Krupp furnace is currently not in operation, but is available for additional production).

  In August 1988, the Company completed an initial public offering of its Class A Common Stock which shares are traded on the American Stock Exchange. The Company was incorporated under the laws of the State of Louisiana in 1979 and was reincorporated in Delaware in 1988 in connection with its public offering.

  In March 1993, following the expiration of its existing labor contract, the United Steelworkers of America Local 9121 (the "Union") initiated a strike against the Company after the Company and the Union failed to reach agreement on a new labor contract.

  The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for issuance of $75,000,000 First Mortgage Notes (the "Offering"). If the Company is successful with the Offering, the proceeds will be used for redemption of the 14.75% Notes outstanding, payment of the current borrowings under the line of credit, capital expenditures, and working capital.

  The address of the Company's principal place of business is River Road, P.O. Box 5000, LaPlace, Louisiana 70069 and its telephone number is (504) 652-4900.

MANUFACTURING PROCESS AND FACILITIES

  In its production process, the Company uses steel scrap which is received by barge, rail, and truck, and then stored in a scrap receiving yard. The scrap is transported to the Company's melt shop by rail car or truck and loaded into its furnace. The steel scrap is melted with electricity in a 75-ton capacity electric arc furnace which heats the scrap to approximately 3100(degrees)F. During the scrap melting and refining process, impurities are removed from the molten steel. After the scrap reaches a molten state, it is poured from the furnace into ladles, where adjustments of alloying elements and carbon are made to obtain the desired chemistry. The ladles of steel are then transported to one of two four-strand continuous casters in which the molten steel is solidified in water-cooled molds. The casters produce long strands of steel which are cut by torch into billets and moved to a cooling bed and marked for identification. After cooling, the billets are transferred to the rolling mill for further processing. In the rolling mill, the billets are reheated in a walking beam furnace with recuperative burners. Once the billets are heated to approximately 2000(degrees)F, they are rolled through up to fifteen mill stands which mold the billets into the dimensions and sizes of the finished products. The heated finished shapes are placed on a cooling bed and then straightened and cut into the appropriate customer lengths. The shapes are sprayed to prevent surface rust and then bundled into 2 1/2- to 5-ton stacks and placed in a climate controlled warehouse where they are subsequently shipped to the Company's stocking locations via barge, or to customers directly via truck, rail, or barge.

  The Company is currently able, using only one of its two furnaces, to produce more billets than it can consume in its rolling mill. Prior to 1991, the Company operated both of its furnaces and produced a much greater tonnage of billets for sale in the billet market than it currently produces. The Company discontinued this practice in 1991 due to declining margins on such products and has been operating only one of its two furnaces since then. The Company believes that it could restart its other furnace with an expenditure of less than $1 million. As a result, the Company believes that it has significant additional capacity to produce more billets if conditions in the worldwide billet market improve or if the Company obtains additional rolling mill capacity.

PRODUCTS

  Finished Steel. The Company produces a variety of light structural steel products (including angles, flats, channels, standard beams and wide-flange beams) that are collectively referred to as "shapes." The Company currently produces and sells shapes in the forms of equal leg angles (2"x 2" through 6"x 6"), unequal leg angles (4"x 3" through 7"x 4"), channels (3" through 8"), flats (3" through 8"), standard beams (3" through 6"), and wide flange beams (4" through 8"). The shapes produced by the Company have a wide range of commercial and industrial applications, including the construction and manufacturing of petrochemical plants, barges and light ships, railcars, trucks and trailers, rack systems, tunnel and mine support products, joists, sign and guardrail posts for highways, power and radio transmission towers, and bridges.

  The Company's shapes are produced to various national specifications, such as those set by the American Society for Testing and Materials ("ASTM"). In addition, the Company is one of a few minimills that is approved by the American Bureau of Shipping ("ABS") and certified for nuclear applications. The Company's products are also certified for state highway and bridge structures. The Company is currently in the approval process for ISO-9000 certification, the new international steel standard.

  The Company's shape products are distinguishable from bar mill products which include hot rolled bars, cold finished bars and reinforcing bars. The manufacture of structural steel products is generally more labor intensive and technically demanding than the manufacture of steel bar mill products.

  Semi-finished Steel. The Company sells its excess billets on a worldwide basis to other steel producers for their own rolling or forging applications. The billets are sold both domestically and worldwide through supply contracts or on an occasional and selective basis. During fiscal 1993, the Company produced in excess of 25 grades and 5 sizes (120 mm to 200 mm square or rectangle) of billets.

CUSTOMERS

  The Company has approximately 600 customers in 44 states, Canada, Mexico and overseas. The majority of the Company's shape products (approximately 74% in fiscal 1993) are sold to steel service centers, while the remainder are sold to original equipment manufacturers (approximately 15% in fiscal 1993) and export customers (approximately 11% in fiscal 1993). Steel service centers purchase nearly 30% of all carbon industrial steel products produced in the United States. Steel service centers warehouse steel products from various minimills and integrated mills and sell combinations of products from different mills to their customers. Some steel service centers also provide additional labor intensive value added services such as fabricating, cutting or selling steel by the piece rather than by the bundle.

  In fiscal 1993, the Company's top ten customers accounted for approximately 30% of total sales, and no one customer accounted for more than 6% of total sales. The Company believes that it is not dependent on any customer and that it could, over time, replace lost sales attributable to any one customer.

DISTRIBUTION

  The Company's steelmaking facility, which includes a deep-water dock, is strategically located on the Mississippi River, which the Company believes gives it transportation cost advantages because it can ship its product by barge, the least costly method of transportation in the steel industry. Furthermore, the Company operates three inventory stocking warehouses in Chicago, Tulsa and Pittsburgh, which supplement its operations in Louisiana. These facilities, each of which includes an inland waterway dock, enable the Company to significantly increase its marketing territory by providing storage capacity for its finished products in three additional markets and by allowing the Company to meet customer demand far from its minimill facility on a timely basis. The Company believes that the location of its minimill on the Mississippi River, and its network of inland waterway warehouses, enable it to access markets for its products that would otherwise be unavailable to the Company.

  The Company's deep-water dock at its manufacturing facility enables the Company to load vessels or ocean-going barges for overseas shipments, giving the Company low cost access to overseas markets. Since the minimill is only 35 miles from the Port of New Orleans, smaller quantities of shapes or billets can be shipped overseas on cargo ships from that port. In addition, the Company makes rail shipments to some customers, primarily those on the West Coast and in Mexico. Relative to its domestic competitors, the Company believes it has a $25 per ton or more freight cost advantage over land-locked minimills in serving the export market. This advantage permits the Company to compete with foreign minimills in certain export markets.

  The Company believes that the elimination of current duties in Canada and Mexico as a result of the passage of the North American Free Trade Agreement ("NAFTA") will increase the competitiveness of the Company's products compared to locally produced products in such countries. During fiscal 1993 and 1992, 2.9% and 3.4%, respectively, of the Company's tons shipped were exported to Canada and Mexico. There can be no assurance, however, that there will be an increase in the Company's shipments to Canada and Mexico as a result of the passage of NAFTA.

MARKETS AND SALES

  According to the AISI, the domestic market demand for all structural steel shape products in 1992 was 5.1 million tons. The Company estimates that its share of the total domestic shapes market was approximately 8% in 1992. The Company believes that its share of the light structural steel shapes market (the primary market in which the Company competes) is much higher, and that it is one of the five largest producers in this market of light structural steel shapes in the U.S.

  The Company's shape products are sold domestically and in Canada, Mexico and overseas on the basis of price, availability, quality and service. The Company maintains a real-time computer information system, which tracks prices offered by competitors, as well as freight rates from its customers to both the Company's stocking locations and the nearest competitive facilities. In addition, the Company maintains a full product assortment at its stocking locations to ensure availability of its product and operates on a predetermined production schedule that is provided to customers to assist customers in scheduling their purchases.

  Although sales of shapes tend to be slower during the winter months due to the impact of winter weather on construction and transportation, and during the late summer due to planned plant shutdowns of end-users, seasonality has not been a material factor in the Company's business. The Company's backlog of unfilled cancelable purchase orders for shapes, which typically are filled in approximately three months, totaled $24.3 million as of September 30, 1993 as compared to $14.3 million as of September 30, 1992. As of December 31, 1993, the Company's backlog totaled $25.2 million.

  The level of billet sales to third parties is dependent on the Company's internal billet requirements and worldwide market conditions, which may vary greatly from year to year. In the past three fiscal years, shipments of billets to third parties have ranged from 8% to 13% of the Company's total tonnage sales, as compared to 35% in fiscal 1990. The Company is currently able, using only one of its two furnaces, to produce more billets than it can consume in its rolling mill. Prior to 1991, the Company operated both of its furnaces and produced a much greater tonnage of billets for sale in the billet market than it currently produces. The Company discontinued this practice in 1991 in response to a decision by foreign governments to resume the practice of heavily subsidizing their steel-making industries. This decision precipitated a sharp decline in worldwide billet prices, as foreign steel-making companies produced more billets for export. Due to current margins, the Company has chosen to sell its excess billets through supply contracts or on an occasional and selective basis. If the market for billets were to improve, the Company could increase its billet production by restarting its idled second furnace.

STRATEGY

  The Company's principal operating strategy is to improve operating results by reducing labor costs and increasing sales of higher margin shape products. In addition, upon completion of the Offering the Company intends to implement a two-year, $8.6 million capital expenditure program to reduce its production costs and increase its rolling mill capacity. If the Offering is unsuccessful, the Company plans to implement the capital expenditure program but over a longer period. The Company may also consider strategic acquisitions which complement or expand the Company's current operations, such as businesses engaged in the metals field or recycling operations.

    Operating Efficiencies. The Company believes that it can lower its labor costs by as much as $7 per ton from fiscal 1993 levels by making operational changes and operating the minimill with fewer workers. The Company began to implement many operational changes in fiscal 1993, but their impact is not fully reflected in fiscal 1993 results since these changes were implemented over the course of the year. In connection with the foregoing, the Company recently increased its melt shop operations by changing from three to four shifts (and by operating seven days a week rather than six) as part of its cost savings program. Labor costs per ton in fiscal 1993 also were somewhat distorted by the effects of the strike, which resulted in periods of lower production and productivity, periods of substantially increased overtime and the Company's need to temporarily use outside contractors.

    The Company has committed to developing a Total Quality Management work culture. Through extensive training and individual development efforts, the Company will attempt to reinforce its basic values of employee improvement, teamwork, and increased individual accountability. The Company believes that the workforce, through this program, will have an impact in achieving operational and productivity improvements. The Total Quality Management program does not involve the terms and conditions of the workplace and is therefore not subject to the collective bargaining process. As a result, the Company has begun implementing the Total Quality Management Program with its supervisory personnel and intends to begin implementing the program with the remainder of its workforce in the near-term.

    Capital Improvements. From fiscal 1987 through fiscal 1993, the Company spent an aggregate of approximately $48 million on capital projects. Most of these expenditures were directed toward establishing its stocking location distribution system, establishing a controlled warehouse environment to minimize surface rust, extending its product line by adding equipment to roll wide-flange beams and complying with changing environmental regulations.

    In contrast to prior years, capital expenditures in the next three years will primarily be directed toward efficiency and cost reduction within its manufacturing facility. In addition to normal maintenance programs, upon successful completion of the Offering, the Company intends to implement a two-year, $8.6 million capital expenditure program to reduce its production and operating costs and increase its rolling mill capacity. The principal elements of this program are (i) an automobile shredder to enable the Company to shred car bodies on-site and reduce scrap costs, (ii) a steel straightener to improve production capacity in the rolling mill, (iii) an off-line sawing system and conveyor to further improve production capacity in the rolling mill, (iv) a second overhead crane to reduce product changeover time in the rolling mill and (v) a shipping bay rail spur to reduce the handling of finished products. The Company believes that these capital projects, when fully implemented, would result in annual operating cost savings of approximately $7.10 per ton.

    The following table summarizes the capital expenditures and estimated production cost savings (excluding depreciation and additional interest expense) associated with the Company's capital expenditure program.

                                                                  ESTIMATED
                                  TOTAL                          PRODUCTION
                                ESTIMATED                           COST
                                 CAPITAL          ANNUAL           SAVINGS
              PROJECT          EXPENDITURE      SAVINGS(1)      (PER TON)(2)
              -------          ------------     ------------    -------------
                                   (IN MILLIONS, EXCEPT PER TON AMOUNTS)
     Automobile Shredder......     $4.2            $1.7            $3.70
     Steel Straightener.......      1.9             0.7             1.50
     Off-Line Sawing
      System/Conveyor.........      1.3             0.5             1.10
     Overhead Crane...........      0.6             0.2             0.40
     Shipping Bay Rail Spur...      0.6             0.2             0.40
                                   ----            ----            -----
       Total..................     $8.6            $3.3            $7.10
                                   ====            ====            =====

- --------
(1) Assumes production and sales of 433,000 tons of shapes and 30,000 tons of billets, for an aggregate of 463,000 tons. In fiscal 1993, the Company produced and sold 462,878 tons, which included 403,274 tons of shapes and 59,604 tons of billets. The annual savings include increases in gross profits relating to a shift to higher margin shape sales. The assumption does not include any increased production that might result from implementation of the Company's capital expenditure projects.
(2) Estimated cost savings per ton are based on certain estimates of historical operating data. Estimated savings related to the automobile shredder may vary depending on fluctuations in the market price for scrap.

    Automobile Shredder. The proposed automobile shredder, which would operate at the LaPlace site, would enable the Company to prepare car bodies and sheet material into shredded material ready for the melting process, thereby providing the Company with shredded scrap at a lower cost than it currently procures such scrap. In addition, the Company believes that the automobile shredder would produce scrap of a consistently higher quality than purchased shredded scrap. The Company believes that on-site preparation of scrap would enhance the efficiency of the dock in handling finished goods since fewer shipments of scrap by barge would arrive. The Company estimates that the purchase and installation of the on-site shredder would require $4.2 million of capital expenditures. Assuming production and sales levels of 463,000 tons per year, the estimated annual cost savings will be approximately $1.7 million or $3.70 per ton.

    Steel Straightener. The proposed steel straightener would replace the Company's existing steel straightener and would contain enhanced features which would allow it to operate more rapidly, thereby eliminating the bottleneck caused by the existing straightener in the rolling mill. The steel straightener, together with the off-line sawing system and conveyor, would expand the capacity of the rolling mill and permit the production of light bar shape products (2"x2" angles), which historically are products with a strong demand, but which the Company previously dropped from its production schedule due to the rolling mill's inability to produce such products efficiently. The Company estimates that the purchase and installation of the steel straightener would require $1.9 million of capital expenditures. Assuming production and sales levels of 463,000 tons per year, the estimated annual cost savings relating to the steel straightener will be approximately $0.7 million or $1.50 per ton.

    Off-Line Sawing System and Conveyor. The proposed off-line sawing system would allow the rolling mill to operate more rapidly by removing the bottleneck that currently exists when shape products are cut into lengths less than 40 feet. The off-line sawing system will include a conveyor to move shapes from the last rolling mill operation to shipping bays. The off-line sawing system and conveyor, together with the steel straightener, would expand the capacity of the rolling mill and permit the production of light bar shape products. The Company estimates that the purchase and installation of the off-line sawing system and conveyor would require $1.3 million of capital expenditures. Assuming production and sales levels of 463,000 tons per year, the estimated annual cost savings relating to the off-line sawing system and conveyor will be approximately $0.5 million or $1.10 per ton.

    Overhead Crane. The proposed overhead crane, along with the existing overhead crane in the rolling mill, would allow both product changeovers and routine maintenance to occur simultaneously, thereby reducing changeover time between production runs. The Company estimates that the purchase and installation of an additional overhead crane would require capital expenditures of $0.6 million. Assuming production and sales levels of 463,000 tons per year, the estimated annual cost savings will be approximately $0.2 million or $0.40 per ton.

    Shipping Bay Rail Spur. The proposed rail spur in the shipping bay would move finished products from the Company's warehouse to the rail lines adjacent to the minimill without loading and unloading such products into and from trucks. The Company believes that its labor costs and operating and capital costs of mobile equipment would be reduced by installation of the shipping bay rail spur, as well as reduce damage to its finished products. The Company estimates that the installation of the shipping bay rail spur would require $0.6 million of capital expenditures. Assuming production and sales levels of 463,000 tons per year, the estimated annual costs savings will be approximately $0.2 million or $0.40 per ton.

    Other Projects. The Company is currently evaluating the construction of a rail system that would permit the movement of scrap from the Company's deep-water dock, which is located approximately 500 yards from the minimill, to the scrap inventory area and the movement of finished goods from the warehouse to the dock without loading and unloading the scrap and finished goods into and from trucks. The Company believes that its labor costs, contracted services, truck and crane rentals and fuel requirements would be reduced by the implementation of the rail system. After preliminary review, the Company estimates that construction of the rail system would require $11.0 million of capital expenditures. The Company will continue to analyze the feasibility and potential cost savings of this project. In addition, the Company is considering modification of the furnace shell and tapping hole to increase productivity and reduce consumption of refractory material. The Company is currently considering various designs for such modifications. After preliminary review, the Company estimates that it may be able to effect such modifications for less than $1.0 million of capital expenditures. The Company believes that the potential cost savings of such project could be significant relative to the capital expenditures required.

  Since the estimated operating cost savings from the Company's expected operating efficiencies and planned capital improvements are based upon a number of assumptions, estimated operating cost savings are not necessarily indicative of the Company's expected financial performance and increases in the cost of raw materials and other conversion costs may offset any operating cost savings to cause actual results to vary significantly. In addition, although the Company believes its assumptions with respect to its planned capital expenditure program to be reasonable, there can be no assurance that the estimated production cost savings of the Company's capital expenditure program will actually be achieved, sufficient demand for structural steel products will exist for the additional capacity, or other difficulties will not be encountered in completing the capital expenditure program, or that the projects can be installed or constructed at the estimated prices.

  Acquisition Program and Tax Benefits. The Company may, from time to time, seek strategic acquisitions in order to accelerate its growth, focusing on businesses which complement or expand the Company's current operations, such as businesses in the metals field or involving recycling operations. The Company is not presently engaged in negotiations with respect to any acquisition. As of September 30, 1993, the Company had approximately $310 million of NOLs which could be used to offset taxable earnings of the Company, including the earnings of acquired entities, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the "Tax Code"). See the Notes to the Financial Statements.

COMPETITION

  The Company's location on the Mississippi River, as well as its stocking locations in three additional regions of the country, provide it with access to vast markets in the eastern, midwestern, southern, and central portions of the United States. As a result, the Company competes in the shape market with several major domestic minimills in each of these regions. Depending on the region and product, the Company competes with, among others, Nucor Corporation, Structural Metals, Inc., North Star Steel Co., Northwestern Steel and Wire Company, and Lake Ontario Steel Corporation. The Company does not currently compete with minimills producing flat rolled or rebar products, nor does it compete with any domestic integrated steel producers.

  Foreign steel producers historically have not competed significantly with the Company in the domestic market for shape sales due to higher freight costs in the relatively low priced shape market. Foreign competition could increase, however, as a result of changes in currency exchange rates and increased steel subsidies by foreign governments.

  The Company is currently able, using only one of its two furnaces, to produce more billets than it can consume in its rolling mill. Prior to 1991, the Company operated both of its furnaces and produced a much greater tonnage of billets for sale in the billet market than it currently produces. The Company discontinued this practice in 1991 in response to a decision by foreign governments to resume the practice of heavily subsidizing their steel-making industries. This decision precipitated a sharp decline in worldwide billet prices, as foreign steel-making companies produced more billets for export. Due to current margins, the Company has chosen to sell its excess billets on a supply contract or on an occasional and selective basis. Since most steel companies produce billets, the Company competes with steel companies that may also have an excess billet supply at any particular time.

RAW MATERIALS

  The Company's major raw material is steel scrap, which is generated principally from industrial, automotive, demolition, railroad and other scrap sources and is primarily purchased directly by the Company in the open market through a large number of steel scrap dealers. The Company is able to efficiently transport scrap from suppliers throughout the inland waterway system and through the Gulf of Mexico, permitting it to take advantage of scrap purchasing opportunities far from its minimill, and to protect itself from supply imbalances that develop from time to time in specific local markets. In addition, unlike many other minimills, the Company, through its own scrap purchasing staff, buys scrap directly from scrap dealers and contractors rather than through brokers. The Company believes that its enhanced knowledge of scrap market conditions gained by being directly involved in scrap procurement on a daily basis, coupled with management's long experience in metals recycling markets, gives the Company a competitive advantage. The Company does not currently depend upon any single supplier for its scrap. The Company, on average, maintains a 25-day inventory of steel scrap.

  The Company has initiated a program of buying directly from local scrap peddlers and small dealers for cash. Through this program, the Company has procured approximately 20% of its scrap at prices lower than those of large scrap dealers.

  The cost of steel scrap is subject to market forces, including demand by other steel producers. The cost of steel scrap to the Company can vary significantly, and product prices generally cannot be adjusted in the short-term to recover large increases in steel scrap costs. Over longer periods of time, however, product prices and steel scrap prices have tended to move in the same direction.

  The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as steel makers continue to expand steel scrap-based electric arc furnace capacity. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steelmaking. Such forms include direct-reduced iron, iron carbide and hot-briquetted iron. While such forms may not be cost competitive with steel scrap at present, a sustained increase in the price of steel scrap could result in increased implementation of these alternative technologies.

  In addition to steel scrap, the Company consumes smaller quantities of additives, alloys and flux ("AAF"), a substantial portion of which is imported through the Port of New Orleans. As a result of its proximity to the port, the Company believes it has a freight advantage over competitors when procuring alloys. The Company does not currently depend upon a single supplier for its AAF requirements.

  The Company has not experienced any shortages or significant delays in delivery of these materials. The Company believes that an adequate supply of raw materials will continue to be available.

ENERGY

  The Company's manufacturing process consumes large amounts of electrical energy. The Company purchases its electrical service needs from Louisiana Power and Light ("LPL") pursuant to a contract originally executed in 1980 and extended in 1991 for a five year period. The base contract is supplemented to provide lower cost off-peak power and known maximums in higher cost firm demand power. In addition, the Company receives discounted peak power rates in return for LPL's right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and during the last several years have had negligible impact on operations. Although the supplemental contract with LPL expires February 1, 1996, the Company has no reason to believe that this contract will not be renewed upon substantially similar terms. To a lesser extent, the Company's manufacturing facility consumes quantities of natural gas. The Company purchases its natural gas on a month-to-month basis from a variety of suppliers. Due to the effect of a fuel adjustment provision in the contract with LPL and price increases in natural gas, the Company's energy expense increased by $2.0 million in fiscal 1993 compared to fiscal 1992. Historically, the Company has been adequately supplied with electricity and natural gas and does not anticipate any curtailment in its operations resulting from energy shortages.

  The Company believes that its utility rates are very competitive in the domestic minimill steel industry. As one of LPL's largest customers, the Company is able to obtain competitive rates from LPL.

ENVIRONMENTAL MATTERS

  The Company is subject to various Federal, state and local laws and regulations, including, among others, the Clean Air Act, the 1990 amendments to the Clean Air Act (the "1990 Amendments"), the Resource Conservation and Recovery Act, the Clean Water Act and the Louisiana Environmental Quality Act, and the regulations promulgated in connection therewith, concerning the discharge of contaminants which may be emitted into the air and discharged into the waterways, and the disposal of solid and/or hazardous waste such as electric arc furnace dust.

  In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the last five years, the only environmental penalty assessed to the Company was a fine in the amount of $43,000 levied in 1989 in conjunction with a Hazardous Waste Compliance Order issued by the Louisiana Department of Environmental Quality with respect to hazardous waste management violations. At this time, the Company is in compliance in all material respects with applicable environmental requirements. The Company has a full-time compliance officer who is responsible for monitoring the Company's procedures for compliance with such rules and regulations. The Company does not anticipate any substantial increase in its costs for environmental remediation or that such costs will have a material adverse effect on the Company's competitive position, operations or financial condition.

  The Company plans to close two storm-water retention ponds at the LaPlace minimill. The Company has tested the effluents running into and out of the ponds and these tests do not indicate the potential for contamination. Based on this preliminary analysis, the Company does not believe that future clean up costs, if any, will be material. The Company has proposed a sampling plan to the Louisiana Department of Environmental Quality to analyze the contents of the pond sediments. The results of such sampling could indicate a greater level of contaminants than suggested by the Company's more limited testing. In such case, the costs of clean up could be much higher than the Company believes. Until such sampling is completed, it is impossible to estimate such costs.

  The Company's minimill is classified, in the same manner as similar steel mills in the industry, as generating hazardous waste due to the production of dust that contains lead, cadmium and chromium. The Resource Conservation and Recovery Act regulates the management of such emission dust from electric arc furnaces. The Company currently collects the dust resulting from its melting operation through an emissions control system and disposes of it through an approved waste recycling firm. The dust disposal costs were approximately $1.5 million in fiscal 1993, and are estimated to be approximately the same for fiscal 1994. In fiscal 1990, a small quantity of dust containing very low emissions of radioactive material inadvertently entered the scrap stream on one occasion. All of the dust containing such material was captured by the emissions control system and is being held pending decision as to appropriate disposal. The Company has estimated that the ultimate cost of disposal of such dust will be approximately $500,000.

  The Company's future expenditures for installation of environmental control facilities are difficult to predict. Environmental legislation, regulations and related administrative policies are constantly changing. Environmental issues are also subject to differing interpretations by the regulated community, the regulating authorities and the courts. Consequently, it is difficult to forecast expenditures needed to comply with future regulations, such as those forthcoming as a result of the 1990 Amendments. Comprehensive regulations applicable to the Company have yet to be promulgated under the authority of the 1990 Amendments. Therefore, at this time, the Company cannot estimate those costs associated with compliance and the effect the upcoming regulations will have on the Company's competitive position, operations or financial condition. In fiscal 1994, the Company intends to spend approximately $300,000 on various environmental capital projects, including those related to the 1990 Amendments.

  As part of its corporate campaign the Union engaged a consulting company which conducted what was characterized as an environmental audit of the Company's facilities. The Union's consultant did not visit the minimill, speak with any officer of the Company or review any corporate records. The Union consultant's report states that it was based on a review of the Louisiana Department of Environmental Quality files and the Company's written operating procedures. The report also states that the consulting company interviewed Union members employed by the Company. Based on this review, the Union consultant issued a report which states that its purpose was to identify areas of concern regarding the Company's environmental compliance. The report alleges that the Company, among other things, impermissibly manages hazardous waste (including incineration of flue dust without a permit, operation of a waste pile to manage hazardous wastes without a permit, long-term storage of mixed waste without a permit, and improper training of personnel in waste management), bypasses its air emissions control systems (by venting flue dust directly into the atmosphere in violation of its air permit and releasing fugitive emissions greatly in excess of the level of emissions permitted through its control systems), violates its wastewater discharge permit (by discharging hazardous waste into ponds at its facility) and violates various reporting requirements (with respect to releases of hazardous substances by failing to report the amount of hazardous waste being treated on-site). The Company believes that the Union has submitted this report to the Louisiana Department of Environmental Quality and the Louisiana Board of Commerce and Industry and perhaps to other government agencies.

  The Company believes the Union consultant's allegations are without merit and were made to further the efforts of the Union in the strike. The Company's minimill is subject to regular inspections by the Department of Environmental Quality. At the request of the Board of Commerce and Industry in connection with the Company's next tax abatement renewal, the Louisiana Department of Environmental Quality issued a letter dated February 7, 1994 stating that there were no environmental enforcement actions outstanding against the Company. The Company believes it is in compliance in all material respects with applicable environmental requirements.

STRIKE AND IMPACT UPON THE COMPANY

  General. The Company's six-year labor contract with the Union expired on February 28, 1993. On March 21, 1993, after three short contract extensions, the Union initiated a strike by its 338 bargaining unit employees after the parties failed to reach agreement on a new labor contract due to differences on economic issues. Initially, the Company had to curtail its operations (for six weeks the Company operated at 50% capacity), which resulted in reduced production, higher per ton conversion costs and lost sales, all of which adversely affected the Company's profitability, particularly in the early weeks of the strike.

  During its negotiations with the Union, the Company developed a strategic contingency plan to maintain continued operation of the plant in the event of a work stoppage. As a result of such planning, the Company was able to avoid complete suspension of operations by operating the minimill with fewer workers and by utilizing a combination of temporary replacement workers, Union employees who returned to work and salaried employees. As a result of such measures, the Company is currently operating at full capacity and since July 1993 overall production and productivity have been near pre-strike levels.

  As of December 31, 1993, the Company has incurred approximately $3.6 million in out-of-pocket costs for security, legal matters and other services related to the strike ($2.5 million of which was incurred during the first three months of the strike). Although uncertainties inherent in the strike generally make it impossible to predict the duration or ultimate cost of the strike to the Company, the Company expects that future strike-related costs will not exceed $100,000 per month.

  Injunction. The Company obtained an injunction from a Louisiana state court on April 1, 1993 imposing constraints on the number of picketers and regulating conduct on the picket line. As a result of violations of the injunction, the Company has obtained contempt orders against the violators, as well as additional injunctive relief to further regulate picketing activity. Assault and battery charges have been filed against several striking Union members, as well as non-striking Company employees. Access to the minimill has been generally unimpaired since the injunction was issued (with the exception of a court imposed 90-second per vehicle waiting time) and the Company has been allowed by the court to open additional gates to its facility. The injunctive relief has also permitted the Company to significantly reduce its out-of-pocket expenses for security and housing of temporary replacement workers.

  Unfair Labor Practice Charge. On May 4, 1993, the Union filed unfair labor practice charges against the Company with the regional office of the National Labor Relations Board (the "NLRB"), which charges were amended on May 20, 1993 and July 15, 1993. In late January, the Regional Director of the NLRB informed the Company that it had sufficient grounds to issue a complaint against the Company and order a trial with respect to eight of these allegations, which included charges by the Union that the Company: withdrew from, or altered the terms of, tentatively agreed-upon bargaining proposals in retaliation against the Union's announcing or taking part in activity protected under the NLRA; offered bargaining proposals which contained unlawful limitations on engaging in protected Union activity on work time; threatened to unilaterally change the terms and conditions of employment for employees in the bargaining unit without bargaining in good faith with the Union; offered regressive bargaining proposals at advanced stages of bargaining in bad faith; offered bargaining proposals which required the Union to reopen the contracting out clause without providing for its right to strike in order to frustrate bargaining or to prevent the reaching of an agreement; made regressive bargaining proposals in retaliation for filing charges with the NLRB; and interfered with, restrained and coerced employees in the exercise of their rights guaranteed by Section 7 of the NLRA. In order to avoid a lengthy and expensive trial, the Company agreed to negotiate a settlement agreement with the NLRB.

  The proposed settlement agreement does not contain an admission by the Company that it engaged in any unfair labor practices. The settlement agreement requires the Company to post a notice stating that it will not engage in any of the actions specified in the eight allegations described above. The other 14 allegations will be dismissed concurrently with the approval by the NLRB of the settlement agreement. As part of the proposed settlement agreement, the Company would also agree to accord all eligible striking employees, who have not engaged in unprotected activity, upon unconditional application, full reinstatement to their former jobs, or if their jobs no longer exist, to substantially equivalent positions, without prejudice to their seniority or other rights or privileges of employment. Since the strike began, the Company has permitted any striking employee who wished to return to his job upon the terms of the expired contract the opportunity to do so (and the temporary replacement workers have been operating under the terms of the expired contract). The Company has signed the proposed settlement agreement but has been informed by the NLRB that the Union will not sign the proposed agreement. The Company has been informed by the NLRB that the NLRB will unilaterally approve the settlement agreement and the Company expects such approval by the end of February. The Company expects that the Union will appeal the settlement agreement and the dismissal of the 14 other charges. However, even if the appeal were successful and a trial were ordered, the Company does not believe that the ultimate outcome would have a material affect on the Company's operations.

  The settlement agreement is not expected to cover two separate charges filed on December 30, 1993 and January 14, 1994, respectively. These outstanding charges include allegations that the Company bargained in bad faith by not reducing to writing a specific alleged agreement concerning job security for those employees adversely affected by contracting out proposals of the Company, that it failed to provide certain employee safety and health documents, and that the Company denied the Union access to the minimill. The Union is seeking a finding that the Company negotiated in bad faith which, under the NLRA, could convert the strike from an "economic" strike to an "unfair labor practice" strike. If the Company were found to have engaged in an "unfair labor practice" strike, the Company would be precluded from hiring permanent replacement workers and from declaring an impasse. If the Company were to hire permanent replacement workers or declare an impasse prior to the time of such decision, the NLRB could reverse such actions. Furthermore, if the strike was deemed an "unfair labor practice" strike and the Company refused to re-employ striking workers who made an unconditional offer to return to work, the Company could be subject to exposure for back-pay. The Company believes that it possesses meritorious defenses to such unfair labor practice charges. The settlement agreement, or a finding by the NLRB that the Company engaged in unfair labor practices with respect to any charges not covered by the settlement agreement, may result in the strengthening of the strikers' commitment to their negotiating position, the work stoppage and the corporate campaign. Any hardening of the strikers' positions could affect the length of the strike and the resolution of the labor contract disputes. The settlement agreement or an adverse decision by the NLRB on the outstanding charges could also delay and impair the Company's labor initiatives because the Company would be unable to implement all or part of its last proposed labor agreement until it returned to the bargaining process and remedied the unfair labor practices, and until such time as either an agreement with the Union was ratified or impasse in the bargaining process was reached.

  The Company does not expect a settlement agreement or an adverse decision by the NLRB on the outstanding charges to have a material long-term effect on the Company. Since the strike began, the Company has permitted any striking employee who wished to return to his job upon the terms of the expired contract the opportunity to do so (and the temporary replacement workers have been operating under the terms of the expired contract). Since the Company has not replaced any of the striking workers with permanent replacement employees and has not implemented any of its proposed contract terms, a return of striking workers upon the terms of the expired contract would have no financial effect on the Company's operations, although it could disrupt operations for a time.

  Status of Negotiations. Union and Company representatives have continued to hold negotiating meetings since March 21, 1993 in attempts to reach a resolution of the outstanding issues. However, no progress has been made since August 11, 1993. The Company made a contract proposal to the Union on November 22, 1993 which was rejected by the Union. The NLRA provides that a company, in the absence of unfair labor practices in connection with the negotiations, may implement all or individual parts of its last labor agreement proposal in the event that the bargaining process reaches impasse. The determination of impasse is strictly dependent on the facts of each individual case. The Company has not made a determination that it is at an impasse and any such determination would be subject to review by the NLRB. If the Company were to implement its last proposed labor agreement and the NLRB were to subsequently find that the Company had engaged in unfair labor practices, the Company would be liable to make the employees economically whole with respect to those labor agreement provisions that adversely affected such workers since the Company could not have been at impasse if it were found to have bargained in bad faith.

  While the Company and the Union currently remain apart on several issues with respect to the proposed labor contract, the Company believes that the following issues are significant in reaching agreement on a new labor contract:

    Health Benefits. The Company has proposed a managed health care plan which would require employees to contribute $20 per week to the plan for family coverage. In addition, any future increases in the cost of the plan would be shared equally by the Company and employees. The Union alternatively has proposed that employees be required to contribute only $6.92 per week, that employees bear no responsibility for future increases in the cost of the plan and that the obligation to make contributions not become effective until three years from the date of adoption of the contract.

    Incentive Plan. The Company has proposed an incentive plan and profit sharing plan for its employees as the primary basis for increases in compensation, the components of which would be subject to change at the discretion of the Company. The Union is proposing that these plans be subject to the grievance and arbitration procedure under the contract (and therefore not subject to amendment at the Company's discretion).

    Contract Labor. The Company has proposed a provision granting the Company the right to utilize contract labor and outside contractors, although no employee directly affected would be terminated or suffer a loss of pay rate as a result of using contract labor. The Union is seeking a more restrictive provision limiting the Company's ability to utilize such contractors.

    Bargaining Unit Work. The Company has proposed reduced limitations on non-bargaining unit employees, primarily supervisors, from performing bargaining unit work. The Union's proposal maintains past restrictions contained in the expired contract, in addition to more severe penalties in the event of future violations.

    Union Representatives. The Company and the Union disagree as to which party should be responsible for the compensation of union representatives for the performance of Union duties during Company hours.

    Picket Line Misconduct. The Company maintains that it has a right to subject picketers who have engaged in picket line misconduct (meeting the criteria established by the NLRB as behavior not protected by the NLRA) to disciplinary action, including termination of employment. The Union demands that all striking employees, even those who have engaged in such misconduct, be returned to their positions at the cessation of the strike.

  Corporate Campaign. In August 1993 the Union announced a corporate campaign designed to bring pressure on the Company from individuals and institutions with direct financial or other interests in the Company. After the public announcement that the Company was negotiating a settlement agreement with the NLRB with respect to unfair labor practice charges filed by the Union, the intensity of the corporate campaign strengthened. Although the Company believes the corporate campaign has not had, and is not expected to have, an effect on its operations, the potential impact of such a campaign is difficult to assess.

  As part of its corporate campaign the Union engaged a consulting company which conducted what was characterized as an environmental audit of the Company's facilities. The Union's consultant did not visit the minimill, speak with any officer of the Company or review any corporate records. The Union consultant's report states that it was based on a review of the Louisiana Department of Environmental Quality files, Company internal memoranda that were available to it and the Company's written operating procedures. The report also states that the consulting company interviewed Union members employed by the Company. Based on this review, the Union consultant issued a report which states that its purpose was to identify areas of concern regarding the Company's environmental compliance. The report alleges that the Company, among other things, impermissibly manages hazardous waste, bypasses its air emissions control systems, violates its wastewater discharge permit and violates various reporting requirements. The Company believes that the Union has submitted this report to the Louisiana Department of Environmental Quality and the Louisiana Board of Commerce and Industry and perhaps to other government agencies.

  The Company believes the Union consultant's allegations are without merit and were made to further the efforts of the Union in the strike. The Company believes it is in compliance in all material respects with applicable environmental requirements. See "Business--Environmental Matters."

EMPLOYEES

  As of September 30, 1992, the Company had 491 employees, of whom 153 were salaried office, supervisory, and sales personnel, and 338 were hourly employees. 20 salaried non-exempt employees and 329 hourly employees were covered by a collective bargaining contract which expired on February 28, 1993 between the Company and the Union. 9 hourly employees are covered by a collective bargaining contract which expires on July 31, 1994 between the Company and the Union. As of December 31, 1993, the Company had 418 non-striking employees, of whom 148 were salaried office, supervisory, and sales personnel, and 270 were hourly employees. As of December 31, 1993, the Company had utilized 196 temporary replacement workers to perform certain of the services of striking workers. Of the original 337 bargaining unit employees, 98 have returned to work, nine have resigned and 230 remain on strike.

  The strike has not prevented the Company from committing to develop a Total Quality Management work culture, which is a managerial philosophy that encourages employee participation, employee empowerment, teamwork and increased individual accountability. The Company intends to accomplish this through extensive training and individual development efforts. The Total Quality Management program does not involve the terms and conditions of the workplace and is therefore not subject to the collective bargaining process. As a result, the Company has begun implementing the Total Quality Management Program with its supervisory personnel and intends to begin implementing the program with the remainder of its workforce in the near-term.

ITEM 2. PROPERTIES

  The Company's principal operating properties are listed in the table below. The Company believes that its properties and warehouse facilities are suitable and adequate to meet its needs and that the size of its warehouse facilities is sufficient to store the level of inventory necessary to support its level of distribution.

      LOCATION                                  PROPERTY
      --------                                  --------
LaPlace, Louisiana        Approximately 287 acres of land, including a melt
                           shop, rolling mill, related equipment, a new 75,000
                           square foot warehouse, and dock facilities situated
                           on state-leased waterbottom in the Mississippi Riv-
                           er.
Chicago, Illinois         Approximately 7 acres of land, a dock on the Calumet
                           River and buildings, including a recently renovated
                           100,000 square foot warehouse.
Tulsa, Oklahoma           63,500 square foot warehouse facility with a dock on
                           the Arkansas River system. Located on land under a
                           long-term lease. The original term of the lease is
                           from April 1, 1989 through March 31, 1999; the Com-
                           pany has two 10-year renewal options through March
                           31, 2019.
Pittsburgh, Pennsylvania  112,000 square foot leased warehouse facility with a dock on the Ohio River. The original term of the
                           lease was from January 1, 1987 through June 30,
                           1992; the Company is in the first of three 5-year
                           renewal options through June 30, 2007.
Knoxville, Tennessee      Approximately 25 acres of undeveloped land along the
                           Tennessee River, available for future use as a
                           stocking location.

ITEM 3. LEGAL PROCEEDINGS

  See "Business--Strike and Impact Upon the Company" for a description of the NLRB proceedings. The Company is not involved in any pending legal proceedings which involve claims for damages exceeding 10% of its current assets. The Company is not a party to any material pending litigation which, if decided adversely, would have a significant impact on the business, income, assets or operation of the Company, and the Company is not aware of any material threatened litigation which might involve the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the third and fourth quarters of fiscal year ending September 30, 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S CLASS A COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 Market Information and Stock Price

  The principal market in which the Class A Common Stock of the Company is traded is the American Stock Exchange (AMEX) under the symbol BYX. The approximate number of stockholders of record on October 29, 1993 was 347. The stock has been trading since July 27, 1988. The closing price per share on October 29, 1993 was $3.5625. The following tables set forth the high and low closing prices for the periods indicated.

                                                         FISCAL YEAR FISCAL YEAR
                                                         1993 SALES  1992 SALES
                                                            PRICE       PRICE
                                                         ----------- -----------
                                                         HIGH   LOW  HIGH   LOW
                                                         ----- ----- ----- -----
      October-December.................................. 3.688 2.125 2.625 1.750
      January-March..................................... 5.375 3.375 4.125 2.125
      April-June........................................ 6.000 3.875 3.500 2.500
      July-September.................................... 3.563 2.938 2.875 2.125

 Dividends

  The Company is restricted from paying dividends on its capital stock under the terms of its tax abatement agreement with the State of Louisiana, which expires in September 1995. Further, the Company's ability to pay dividends is subject to restrictive covenants under both the Indenture pursuant to which the Company's 14.75% Senior Secured Notes due 1998 (the "14.75% Notes") were issued and the Company's line of credit. At such time as the Company is permitted to pay dividends, the Board of Directors will determine whether such action would be appropriate based on the Company's results of operations, financial condition, capital requirements, and other circumstances.

ITEM 6. SELECTED FINANCIAL DATA

  Set forth below is summary financial information for the Company since 1987, the Company's first full year of operations following the acquisition of the Company from Voest-Alpine.

                         SUMMARY FINANCIAL INFORMATION
             (DOLLARS IN THOUSANDS, EXCEPT RATIO AND PER TON DATA)

                                    AS OF AND FOR YEARS ENDED SEPTEMBER 30,
                         ----------------------------------------------------------------------------
                           1993        1992      1991        1990        1989      1988        1987
                         --------    --------  --------    --------    --------  --------    --------
INCOME STATEMENT DATA:
 Net Sales.............. $136,008    $119,772  $131,271(1) $183,563    $208,962  $189,849    $134,729
 Cost of Sales..........  128,033     109,116   124,436     170,998     187,132   152,148     117,997
                         --------    --------  --------    --------    --------  --------    --------
 Gross Profit...........    7,975      10,656     6,835      12,565      21,830    37,701      16,732
 Selling, General and
  Administrative........    3,986       4,071     4,125       4,582       4,323     4,409       4,249
 Non-Production Strike
  Expenses..............    3,162(2)      --        --          --          --        --          --
                         --------    --------  --------    --------    --------  --------    --------
 Operating Income.......      827       6,585     2,710       7,983      17,507    33,292      12,484
 Interest Expense.......   (8,261)     (8,977)   (8,821)     (9,514)    (11,131)   (9,639)     (9,445)
 Interest Income........      193         486       638       1,850       1,540       649          61
 Miscellaneous..........      502         554       902       1,380(3)      421      (734)         88
                         --------    --------  --------    --------    --------  --------    --------
 Income (Loss) Before
  Taxes.................   (6,739)     (1,352)   (4,571)      1,699       8,337    23,568       3,188
 Provision (Benefit) for
  Income Taxes..........      --          --        --         (116)        281       237         --
                         --------    --------  --------    --------    --------  --------    --------
 Income (Loss) Before
  Cumulative Effect of
  Accounting Change and
  Extraordinary Gain....   (6,739)     (1,352)   (4,571)      1,815       8,056    23,331       3,188
 Cumulative Effect on
  Prior Years of
  Accounting Change.....      --          --        --       (1,572)        --        --          --
 Extraordinary Gain.....      585         --        --          --          --        --          --
                         --------    --------  --------    --------    --------  --------    --------
 Net Income (Loss)...... $ (6,154)   $ (1,352) $ (4,571)   $    243    $  8,056  $ 23,331(4) $  3,188(4)
                         ========    ========  ========    ========    ========  ========    ========
BALANCE SHEET DATA:
 Working Capital........ $ 32,389    $ 57,167  $ 57,532    $ 64,386    $ 77,266  $ 74,478    $ 34,142
 Total Assets...........  138,280     149,381   148,669     162,411     165,518   162,098     110,867
 Total Debt.............   54,817      62,057    62,355      67,440      66,364    66,021      61,020
 Stockholders' Equity... $ 61,231    $ 67,385  $ 68,737    $ 73,308    $ 73,064  $ 65,008    $    274

- --------
 (1) In fiscal 1991 the Company decided to reduce its melting capacity by discontinuing the operation of one of its two electric furnaces and ceasing the practice of exporting large quantities of billets. In prior years, billet sales contributed small margins; however, the margins on billets sales virtually disappeared as a result of worldwide market conditions in late 1990. The Company believes its decision to stop producing large quantities of billets for export resulted in a decline in sales of approximately $40 million.

 (2) In fiscal 1993, Non-Production Strike Expenses includes $3.2 million in expenses for security, legal matters and other services related to the strike.
 (3) In fiscal 1990, Miscellaneous includes income in connection with a favorable settlement of a lawsuit for $1.3 million.
 (4) In fiscal 1988 and 1987, income applicable to common shares after accretion and dividends accrued on preferred stock was $19.8 million and $0.5 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The Company reported a net loss of $6.2 million in fiscal 1993. The 1993 net loss was primarily caused by the strike and by sharp increases in scrap costs. The strike has adversely affected the Company in four ways. First, as of November 30, 1993, the Company has incurred approximately $3.5 million in out-of-pocket expenses for security, legal, and other services related to the strike ($2.5 million of which was incurred during the first three months of the strike). Second, a reduction in production of approximately 27,000 tons in the melt shop and approximately 30,000 tons in the rolling mill during the initial phases of the strike resulted in higher fixed costs per ton produced during that period. As the inventory produced during this period was sold, the allocation of fixed charges to the cost of that inventory resulted in higher cost of sales for fiscal 1993 of $1.2 million. Third, the impact of training new employees affected productivity and led to higher consumption of materials for several months. Fourth, reduced production during the early weeks of the strike resulted in lost sales due to reduced inventory levels. The increase in scrap costs during the year was only partially offset by increases in selling prices, resulting in reduced metal margins.

  In fiscal 1992, the net loss of $1.4 million was $3.2 million less than the loss incurred in fiscal 1991. This improvement, despite fewer shipments and lower selling prices, was accomplished by a reduction in operating costs per ton.

  The following table sets forth shipment and sales data for the fiscal years indicated.

                                                      YEARS ENDED SEPTEMBER 30,
                                                      --------------------------
                                                        1993     1992     1991
                                                      -------- -------- --------
Shape Shipment Tons..................................  403,274  372,943  381,069
Average Shape Selling Price Per Ton..................     $300     $296     $307
Billet Shipment Tons.................................   59,604   31,962   43,557
Average Billet Selling Price Per Ton.................     $209     $204     $210
Net Sales (in thousands)............................. $136,008 $119,772 $131,271

SALES

  Net sales increased in fiscal 1993 compared to fiscal 1992 due to an increase in shipments and selling prices for both shapes and billets, whereas net sales decreased in fiscal 1992 compared to fiscal 1991 for the same reasons.

  Shapes. In 1993, the improvement in domestic shape shipments was mainly due to an improving economy and the Company's efforts to recapture market share which had been lost in prior years due to the presence of excessive surface rust on the Company's products. The Company lost some sales in fiscal 1993 due to a temporary disruption in shipments out of LaPlace and the stocking locations and curtailed production due to the strike. Despite these factors, the Company's total shipments increased in fiscal 1993 compared to fiscal 1992. Export shape shipments in fiscal 1993 were 11.1% of shape shipments as compared to 9.7% for the previous year. Export shipments to Canada and the Far East improved while shipments to Mexico declined. Even though there were extreme pressures on prices in the form of rebates and discounting, the average selling price for the Company's shape products rose approximately $4 per ton in fiscal 1993. These higher prices were primarily in response to sharp increases in raw material costs; however, the price increases only partially offset the raw material increases. The Company anticipates a slight improvement in the economy in fiscal 1994 which should result in increased sales. In 1992, the prevailing recessionary conditions, decreased demand, and the reluctance of steel mills to reduce rolling capacity, caused an oversupply of shape products relative to demand, resulting in continued competitive pricing and reductions in shipments. Even though demand for shape products was weak, the Company continued to improve its position with customers because of the improved surface condition of its products; however, the Company did not completely regain in fiscal 1992 the market share it lost in fiscal 1991 and fiscal 1990. Export shape shipments were 9.7% of shape shipments in fiscal 1992 and 10% in fiscal 1991.

  Billets. In fiscal 1990, foreign governments resumed the practice of heavily subsidizing their steel-making industries, precipitating a sharp decline in worldwide billet prices as foreign steel-making companies produced more billets for export. Unable to sell billets at acceptable margins, the Company curtailed excess billet production by discontinuing the operation of one of its two furnaces. Since that time, the Company has increased the productivity of its one-furnace melt shop, including a 7% increase in 1993. As a result of this increased productivity, the Company was able to take advantage of several seasonal export opportunities in the last half of fiscal 1991 and the first half of fiscal 1992. In fiscal 1993, the Company increased shipped tons of billets by 86% as compared to fiscal 1992. The average selling price of billets improved in fiscal 1993 compared to fiscal 1992 due to an increase in domestic shipments, which carry a higher selling price than export shipments, and increasing raw material prices which were partially passed on to billet customers. In fiscal 1994, the Company will continue to ship billets on a supply contract or on an occasional and selective basis to domestic and export customers.

COST OF SALES

  Cost of sales was 94.1% of sales in fiscal 1993 compared to 91.1% in fiscal 1992 and 94.8% in fiscal 1991. The significant decrease in fiscal 1992 compared to fiscal 1991 was due to lower scrap costs and conversion costs (the cost of converting raw materials into shapes). The cost of sales increase in fiscal 1993 compared to fiscal 1992 was primarily due to increases in the same two factors. Also contributing to the increase in cost of sales as a percentage of sales were higher per ton production costs caused by the curtailment of operations during the initial phases of the strike and higher costs for electricity, natural gas and electrodes.

  The major component of cost of sales is scrap. In fiscal 1992, scrap cost decreased 8.4% compared to fiscal 1991, but shape prices dropped $2 per ton more than scrap prices, reducing margins. In the first quarter of fiscal 1993, scrap prices bottomed out and began rising sharply over the remainder of the fiscal year. Scrap costs increased an average of 14.6% in fiscal 1993 compared to fiscal 1992. Overall, in fiscal 1993, scrap cost per ton increased $10 more than the increase in the shape selling prices, further reducing margins. For fiscal 1993, the average metal margin was 4.0% below the average metal margin in fiscal 1992.

  Another significant portion of cost of sales is conversion costs, which include the labor, energy, maintenance material, and supplies used to convert raw materials into billets and billets into shapes. Conversion costs per ton, which include fixed and variable costs, decreased 9.0% in fiscal 1992 compared to fiscal 1991, but increased by 3.0% in fiscal 1993 compared to fiscal 1992. The decrease in conversion costs per ton for fiscal 1992 was due to the Company's cost reduction efforts. The Company reduced conversion costs by operating at a higher level of capacity, implementing capital improvements, reducing overhead, and renegotiating several major supply contracts. Also, during the later part of fiscal 1992, the rolling mill operation went from a six day per week operation to operating at full capacity without additional staff.

  The increase in per ton conversion costs in fiscal 1993 was due to the strike and increased energy costs. The inability to operate at full capacity during the initial phases of the strike resulted in reduced production of approximately 27,000 tons in the melt shop and approximately 30,000 tons in the rolling mill. As a result, each ton produced during this period included a higher level of fixed costs than in comparable periods. Conversion costs per ton also increased due to overtime wages paid to workers as a result of reduced staffing and training new employees during the strike period. The Company believes that, without the effect of the strike, conversion costs per ton would have declined in fiscal 1993 compared to fiscal 1992. Compared to fiscal 1992, the price of the fuel adjustment component of power increased 28% and the prices of natural gas and electrodes increased 32% and 9%, respectively, further increasing conversion costs. Increased consumption of certain supplies and materials, particularly as new employees were trained, also contributed to higher per ton conversion costs. The Company is currently operating at full capacity and since July 1993 overall production and productivity have been near pre-strike levels. With only a slight improvement in the economy expected in fiscal 1994, the Company will continue to emphasize cost reductions to be achieved through operating efficiencies and capital projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses were relatively stable for fiscal 1993, 1992, and 1991.

NON-PRODUCTION STRIKE EXPENSES

  In fiscal 1993, the Company incurred $3.2 million ($2.5 million of which was incurred during the first three months of the strike) of non-production strike expenses, such as legal, security, and other services during the strike. The Company expects that future strike-related costs will not exceed $100,000 per month. See "Business--Strike and Impact Upon the Company."

INTEREST EXPENSE & MISCELLANEOUS

  Interest expense decreased in fiscal 1993 compared to fiscal 1992 by $0.7 million as the Company purchased $11.1 million aggregate principal of its 14.75% Notes at a purchase price of $10.4 million. Interest expense for fiscal 1992 and 1991 was relatively stable.

  Interest income decreased in fiscal 1993 compared to fiscal 1992 and did not significantly change in fiscal 1992 compared to fiscal 1991. In fiscal 1993, the Company had less cash to invest following its purchases of the 14.75% Notes and interest rates were lower compared to fiscal 1992.

  Miscellaneous income in fiscal 1993 and 1992 was approximately $0.5 million. Miscellaneous income in fiscal 1991 of $0.9 million included a favorable adjustment due to the execution of a renewal contract with the State of Louisiana to abate state franchise taxes and state sales and use taxes. The agreement applied retroactively to the prior fiscal year. This contract agreement, from which the Company derives a benefit of approximately $0.9 million per year, expires in 1995.

  The Company enjoys the benefits of tax abatements under a Louisiana tax exemption program that provides tax relief for companies that expand their manufacturing facilities. These abatements are initially granted for five years and are renewable for another five years. The Company currently has 10 separate abatements which come up for renewal from 1994 through 1997 with the first such renewal to be considered by the Louisiana Board of Commerce and Industry on February 23. In the past, such renewals have been routinely granted and the Company has had all 11 of its prior renewal requests approved. The Union and, according to materials published by the Union, an environmental group and a tax policy fairness group, have challenged the Company's next tax abatement renewal at a public hearing. In addition, the council of St. John the Baptist Parish adopted a resolution to the effect that the abatement should not be renewed if the Company were found to have violated Rule 1 under the tax exemption program. Rule 1, in essence, requires a company to give purchasing preferences to products made in Louisiana and hiring preferences to Louisiana residents. The Company believes, based on materials published by the Union, that the Union's basis for challenging the tax abatement renewals are allegations that the Company has hired out-of-state employees and that it is not in compliance with environmental laws. The Louisiana Department of Economic Development has stated, in a letter to the Board of Commerce and Industry, that the Company did not violate Rule 1 by hiring too many out-of-state employees. The Louisiana Department of Environmental Quality has stated, in a letter to the Board of Commerce and Industry, that the Company has no environmental enforcement compliance actions outstanding. Subsequently, the Company believes that its upcoming renewal request will be approved. If such renewal request were not approved and if all nine subsequent renewals were not approved, the Company would be required to pay additional taxes of $13,596 in 1994; $141,986 in 1995; $243,576 in 1996; $385,249 in 1997; $413,699 in 1998; $400,103 in 1999;
$271,713 in 2000; $171,123 in 2001; and $28,450 in 2002.

INCOME TAX

  The Company has not incurred income tax expense for fiscal 1993, 1992 and 1991 due to a net loss in each of these years.

NET LOSS

  The net loss increased by $4.8 million in fiscal 1993 compared to fiscal 1992. The primary reasons for the increase are strike-related matters, lower average metal margin and higher prices for energy compared to fiscal 1992.

  The net loss in fiscal 1992 decreased by $3.2 million from fiscal 1991 due to reductions in per ton conversion costs resulting from operational improvements. Cost of goods sold as a percentage of sales was 91.1% in fiscal 1992 compared to 94.8% in fiscal 1991 largely due to lower scrap costs and conversion costs.

LIQUIDITY AND CAPITAL RESOURCES

  Working capital decreased by $24.8 million to $32.4 million in fiscal 1993. The decrease in fiscal 1993 was due to the reclassification of $9.0 million of the 14.75% Notes from long-term debt to a current liability, the decrease in inventories as a result of reduced production during the strike and reductions in cash caused by the purchase of $11.1 million in principal of the 14.75% Notes, offset partially by an increase of $6.2 million in receivables.

  Net cash used in operations was $0.9 million in fiscal 1993 mainly due to the net loss and the increase in receivables. The increase in receivables was primarily due to the increased billet and shape sales in August and September 1993 as compared to the prior year. This was partially offset by the decrease in inventories and increase in accounts payable. Despite higher accounts receivable at year end, based on a better aging profile of the Company's outstanding accounts and reductions in the number of accounts older than 60 days, the Company's allowance for doubtful accounts has decreased compared to prior periods.

  Capital expenditures amounted to $3.2 million in fiscal year 1993. These expenditures were used for minor upgrades to the plant and major maintenance projects. The Company intends to implement a two-year, $8.6 million capital expenditure program.

  Cash flow from financing activities decreased cash by $6.6 million in fiscal 1993 due to a purchase of $11.1 million aggregate principal amount of the 14.75% Notes for $10.4 million. This was partially offset by $4.0 million of short-term borrowings.

  On November 23, 1993, the Company entered into an amendment and restatement of the Credit Facility, which is a three-year line of credit that permits loans to be made to the Company thereunder, on a secured basis, of up to $30 million. As of December 31, 1993, there was $5.9 million borrowed under the Credit Facility. Interest rates under the Credit Facility are prime plus 1% or LIBOR plus 2% at the Company's option. The Company's Credit Facility contains certain covenants, such as the Interest Expense Coverage Ratio, which become more restrictive over time. Under the Credit Facility, the Interest Expense Coverage Ratio for the quarter ending September 30, 1994 is 1.25 to 1.00 and becomes increasingly more restrictive for the quarters thereafter. For the quarter ended December 31, 1993, the Company's Interest Expense Coverage Ratio on a pro forma basis (assuming completion of the Offering) would have been 1.05 to 1.00. In the event of a default under the Credit Facility, the Company would not be permitted to borrow under the Credit Facility and the lenders thereunder may accelerate payment of all amounts then outstanding and terminate their commitments. A default under the Credit Facility may cause a default under the Indenture. If the Company's operations measured on a quarterly basis do not improve over its results for the first quarter of fiscal 1994, it will not be able to satisfy the Interest Expense Coverage Ratio at September 30, 1994. In such event, the Company would seek a waiver of the covenant from its lenders under the Credit Facility or otherwise renegotiate the terms of its Credit Facility. There can be no assurance that the Company will be able to obtain any necessary waivers or be able to renegotiate the terms of the Credit Facility. However, the Company believes that its normal operations (assuming a 3% improvement in shipments over the next 15 months and metal margins equal to their historical average) will be sufficient to satisfy these covenants, although there can be no assurance that other events will not occur that will affect the Company's ability to satisfy such covenants. See "Description of Certain Indebtedness--Credit Facility." The Company will use the proceeds of this Offering to defease and redeem the $48.9 million of outstanding 14.75% Notes and repay the then outstanding loans under the Credit Facility. The Company believes that current cash balances, internally generated funds and the Credit Facility will provide adequate funds for the Company's operating requirements. In addition, the Indenture contains a covenant which restricts the Company's ability to incur additional indebtedness. Under the Indenture, the Company may not incur additional indebtedness unless its EBITDA Ratio would be greater than 2.00 to 1.00 after giving effect to such incurrence.

  There are no financial obligations with respect to post-employment or post-retirement benefits.

OTHER COMMENTS

ENVIRONMENTAL MATTERS

  See "Business--Environmental Matters" for a description of the Company's environmental matters.

STRIKE

  See "Business--Strike and Impact Upon the Company" for a description of the strike.

INFLATION

  The Company is subject to increases in the cost of energy, supplies, salaries and benefits, additives, alloy and scrap due to inflation. Shape prices are influenced by supply, which varies with steel mill capacity and utilization, and market demand.

ACCOUNTING FOR INCOME TAXES

  The Company has $310 million of NOLs to offset against regular taxes. The NOLs expire in varying amounts through fiscal 2008. A substantial portion of the available NOLs, approximately $200 million, expires by fiscal 2000. In addition, the Company has $30.2 million of future tax benefits attributable to the Tax Lease Agreement which expires in 1996 (see Note 8 to the Financial Statements) and which may, to the extent of taxable income in the year such tax benefit is produced, be utilized prior to the NOLs. Even though management believes the Company will be profitable in the future and will be able to utilize a portion of the NOLs, management does not believe that it is likely that all of the NOLs will be utilized. In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which will require the Company to change its method of accounting for income taxes for financial reporting purposes for the fiscal year beginning October 1, 1993. FAS 109 requires, among other things, recognition of future tax benefits, subject to a valuation allowance based on the likelihood of realizing such benefits. Preliminary calculations indicate that deferred tax assets of approximately $118 million (NOLs and other temporary timing differences multiplied by the federal income tax rate) and deferred tax liabilities of approximately $8 million will be recorded upon adoption of FAS 109 in fiscal 1994. However, in recording these deferred assets, FAS 109 requires the Company to determine whether it is "more-likely-than-not" that the Company will realize such benefits and that all negative and positive evidence be considered (with more weight given to evidence that is "objective and verifiable") in making the determination. FAS 109 indicates that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years"; therefore, the Company has determined that it will be required by the provisions of FAS 109 to establish a valuation allowance for all of the recorded net deferred tax assets at the time the standard is adopted. In view of the fact that this determination was based primarily on historical losses with no regard for the impact of proposed capital expenditures and business plans, future favorable adjustments to the valuation allowance may be required if and when circumstances change and the Company returns to profitability. Adoption of FAS 109 will have no material adverse impact on income for financial reporting or tax purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            BAYOU STEEL CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                            SEPTEMBER 30,
                                                      -------------------------
                                                          1993         1992
                                                      ------------ ------------
CURRENT ASSETS:
  Cash and temporary cash investments................ $    517,900 $ 11,149,702
  Receivables, net of allowance for doubtful accounts
   of $543,000 in 1993 and $943,000 in 1992..........   18,676,907   12,339,576
  Inventories........................................   48,486,409   53,751,954
  Prepaid expenses...................................      222,277      257,058
                                                      ------------ ------------
    Total current assets.............................   67,903,493   77,498,290
                                                      ------------ ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land...............................................    2,750,398    2,411,182
  Machinery and equipment............................   76,257,285   73,623,878
  Plant and office building..........................   14,036,845   13,825,104
                                                      ------------ ------------
   ..................................................   93,044,528   89,860,164
  Less--Accumulated depreciation.....................   23,785,624   19,624,375
                                                      ------------ ------------
    Net property, plant and equipment................   69,258,904   70,235,789
                                                      ------------ ------------
OTHER ASSETS.........................................    1,117,788    1,646,784
                                                      ------------ ------------
    Total assets..................................... $138,280,185 $149,380,863
                                                      ============ ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt............... $  9,282,156 $    391,797
  Borrowings under line of credit....................    4,000,000          --
  Accounts payable...................................   17,671,926   14,837,557
  Accrued liabilities................................    4,560,249    5,101,568
                                                      ------------ ------------
    Total current liabilities........................   35,514,331   20,330,922
                                                      ------------ ------------
LONG-TERM DEBT.......................................   41,534,625   61,664,977
                                                      ------------ ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value--
  Class A: 24,271,127 authorized and
           10,613,380 outstanding shares.............      106,134      106,134
  Class B: 4,302,347 authorized and
           2,271,127 outstanding shares..............       22,711       22,711
  Class C: 100 authorized and outstanding shares.....            1            1
                                                      ------------ ------------
    Total common stock...............................      128,846      128,846
  Paid-in capital....................................   44,890,554   44,890,554
  Retained earnings..................................   16,211,829   22,365,564
                                                      ------------ ------------
    Total stockholders' equity.......................   61,231,229   67,384,964
                                                      ------------ ------------
    Total liabilities and stockholders' equity....... $138,280,185 $149,380,863
                                                      ============ ============

      The accompanying notes are an integral part of these balance sheets.

                            BAYOU STEEL CORPORATION

                            STATEMENTS OF OPERATIONS

                                             YEAR ENDED SEPTEMBER 30,
                                      ----------------------------------------
                                          1993          1992          1991
                                      ------------  ------------  ------------
NET SALES............................ $136,008,039  $119,771,725  $131,270,887
                                      ------------  ------------  ------------
COST OF SALES........................  128,032,556   109,115,193   124,435,433
                                      ------------  ------------  ------------
GROSS PROFIT.........................    7,975,483    10,656,532     6,835,454
                                      ------------  ------------  ------------
SELLING, GENERAL AND ADMINISTRATIVE..    3,985,564     4,071,154     4,125,008
NON-PRODUCTION STRIKE EXPENSES.......    3,162,325           --            --
                                      ------------  ------------  ------------
                                           827,594     6,585,378     2,710,446
                                      ------------  ------------  ------------
OTHER INCOME (EXPENSE):
  Interest expense...................   (8,260,775)   (8,976,619)   (8,821,364)
  Interest income....................      192,821       485,557       638,189
  Miscellaneous......................      501,084       554,015       901,699
                                      ------------  ------------  ------------
                                        (7,566,870)   (7,937,047)   (7,281,476)
                                      ------------  ------------  ------------
INCOME (LOSS) BEFORE TAXES &
 EXTRAORDINARY GAIN..................   (6,739,276)   (1,351,669)   (4,571,030)
PROVISION FOR INCOME TAXES...........          --            --            --
                                      ------------  ------------  ------------
INCOME (LOSS) BEFORE EXTRAORDINARY
 GAIN................................   (6,739,276)   (1,351,669)   (4,571,030)
EXTRAORDINARY GAIN...................      585,541           --            --
                                      ------------  ------------  ------------
NET INCOME (LOSS).................... $ (6,153,735) $ (1,351,669) $ (4,571,030)
                                      ============  ============  ============
INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary
   gain.............................. $       (.52) $       (.10) $       (.35)
  Extraordinary gain.................          .04           --            --
                                      ------------  ------------  ------------
  Income (loss) per common share..... $       (.48) $       (.10) $       (.35)
                                      ============  ============  ============


        The accompanying notes are an integral part of these statements.

                            BAYOU STEEL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                              YEAR ENDED SEPTEMBER 30,
                                        --------------------------------------
                                            1993         1992         1991
                                        ------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss)........................ $ (6,153,735) $(1,351,669) $(4,571,030)
  Extraordinary gain...................     (585,541)         --           --
  Depreciation and amortization........    4,616,286    4,308,936    3,803,291
  Provision for losses on accounts
   receivable..........................     (174,994)    (233,025)     373,323
  Changes in working capital:
   (Increase) decrease in receivables..   (6,162,337)   2,219,855    2,338,345
   Decrease (increase) in inventories..    5,265,545   (3,740,480)   7,765,127
   Decrease (increase) in prepaid
    expenses...........................       34,781       92,839       (7,567)
   Increase (decrease) in accounts
    payable............................    2,834,369    1,517,447   (5,326,494)
   (Decrease) increase in accrued
    liabilities........................     (541,319)     845,253    1,238,887
                                        ------------  -----------  -----------
    Net cash (used in) provided by
     operations........................     (866,945)   3,659,156    5,613,882
                                        ------------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Addition of property, plant and
   equipment...........................   (3,184,364)  (3,234,659)  (7,374,083)
                                        ------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit......    4,000,000          --           --
  Payments of long-term debt...........  (10,836,789)    (625,887)  (5,691,567)
  Proceeds from issuance of long-term
   debt................................      256,296      327,214    2,098,232
  (Payment of) accrued interest on
   unpaid dividends....................          --           --    (1,490,918)
  (Increase) in other assets...........          --           --       (41,677)
                                        ------------  -----------  -----------
    Net cash used in financing
     activities........................   (6,580,493)    (298,673)  (5,125,930)
                                        ------------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS......................  (10,631,802)     125,824   (6,886,131)
CASH AND CASH EQUIVALENTS, beginning
 balance...............................   11,149,702   11,023,878   17,910,009
                                        ------------  -----------  -----------
CASH AND CASH EQUIVALENTS, ending
 balance............................... $    517,900  $11,149,702  $11,023,878
                                        ============  ===========  ===========


        The accompanying notes are an integral part of these statements.

                            BAYOU STEEL CORPORATION

                        STATEMENTS OF CHANGES IN EQUITY

                               COMMON STOCK                                    TOTAL
                         ------------------------   PAID-IN    RETAINED    STOCKHOLDERS'
                         CLASS A  CLASS B CLASS C   CAPITAL    EARNINGS       EQUITY
                         -------- ------- ------- ----------- -----------  -------------
BEGINNING BALANCE,
 October 1, 1990........ $106,134 $22,711  $  1   $44,890,554 $28,288,263   $73,307,663
  Net loss..............      --      --    --            --   (4,571,030)   (4,571,030)
                         -------- -------  ----   ----------- -----------   -----------
ENDING BALANCE,
 September 30, 1991.....  106,134  22,711     1    44,890,554  23,717,233    68,736,633
  Net loss..............      --      --    --            --   (1,351,669)   (1,351,669)
                         -------- -------  ----   ----------- -----------   -----------
ENDING BALANCE,
 September 30, 1992.....  106,134  22,711     1    44,890,554  22,365,564    67,384,964
  Net loss..............      --      --    --            --   (6,153,735)   (6,153,735)
                         -------- -------  ----   ----------- -----------   -----------
ENDING BALANCE,
 September 30, 1993..... $106,134 $22,711  $  1   $44,890,554 $16,211,829   $61,231,229
                         ======== =======  ====   =========== ===========   ===========




        The accompanying notes are an integral part of these statements.

                            BAYOU STEEL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1993 AND 1992

1. OWNERSHIP:

  Bayou Steel Corporation (of LaPlace) was incorporated in Louisiana in 1979. On September 5, 1986, Bayou Steel Acquisition Corporation (BSAC) acquired substantially all of the capital stock of Bayou Steel Corporation (of LaPlace) from the former stockholders (the Acquisition) for $75,343,000. Simultaneously with the Acquisition, BSAC merged into Bayou Steel Corporation (of LaPlace) (the Company) with the Company being the surviving corporation. The Company reincorporated as a Delaware corporation on July 19, 1988 and changed its name from Bayou Steel Corporation (of LaPlace) to Bayou Steel Corporation on August 3, 1988.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INVENTORIES

  Inventories are carried at the lower of cost (last-in, first-out) or market except mill rolls, operating supplies, and other which are stated at average cost.

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment acquired as part of the Acquisition was recorded based on the purchase price (see Note 1). Betterments and improvements on property, plant and equipment are capitalized at cost. Interest during construction of significant additions is capitalized. Interest of $115,000, $107,000 and $264,000 was capitalized during the years ended September 30, 1993, 1992 and 1991, respectively. Repairs and maintenance are expensed as incurred. Depreciation is provided on the units-of-production method for machinery and equipment and on the straight-line method for buildings over an estimated useful life of 30 years.

STATEMENT OF CASH FLOWS

  The Company considers investments purchased with an original maturity of generally three months or less to be cash equivalents.

  Cash payments for interest and Federal income taxes during the three years ended September 30, were as follows:

                                                  1993       1992       1991
                                               ---------- ---------- -----------
Interest...................................... $8,444,066 $9,083,712 $10,792,024
Income taxes..................................        --         --          --

TAXES

  The Company has not incurred income tax expense for fiscal 1993, 1992 and 1991 due to a net loss in each of these years.

CREDIT RISK

  The Company extends credit to its customers primarily on 30 day terms and encourages discounting. The Company believes that the credit risk is minimal due to the ongoing review of its customers' financial

                            BAYOU STEEL CORPORATION
conditions and its requirement of letters of credit on some orders. Also, the Company invests its excess cash in high-quality short-term financial instruments.

OPERATING LEASE COMMITMENTS

  The Company has no significant operating lease commitments that would be considered material to the financial statement presentation.

3. INVENTORIES:

  Inventories, as of September 30, 1993 and 1992 consisted of the following:

                                                          1993         1992
                                                       -----------  -----------
   Scrap steel........................................ $ 3,187,963  $ 3,449,093
   Billets............................................   3,918,223    3,830,571
   Finished product...................................  25,242,294   25,920,243
   LIFO adjustments...................................    (324,303)   3,764,072
                                                       -----------  -----------
                                                        32,024,177   36,963,979
   Mill rolls, operating supplies, and other..........  16,462,232   16,787,975
                                                       -----------  -----------
                                                       $48,486,409  $53,751,954
                                                       ===========  ===========

  Decrements in the last-in, first-out ("LIFO") inventories had the effect of decreasing net loss by $124,000 or $0.01 per share in fiscal 1993. There was an increment in the last-in, first-out inventories in fiscal 1992. At September 30, 1993 and 1992, the first-in, first-out ("FIFO") inventories were $32.3 million and $33.2 million, respectively. A lower of cost or market evaluation of the carrying value of inventory was done at the end of each fiscal year. For all years presented, market value was in excess of the carrying value of the LIFO and FIFO inventories.

4. PROPERTY, PLANT AND EQUIPMENT:

  Depreciation expense during the years ended September 30, 1993, 1992 and 1991 was allocated as follows:

                                                  1993       1992       1991
                                               ---------- ---------- ----------
   Inventory.................................. $      --  $   87,193 $      --
   Cost of sales..............................  4,156,851  3,884,913  3,467,871
   Selling, general and administrative........      4,398      4,347      4,326
                                               ---------- ---------- ----------
                                               $4,161,249 $3,976,453 $3,472,197
                                               ========== ========== ==========

5. OTHER ASSETS:

  Other assets consist of costs associated with the issuance of the 14.75% Notes and the line of credit (see Notes 6 and 7) which are being amortized over the lives of the related debt. Amortization expense was approximately $458,000, $332,000 and $331,000 for the years ended September 30, 1993, 1992 and 1991, respectively.

                            BAYOU STEEL CORPORATION

6. LONG-TERM DEBT:

  Long-term debt of the Company as of September 30, 1993 and 1992 included the following:

                                                           1993        1992
                                                        ----------- -----------
   Senior Secured Notes (see below).................... $48,900,000 $60,000,000
   Other notes payable, due monthly, bearing interest
    from 8.5% to 10.50% secured by Company assets......   1,916,781   2,056,774
                                                        ----------- -----------
                                                         50,816,781  62,056,774
   Less--current maturities............................   9,282,156     391,797
                                                        ----------- -----------
                                                        $41,534,625 $61,664,977
                                                        =========== ===========

  The 14.75% Notes are secured by a mortgage (the Mortgage) covering real property, plant and equipment. The 14.75% Notes bear interest at the nominal rate of 14.75% per annum (subject to increase as stated below) payable on March 15 and September 15 of each year. If operating income, as defined, plus depreciation and amortization, exceeds $20,000,000 for any fiscal year ending September 30, the interest rate for the following calendar year only is to be increased by 0.02% for each $50,000 of such excess. The nominal interest rate and such excess rate cannot exceed a maximum rate of 20.75% per annum if the 14.75% Notes remain secured by the Mortgage on February 15 of the year for which the excess interest rate is being determined or 23.50% per annum if on such date the 14.75% Notes are no longer secured by the Mortgage. For fiscal 1993 and 1992, the Company accrued interest at a rate of 14.75%.

  The 14.75% Notes may be redeemed, at the Company's option, in whole or in part at specified redemption prices plus accrued interest to the date of redemption. This redemption price was 115% of principal amount at September 30, 1993 and is to decline at a rate of 5% per year. Beginning October 1, 1995, the outstanding principal can be redeemed at par. The Company is required to redeem $9,000,000 of the 14.75% Notes on March 15 in each of the years 1994, 1995, 1996 and 1997, with a $24,000,000 balloon payment due March 15, 1998. During fiscal 1993, the Company purchased $11.1 million in principal of the 14.75% Notes at a net discount. While the Company has the right to apply the purchased the 14.75% Notes to any redemption date, it has not decided which redemption the purchased the 14.75% Notes will be applied against. The $9.0 million principal payment due in March 1994 has been classified as a current liability on the Company's balance sheet.

  The result of the 14.75% Note purchases at a net discount, reduced by the write-off of the related unamortized deferred cost (see Note 5), has been reflected in the accompanying statement of income as an extraordinary gain. There was no tax effect related to this transaction.

7. SHORT-TERM BORROWING ARRANGEMENT:

  On June 28, 1989, the Company arranged a five-year $40,000,000 line of credit with a group of banks which will be used for general corporate purposes. The Company can borrow against the line of credit at market rates. The amount that may be advanced to the Company is limited to $40,000,000 less the balance of outstanding letters of credit and unpaid loans under the line. Based on these criteria, the amount available as of September 30, 1993 and 1992 was $34,475,016 and $38,475,016, respectively. Amounts borrowed under the line of credit are secured by a lien on the Company's receivables, inventory and certain contract rights. There were no borrowings under the line of credit for fiscal 1992 and the only borrowing for fiscal 1993 of $4,000,000 occurred on September 15, 1993 and remained outstanding at a rate of 3.75% through September 30, 1993.

                            BAYOU STEEL CORPORATION

  On November 23, 1993, the Company entered into an amendment and restatement of its line of credit agreement. The terms of the new agreement call for available borrowings up to $30 million, secured by inventory and accounts receivable, at interest rates of prime plus 1% or LIBOR plus 2%.

8. INCOME TAXES:

  The Company is subject to United States Federal income taxes. The primary difference between book and tax reporting of income relates to the allocation of the carrying cost of property, plant and equipment to operations due to (a) different depreciation methods used for tax and financial reporting purposes,
(b) a writedown of the carrying value of property, plant and equipment to estimated net realizable value recorded for financial reporting purposes in prior years, and (c) the sale of tax benefits discussed below.

  In 1981, the Company (pre-Acquisition) entered into lease agreements with an unrelated corporation whereby certain tax benefits were transferred to the unrelated corporation as allowed under the provisions of the Economic Recovery Tax Act of 1981. These agreements, the last of which will expire in late 1996, include various covenants not to dispose of the property covered by the agreement and indemnification of the unrelated corporation by the former majority stockholder against any losses which might result from a breach of the Company's warranties and covenants, including those related to the Federal income tax implications of the transaction. Pursuant to the Acquisition and as a result of the merger (see Note 1) and the Mortgage, the Company agreed to require any purchaser of the property subject to such Mortgage to take the property subject to such agreements and to ensure that any disposition of the property upon a foreclosure of the Mortgage would not constitute a "disqualifying event" within the meaning of the regulations promulgated under
Section 168(f)(8) of the Internal Revenue Code as in effect prior to the enactment of the Tax Equity and Fiscal Responsibility Act of 1982. The result of this and other related agreements may be to limit the marketability of the property upon a foreclosure of the Mortgage. The Company will recognize interest income of $8.2 million and rent expense of $38.4 million for tax reporting purposes in fiscal years 1994 through 1997 based upon the foregoing agreements.

  As of September 30, 1993, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $310.5 million and $284.5 million available to offset against regular tax and alternative minimum tax, respectively. Due to the fact that book and tax losses were generated in 1993, 1992 and 1991, there was no provision for income taxes in any of these years.

  The NOLs will expire in varying amounts through fiscal 2008. A substantial portion of the available NOLs, approximately $200 million, expires by fiscal 2000. In addition, the Company has $30.2 million of future tax benefits attributable to its tax benefit lease which expires in 1996 and which may, to the extent of taxable income in the year such tax benefit is produced, be utilized prior to the NOLs. Even though management believes the Company will be profitable in the future and will be able to utilize a portion of the NOLs, management does not believe that it is likely that all of the NOLs will be utilized. In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which will require the Company to change its method of accounting for income taxes for financial reporting purposes for the fiscal year beginning October 1, 1993. FAS 109 requires, among other things, recognition of future tax benefits, subject to a valuation allowance based on the likelihood of realizing such benefits. Preliminary calculations indicate that deferred tax assets of approximately $118 million (NOLs and other temporary timing differences multiplied by the federal income tax rate) and deferred tax liabilities of approximately $8 million will be recorded upon adoption of FAS 109 in fiscal 1994. However, in recording these deferred assets, FAS 109 requires the Company to determine whether it is "more-likely-than-not" that the Company will realize such benefits and that all negative and positive evidence be considered (with more weight given to evidence that is "objective and verifiable") in

                            BAYOU STEEL CORPORATION
making the determination. FAS 109 indicates that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years"; therefore, the Company has determined that it will be required by the provisions of FAS 109 to establish a valuation allowance for all of the recorded net deferred tax assets at the time the standard is adopted. In view of the fact that this determination was based primarily on historical losses with no regard for the impact of proposed capital expenditures and business plans, future favorable adjustments to the valuation allowance may be required if and when circumstances change and the Company returns to profitability. Adoption of FAS 109 will have no material adverse impact on income for financial reporting or tax purposes.

  The Company and an individual controlling the current majority stockholder agreed to indemnify the former majority stockholder for any payments required to be made to the unrelated corporation caused by the Company's failure to comply with the foregoing agreements. The former stockholder retains ownership of the Company's Class C Common Stock which carries certain limited voting rights including the holders' right to prevent certain transactions (liquidation and certain mergers) which could result in liability to the former majority stockholder under its indemnification to the unrelated corporation. The Company's Class B Common Stock carries these same voting rights.

9. COMMITMENTS AND CONTINGENCIES:

CONTRACT WITH KEY EMPLOYEE

  The Company entered into an employment arrangement in 1986 with the Chief Executive Officer (CEO). The agreement provides that the CEO's annual compensation will be limited to the higher of a specified amount or a percentage of the Company's pretax net income earned in the previous year. The CEO has agreed not to pursue any steel-related acquisition activities other than through the Company, and all other acquisition activities, to the extent required by his fiduciary duty as a direct or indirect controlling stockholder and director of the Company, must be through the Company, giving effect to the legal doctrine of "corporate opportunity."

EMPLOYEE STOCK OPTION PLAN

  The Board of Directors and the Stockholders approved the 1991 Employees Stock Option Plan (the "1991 Plan") for the purpose of attracting and retaining key employees. The 1991 Plan provides for granting up to 600,000 shares of Class A Common Stock, over a ten year period, from the Company's authorized and unissued shares or from Treasury Stock. No options have been granted.

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

                            BAYOU STEEL CORPORATION

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

OTHER

  The Company does not provide any post-employment or post-retirement benefits to its employees other than those described in Note 10.

  There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its financial position.

10. EMPLOYEE RETIREMENT PLANS:

  Effective October 1, 1991, the Company implemented two defined benefit retirement plans (the "Plan(s)"), one for employees covered by the contracts with the United Steelworkers of America ("hourly employees") and one for substantially all other employees ("salaried employees"). The Plan for the hourly employees provides benefits of stated amounts for a specified period of service. The Plan for the salaried employees provides benefits based on employees' years of service and average compensation for a specified period of time before retirement. The Company follows the funding requirements under the Employee Retirement Income Security Act of 1974 ("ERISA").

  The net pension cost for both non-contributory Company sponsored pension plans consists of the following components for fiscal year 1993 and 1992:

  The actuarial present value of future benefit obligations:

                                                             1993       1992
                                                           ---------  ---------
   Vested benefit obligation.............................. $ 490,977  $ 246,271
   Non-vested benefit obligation..........................    17,960     16,593
                                                           ---------  ---------
   Accumulated benefit obligation......................... $ 508,937  $ 262,864
                                                           =========  =========
   Projected benefit obligation........................... $ 776,582  $ 369,070
   Plan assets at fair value..............................  (473,305)       --
                                                           ---------  ---------
   Funded Status..........................................   303,277  $ 369,070
   Unrecognized net loss..................................  (118,300)   (82,708)
   Adjustment for additional liability....................    23,319     16,297
                                                           ---------  ---------
   Accrued pension liability.............................. $ 208,296  $ 302,659
                                                           =========  =========

                            BAYOU STEEL CORPORATION

Determination of net periodic pension cost:

   Service cost........................................... $ 336,676  $ 298,332
   Interest cost..........................................    27,216        --
   Experience loss........................................   (14,203)   (11,970)
   Net amortization.......................................     2,838        --
   Deficiency in accumulated benefit obligation...........    23,319     16,297
                                                           ---------  ---------
   Total net periodic pension cost........................ $ 375,846  $ 302,659
                                                           =========  =========

  The primary actuarial assumptions used in determining the above benefit obligation amounts were established on the September 30, 1993 and 1992 measurement dates and include a discount rate of 7.5% per annum on valuing liabilities; long-term expected rate of return on assets of 9% per annum; salary increases of 5% per annum for salaried employees; and an inflation rate of 5% per annum.

11. MAJOR CUSTOMERS:

  No single customer accounts for 10% or more of the total sales for the years ended September 30, 1993, 1992 and 1991.

12. RELATED PARTY TRANSACTIONS:

SERVICE AGREEMENT WITH RELATED PARTIES

  The Company and related parties controlled by a stockholder entered into a Service Agreement dated September 5, 1986 (the Service Agreement), pursuant to which the related parties provide certain assistance and services (research and development, industrial and labor relations, engineering, legal, etc.) to the Company for a fee. Costs charged for these services were approximately $87,000 for the year ended September 30, 1993, $107,000 for the year ended September 30, 1992, and $84,000 for the year ended September 30, 1991. The Service Agreement may be terminated by either the Company or the related parties on 90 days' prior written notice to the other party.

OTHER AGREEMENTS WITH STOCKHOLDERS

  The Company entered into an agreement on May 28, 1987 with a stockholder to provide certain investment banking services to the Company over the next 7 years on a competitive, first refusal basis. Although services were provided, no obligations were incurred in fiscal years 1993 and 1992. On June 20, 1991 and December 16, 1992, another minority shareholder entered into an arms length success fee agreement with the Company with respect to merger and acquisition advisory and private placement services in connection with a possible corporate acquisition by the Company. During fiscal 1992, the Company paid $25,000 for out-of-pocket expenses; during fiscal 1993 the Company paid $25,000 for services under such agreement.

13. COMMON STOCK:

  Income per common share is based on the average number of common shares outstanding of 12,884,607 for the years ended September 30, 1993, 1992 and 1991, respectively.

  Other than for voting rights, all classes of Common Stock have similar rights. With respect to voting rights, Class B Common Stock has 60% and Class A and Class C Common Stock have 40% of the votes except for special voting rights for Class B and Class C Common Stock on liquidation and certain mergers

                            BAYOU STEEL CORPORATION

(see Note 8). The Company's ability to pay dividends is subject to restrictive covenants under both the Indenture pursuant to which the Company's 14.75 Notes were issued and the Company's line of credit (see Notes 6 and 7).

14. MISCELLANEOUS:

  Miscellaneous income/(expense) as of September 30, 1993, 1992 and 1991 included the following:

                                                       1993     1992     1991
                                                     -------- -------- --------
   Discount earned.................................. $149,648 $211,200 $ 68,122
   Allowance for doubtful accounts..................  174,994  233,025 (373,323)
   Tax abatement refund FY'90.......................      --       --   813,186
   Power company refund FY'81.......................      --       --   152,950
   Other income.....................................  176,442  109,790  240,764
                                                     -------- -------- --------
                                                     $501,084 $554,015 $901,699

15. QUARTERLY FINANCIAL DATA (UNAUDITED):

                                           FISCAL YEAR 1993 QUARTERS
                                    ------------------------------------------
                                      FIRST     SECOND      THIRD     FOURTH
                                    ---------  ---------  ---------  ---------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales.......................... $  31,833  $  33,408  $  34,485  $  36,282
Gross Profit.......................     3,634      2,040*       745      1,556
Net Income (Loss) Before
 Extraordinary Gain (Loss).........       347     (1,697)    (4,078)    (1,311)
Extraordinary Gain (Loss)..........       756        --         --        (170)
Net Income (Loss)..................     1,102     (1,697)    (4,078)    (1,481)
Income (Loss) Per Common Share
 Before Extraordinary Gain (Loss)..       .03       (.13)      (.32)      (.10)
Extraordinary Gain (Loss) Per
 Common Share......................       .06        --         --        (.01)
Income (Loss) Per Common Share.....       .09       (.13)      (.32)      (.11)
                                           FISCAL YEAR 1992 QUARTERS
                                    ------------------------------------------
                                      FIRST     SECOND      THIRD     FOURTH
                                    ---------  ---------  ---------  ---------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales.......................... $  29,211  $  29,037  $  31,050  $  30,474
Gross Profit.......................     2,386      2,759      2,618      2,893
Net Income (Loss)..................      (699)      (352)      (504)       203
Income (Loss) Per Common Share.....      (.05)      (.03)      (.04)       .02

- --------
* Amount has been restated to conform with the 3rd and 4th quarter's 10-Q presentation of strike-related expenses.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Bayou Steel Corporation:

  We have audited the accompanying balance sheets of Bayou Steel Corporation (a Delaware corporation) as of September 30, 1993 and 1992, and the related statements of income (loss), cash flows, and changes in equity for the years ended September 30, 1993, 1992, and 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayou Steel Corporation as of September 30, 1993 and 1992 and the results of its operations and its cash flows for the years ended September 30, 1993, 1992, and 1991 in conformity with generally accepted accounting principles.

                                          Arthur Andersen & Co.

New Orleans, Louisiana
 November 24, 1993

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  Information regarding Directors and Executive Officers is incorporated by reference to the "Directors" section of the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding executive compensation is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders.

ITEM 12. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Security Ownership of Certain Beneficial Owners

  The beneficial ownership of the Company's Common Stock as of October 29, 1993, by persons, other than directors and officers, known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock is incorporated by reference to the "Voting Securities and Security Ownership" section of the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders.

 Security Ownership of Management and Directors

  The beneficial ownership of the Company's Common Stock of all Directors and Officers is incorporated by reference to the "Board of Directors" section of the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Additional information regarding certain relationships and related transactions is incorporated by reference to the "Agreement Concerning Change in Control" and "Service Agreement" and "Agreements with Allen & Company Incorporated" and "Agreements with MMG Patricof & Co." sections of the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders and to the "Notes to Financial Statements" section of the 1993 Annual Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           PAGE
                                                                           ----
(A) (I) FINANCIAL STATEMENTS
 Consolidated Financial Statements:
  Balance Sheets at September 30, 1993 and 1992...........................  21
  Statements of Operations for each of the three years ended September 30,
   1993...................................................................  22
  Statements of Cash Flows for each of the three years ended September 30,
   1993...................................................................  23
  Statements of Changes in Stockholders' Equity for the three years ended
   September 30, 1993.....................................................  24
  Notes to Financial Statements...........................................  25
 Report of Independent Public Accountants.................................  33
 (II) FINANCIAL STATEMENT SCHEDULES
 Schedule V--Property, Plant and Equipment for the three years ended Sep-
  tember 30, 1993.........................................................  39
 Schedule VI--Accumulated Depreciation for the three years ended September
  30, 1993................................................................  40
 Schedule VIII--Valuation and Qualifying Accounts for the three years ended September 30, 1993................................................  41
 Schedule X--Supplementary Income Statement Information for the three years ended
  September 30, 1993......................................................  42
 Auditor's Opinion Relating to Schedules..................................  43

  Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

(B)REPORTS ON FORM 8-K

  Form 8-K was filed on March 21, 1993 under Item 5, "Other Events".

                             LIST OF EXHIBITS

 NUMBER                                 EXHIBIT
 ------                                 -------
  3.1   Second Restated Certificate of Incorporation of the Company
        (incorporated by reference herein to Post-Effective Amendment No. 1 to
        Registration Statement on Form S-1 (No. 33-10745)).
  3.2   By-laws of the Company (incorporated herein by reference to
        Registration Statement on Form S-1 (No. 33-10745)).
  4.1   Specimen Certificate for Class A Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).
  4.2   Stockholders Agreement dated July 26, 1988 between the Company and the holders of the Class A Common Stock and Class B Common Stock outstanding prior to July 26, 1988 (incorporated herein by reference to
        Post Effective Amendment No. 1 to Registration Statement on Form S-1
        (No. 33-10745)).
  4.3   Agreement between RSR, the Company and Howard M. Meyers dated July 26,
        1988 (incorporated herein by reference to Post Effective Amendment No.
        1 to Registration Statement on Form S-1 (No. 33-10745)).
  4.4   Indenture dated September 5, 1986, between the Company and First
        National Bank of
        Commerce, as Trustee (incorporated herein by reference to Registration
        Statement on Form S-1 (No.33-10745)).
  4.5   Act of First Supplemental Indenture dated March 25, 1988 from the
        Company to First National Bank of Commerce, as Trustee (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-
        22603)).
  4.6   Real and Chattel Mortgage and Collateral Assignment of Leases dated
        September 5, 1986, between the Company and First National Bank of
        Commerce, as Trustee (incorporated herein by reference to Registration
        Statement on Form S-1 (No. 33-10745)).
  4.7   Senior Secured Note Purchase Agreement dated as of September 5, 1986, between the Company and the original purchasers of the Senior Secured
        Notes Due 1998 (incorporated herein by reference to Registration
        Statement on Form S-1 (No. 33-10745)).
  4.8   Form of Senior Secured Note Due 1998 (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).
  4.9   Amendment No. 1 to Exhibit 4.6, dated April 9, 1987 (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-
        22603)).
  4.10  Amendment No. 2 to Exhibit 4.6, dated January 21, 1988 (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-
        22603)).
  4.11  Amendment No. 3 to Exhibit 4.6, dated March 17, 1988 (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-
        22603)).
  4.12  Amendment No. 4 to Exhibit 4.6, dated July 21, 1988 (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-
        22603)).
  4.13  Act of Second Supplemental Indenture and Act of Amendment No. 5 to Real
        and Chattel Mortgage and Collateral Assignment of Leases dated
        September 2, 1988, between Bayou Steel Corporation and First National
        Bank of Commerce, as Trustee. [Amendment No. 5 to Exhibit 4.6 and
        second Amendment to Exhibit 4.7.] (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September
        30, 1988.)
  4.14  Amendment No. 6 to Exhibit 4.6, dated September 13, 1988 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the
        year ended September 30, 1989).
  4.15  Third Supplemental Indenture and Act of Amendment No. 7 to Real &
        Chattel Mortgage and Collateral Assignment of Leases by Bayou Steel
        Corporation in favor of First National Bank of Commerce, as Trustee, dated July 27, 1989. [Third Amendment to Exhibit 4.5 and Amendment No.
        7 to Exhibit 4.6.] (Incorporated herein by reference to the Company's
        Annual Report on Form 10-K for the year ended September 30, 1989.)

 NUMBER                                 EXHIBIT
 ------                                 -------
  4.16  Amendment No. 8 to Exhibit 4.6, dated October 30, 1989 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the
        year ended September 30, 1989).
  4.17  Amendment No. 9 to Exhibit 4.6, dated April 27, 1990 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).
  4.18  Amendment No. 10 to Exhibit 4.6, dated May 9, 1990 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1990).
  4.19  Amendment No. 11 to Exhibit 4.6, dated May 22, 1990 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).
  4.20  Amendment No. 12 to Exhibit 4.6, dated September 18, 1991 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the
        year ended September 30, 1991).
  4.21  Stock Purchase Agreement dated August 28, 1986, between BSAC and the purchasers of the Company's Class A Common Stock and Preferred Stock
        (incorporated herein by reference to Post-Effective Amendment No. 1 to
        Registration Statement on Form S-1 (No. 33-10745)).
  4.22  Stock Purchase Agreement dated August 28, 1986, between BSAC and RSR, the sole purchaser of the Company's Class B Common Stock (incorporate herein by reference to Registration Statement on Form S-1 (No. 33-
        22603)).
  4.23  Stock Purchase Agreement dated August 28, 1986, between BSAC and Allen
        & Company, Incorporated (incorporated herein by reference to
        Registration Statement on Form S-1 (No. 33-22603)).
  4.24  Agreement between the Company and the holders of Preferred Stock dated as of July 26, 1988 (incorporated herein by reference to Post-Effective
        Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).
 10.1   Employment Letter dated July 26, 1988, between Howard M. Meyers and the
        Company (incorporated herein by reference to Post-Effective Amendment
        No. 1 to Registration Statement on Form S-1 (No. 33-10745)).
 10.2   (i) Agreement dated November 11, 1981, between Amoco Tax Leasing I
        Corporation ("Amoco") and the Company, (ii) letter dated December 7,
        1981 from Voest-Alpine A.G. ("VA") and Voest-Alpine International
        Corporation ("VAIC") to Amoco, and (iii) letter dated November 11, 1981 from VAIC, Honen Investissements SARL, Barzel Investissements SARL,
        Anku Foundation, Raphaely Steel Investments, N.V., Landotal Properties,
        Inc., Canota Investments, Ltd., S.A. and Beruga Establishment and VA to
        Amoco (incorporated herein by reference to Registration Statement on
        Form S-1 (No. 33-10745)).
 10.3   Release of Federal Income Tax Ownership and Agreement dated September
        5, 1986, among the Company, First National Bank of Commerce, Bayou
        Steel Acquisition Corporation, VA and Howard M. Meyers (incorporated herein by reference to Registration Statement on Form S-1
        (No. 33-10745)).
 10.4   Service Agreement dated September 5, 1986, between the Company and RSR
        Corporation and the assignment by RSR Corporation of a portion of its interest in the Service Agreement to RSR Holding Corp., now known as
        Quexco Incorporated (incorporated herein by reference to Registration
        Statement on Form S-1 (No. 33-10745)).
 10.5   Letter Agreement dated May 28, 1987 between the Company and Allen &
        Company Incorporated relating to investment banking services
        (incorporated herein by reference to Registration Statement on Form S-1
        (No. 33-10745)).
 10.6   Agreement dated June 20, 1991 among the Company, MMG Patricof & Co.,
        Inc., and MMG Placement Corp. relating to investment banking services
        (incorporated herein by reference to Post-Effective Amendment No. 4 to
        Registration Statement on Form S-1 (No. 33-10745)).

 NUMBER                                 EXHIBIT
 ------                                 -------
 10.8   Warehouse (Stocking Location) Leases.
        (i)  Leetsdale, Pennsylvania (incorporated herein by reference to
             Registration Statement on Form S-1 (No. 33-10745)).
        (ii) Catoosa, Oklahoma (incorporated herein by reference to the
             Company's Quarterly Report on Form 10-Q for the quarter ended June
             30, 1989).
 10.9   Tax Abatement Agreement dated July 10, 1985 between the Company and the
        Louisiana Board of Commerce and Industry (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-22603)).
 10.10  Tax Abatement Renewal Agreement dated August 22, 1990 between the
        Company and the State of Louisiana Board of Commerce and Industry
        (incorporated herein by reference to the Company's Quarterly Report on
        Form 10-Q for the quarter ended December 31, 1989).
 10.11  Credit Agreement dated as of June 28, 1989, as amended and restated
        through November 23, 1993, among the Company, the Lenders named therein, and Chemical Bank, as agent (the "Credit Agreement")
        (incorporated herein by reference to the Company's Registration
        Statement on Form S-1 (No. 33-72486)).
 10.12  Security Agreement dated as of June 28, 1989, as amended and restated
        through November 23, 1993, among the Company, the Lenders named in the
        Credit Agreement, and Chemical Bank, as agent (incorporated herein by reference to the Company's Registration Statement on Form S-1
        (No. 33-72486)).
 10.13  Intercreditor Agreement dated as of November 23, 1993 between First
        National Bank of Commerce and Chemical Bank as agent under the Credit
        Agreement (incorporated herein by reference to the Company's
        Registration Statement on Form S-1 (No. 33-72486)).
 10.15  First Amendment dated as of November 22, 1993 to the Loan Agreement dated as of January 9, 1991 between the Company and Hibernia National
        Bank (incorporated herein by reference to the Company's Registration
        Statement on Form S-1 (No. 72486)).
 10.17  First Amendment dated as of November 22, 1993 to Mortgage, Security
        Agreement and Financing Statement dated as of January 9, 1991 by the
        Company in favor of Hibernia National Bank (incorporated herein by reference to the Company's Registration Statement on Form S-1
        (No. 33-72486)).
 10.18  Intercreditor Agreement dated as of November 23, 1993 between Chemical
        Bank and Hibernia National Bank (incorporated herein by reference to the Company's Registration Statement on
        Form S-1 (No. 33-72486)).
 10.19  Security Agreement dated as of November 22, 1993 between the Company and Hibernia National Bank (incorporated herein by reference to the
        Company's Registration Statement on Form S-1
        (No. 33-72486)).
 10.21  Incentive Compensation Plan for Key Employees dated March 3, 1988
        (incorporated herein by reference to the Company's Annual Report on
        Form 10-K for the year ended September 30, 1991).
 10.22  1991 Employees' Stock Option Plan dated April 18, 1991 with technical amendments (incorporated herein by reference to Post-Effective
        Amendment No. 4 to Registration Statement on Form S-1
        (No. 33-10745)).
 10.23  Pension Plan for Bargained Employees and the Employees Retirement Plan
        (incorporated herein by reference to Post-Effective Amendment No. 5 to the Company's Registration Statement on
        Form S-1 (No. 33-10745)).
 18.1   Letter from Arthur Andersen & Co. regarding change in accounting method from first-in, first-out (FIFO) to last-in, first-out (LIFO) method of accounting for inventories (incorporated herein by reference to the
        Annual Report on Form 10-K for the year ended September 30, 1989).
 18.2   Letter from Arthur Andersen & Co. regarding change in method of accounting for interest from the effective interest method to another acceptable method (incorporated herein by reference to the Annual
        Report on Form 10-K for the year ended September 30, 1990).

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

             FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1992, AND 1991

                          BALANCE AT                                BALANCE AT
                           BEGINNING   ADDITIONS  RECLASSIFICATIONS   END OF
     CLASSIFICATION        OF PERIOD    AT COST    AND RETIREMENTS    PERIOD
     --------------       ----------- ----------- ----------------- -----------
Year Ended September 30,
 1993
  Land..................  $ 2,411,182 $   339,216   $         --    $ 2,750,398
  Machinery and Equip-
   ment.................   71,119,778   1,834,903             --     72,954,681
  Plant and Office
   Building.............   12,394,461   1,642,384             --     14,036,845
  Construction-in-Pro-
   gress................    3,934,743   2,761,076     (3,393,215)     3,302,604
                          ----------- -----------   ------------    -----------
    TOTAL...............  $89,860,164 $ 6,577,579   $ (3,393,215)   $93,044,528
                          =========== ===========   ============    ===========
Year Ended September 30,
 1992
  Land..................  $ 2,411,182 $        --   $         --    $ 2,411,182
  Machinery and Equip-
   ment.................   69,031,413   2,119,651        (31,286)    71,119,778
  Plant and Office
   Building.............    8,614,736   3,779,725             --     12,394,461
  Construction-in-Pro-
   gress................    6,590,768   3,243,351     (5,899,376)     3,934,743
                          ----------- -----------   ------------    -----------
    TOTAL...............  $86,648,099 $ 9,142,727   $ (5,930,662)   $89,860,164
                          =========== ===========   ============    ===========
Year Ended September 30,
 1991
  Land..................  $ 2,111,182 $   300,000   $         --    $ 2,411,182
  Machinery and Equip-
   ment.................   62,002,031   7,464,798       (435,416)    69,031,413
  Plant and Office
   Building.............    3,698,639   4,916,097             --      8,614,736
  Construction-in-Pro-
   gress................   11,731,454   7,240,209    (12,380,895)     6,590,768
                          ----------- -----------   ------------    -----------
    TOTAL...............  $79,543,306 $19,921,104   $(12,816,311)   $86,648,099
                          =========== ===========   ============    ===========

                     SCHEDULE VI--ACCUMULATED DEPRECIATION

             FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1992, AND 1991

                          BALANCE AT                               BALANCE AT
                           BEGINNING  ADDITIONS  RECLASSIFICATIONS   END OF
     CLASSIFICATION        OF PERIOD   AT COST    AND RETIREMENTS    PERIOD
     --------------       ----------- ---------- ----------------- -----------
Year Ended September 30,
 1993
  Machinery and Equip-
   ment.................. $18,759,410 $3,917,892     $      --     $22,677,302
  Plant and Office Build-
   ing...................     864,965    243,357            --       1,108,322
                          ----------- ----------     ---------     -----------
    TOTAL................ $19,624,375 $4,161,249     $      --     $23,785,624
                          =========== ==========     =========     ===========
Year Ended September 30,
 1992
  Machinery and Equip-
   ment.................. $15,037,292 $3,744,712     $ (22,594)    $18,759,410
  Plant and Office Build-
   ing...................     633,224    231,741            --         864,965
                          ----------- ----------     ---------     -----------
    TOTAL................ $15,670,516 $3,976,453     $ (22,594)    $19,624,375
                          =========== ==========     =========     ===========
Year Ended September 30,
 1991
  Machinery and Equip-
   ment.................. $11,984,762 $3,321,822     $(269,292)    $15,037,292
  Plant and Office Build-
   ing...................     482,849    150,375            --         633,224
                          ----------- ----------     ---------     -----------
    TOTAL................ $12,467,611 $3,472,197     $(269,292)    $15,670,516
                          =========== ==========     =========     ===========

                SCHEDULE VIII  VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1992, AND 1991

                                            ADDITIONS
                                 BALANCE AT  CHARGED                  BALANCE
                                 BEGINNING     TO                    AT END OF
          DESCRIPTION            OF PERIOD  EXPENSES   DEDUCTIONS(1)   PERIOD
          -----------            ---------- ---------  ------------- ---------
September 30, 1993
  Allowance for doubtful ac-
   counts....................... $  943,267 $(174,994)   $225,548    $  542,725
                                 ---------- ---------    --------    ----------
September 30,1992
  Allowance for doubtful ac-
   counts....................... $1,213,720 $ (36,096)   $234,357    $  943,267
                                 ---------- ---------    --------    ----------
September 30, 1991
  Allowance for doubtful ac-
   counts....................... $1,420,690 $ 373,323    $580,293    $1,213,720
                                 ---------- ---------    --------    ----------

- --------
(1) Write-off of uncollectible accounts.

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

             FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1992, AND 1991

                 DESCRIPTION                      1993       1992       1991
                 -----------                   ---------- ---------- ----------
Maintenance and Repairs....................... $9,001,320 $8,827,799 $8,944,936
Depreciation
  Inventory................................... $       -- $   87,193 $       --
  Cost of Sales...............................  4,156,851  3,884,913  3,467,871
  Selling, General and Administrative.........      4,398      4,347      4,326
Amortization--
  Loan Acquisition Costs(1)................... $  457,770 $  332,483 $  331,094

- --------
(1) Represents amortization of costs associated with the issuance of the Senior Secured Notes entered into on September 5, 1986 and the line of credit entered into on June 28, 1989.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Bayou Steel Corporation

  We have audited, in accordance with generally accepted auditing standards, the financial statements included in Bayou Steel Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 24, 1993. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen & Co.

New Orleans, Louisiana
November 24, 1993

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Bayou Steel Corporation

                                                 /s/ Howard M. Meyers
                                          By___________________________________
                                                     Howard M. Meyers
                                                  Chairman of the Board,
                                               Chief Executive Officer, and
                                                         President

  Pursuant to the requirements of the Securities Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ Howard M. Meyers
- ------------------------------------
          Howard M. Meyers           Chairman of the Board, Chief
                                      Executive Officer,
                                      President, and Director      February 18, 1994
    /s/ Richard J. Gonzalez
- ------------------------------------
        Richard J. Gonzalez          Vice President, Treasurer,
                                      and Chief Financial Officer  February 18, 1994
    /s/ John A. Canning, Jr.
- ------------------------------------
        John A. Canning, Jr.         Director                      February 18, 1994
       /s/ Lawrence E. Golub
- ------------------------------------
         Lawrence E. Golub           Director                      February 18, 1994
      /s/ Melvyn N. Klein
- ------------------------------------
          Melvyn N. Klein            Director                      February 18, 1994
    /s/ Albert P. Lospinoso
- ------------------------------------
        Albert P. Lospinoso          Director                      February 18, 1994
      /s/ Alan J. Patricof
- ------------------------------------
          Alan J. Patricof           Director                      February 18, 1994
     /s/ Stanley S. Shuman
- ------------------------------------
         Stanley S. Shuman           Director                      February 18, 1994