Form 10-Q
period 1994-03-31
BAYOU STEEL CORP
filed 1994-05-02
CIK 807877

[TEXT]

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549
                                  FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1994
                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


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

               Class                     Shares Outstanding at March 31, 1994

Class A Common Stock, $.01 par value                   10,613,380
Class B Common Stock, $.01 par value                    2,271,127
Class C Common Stock, $.01 par value                          100
                                                       ----------
                                                       12,884,607
                                                       ==========

                            BAYOU STEEL CORPORATION

                                    INDEX



                                                                        Page
PART I.     FINANCIAL INFORMATION                                      Number

            Item 1.     Financial Statements

                        Balance Sheets -- March 31, 1994
                         and September 30, 1993                            3

                        Statements of Income (Loss) --
                         Six Months Ended
                         March 31, 1994 and 1993                           5

                        Statements of Cash Flows -- Six Months
                         Ended March 31, 1994 and 1993                     6

                        Notes to Financial Statements                      7

            Item 2.     Management's Discussion and Analysis

                        Results of Operations                             11

                        Liquidity and Capital Resources                   14

PART II.    OTHER INFORMATION

            Item 6.     Exhibits and reports on Form 8-K                  15

                    PART I - FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS


                            BAYOU STEEL CORPORATION

                                BALANCE SHEETS

                                    ASSETS

                                             (Unaudited)         (Audited)
                                               March 31,        September 30
                                                 1994                1993
                                            ------------       -------------
CURRENT ASSETS:

  Cash and temporary cash investments       $  3,854,195       $    517,900
  Trade receivables                           15,883,016         18,350,338
  Other receivables                              632,968            326,569
  Inventories                                 58,472,780         48,486,408
  Prepaid expenses                               553,951            222,277
                                            ------------       ------------
      Total current assets                    79,396,910         67,903,492
                                            ------------       ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                        4,134,962          4,124,002
  Machinery and equipment                     73,186,410         72,954,682
  Plant and office building                   12,663,242         12,663,242
  Construction in progress                     3,975,749          3,302,603
  Less-Accumulated depreciation              (26,126,062)       (23,785,622)
                                            ------------       ------------
      Net property, plant and equipment       67,834,301         69,258,907
                                            ------------       ------------
OTHER ASSETS                                   3,696,505          1,117,788
                                            ------------       ------------
      Total assets                          $150,927,716       $138,280,187
                                            ============       ============


  The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION

                                BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             (Unaudited)         (Audited)
                                               March 31,        September 30,
                                                 1994               1993

                                            -------------      -------------
CURRENT LIABILITIES:
  Accounts payable                          $ 13,392,605       $ 17,671,923
  Accrued liabilities                          5,964,140          4,560,249
  Current maturities of long-term debt           335,428          9,282,156
  Borrowings under line of credit                  --             4,000,000

                                            ------------       ------------
      Total current liabilities               19,692,173         35,514,328
                                            ------------       ------------
LONG-TERM DEBT:
  Senior secured notes                        75,000,000         39,900,000
  Notes payable                                  932,474          1,634,625
                                            ------------       ------------
      Total long-term debt                    75,932,474         41,534,625
                                            ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value -
      Class A                                    106,134            106,134
      Class B                                     22,711             22,711
      Class C                                          1                  1
                                            ------------       ------------
      Total common stock                         128,846            128,846

  Paid-in capital                             44,890,554         44,890,554

  Retained earnings                           10,283,669         16,211,834
                                            ------------       ------------
      Total stockholders' equity              55,303,069         61,231,234
                                            ------------       ------------
      Total liabilities & stockholders'
        equity                              $150,927,716       $138,280,187
                                            ============       ============


  The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION

                          STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)

                        Second Quarter Ended          Six Months Ended
                              March 31,                   March 31,
                         1994          1993          1994          1993
                     ------------  ------------  ------------  ------------
NET SALES            $ 37,432,807  $ 33,407,778  $ 74,211,296  $ 65,240,707

COST OF SALES          33,857,736    31,367,380    68,416,060    59,565,939
                     ------------  ------------  ------------  ------------
GROSS PROFIT            3,575,071     2,040,378     5,795,236     5,674,768

SELLING, GENERAL
 & ADMINISTRATIVE
 EXPENSES                 989,127     1,029,362     1,878,976     2,110,055

NON-PRODUCTION
 STRIKE EXPENSES          238,064       728,365       637,245       728,365
                     ------------  ------------  ------------  ------------

OPERATING INCOME        2,347,880       282,671     3,279,015     2,836,348
                     ------------  ------------- ------------  ------------
OTHER INCOME (EXPENSE)
 Interest expense      (1,935,521)   (1,972,012)   (3,820,135)   (4,196,630)
 Interest income          130,936        32,672       151,383        84,993
 Miscellaneous            (30,313)      (40,448)      (70,212)      (75,127)
                     ------------  ------------  ------------  ------------
                       (1,834,898)   (1,979,788)   (3,738,964)   (4,186,764)
                     ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE TAXES
 & EXTRAORDINARY ITEMS    512,982    (1,697,117)     (459,949)   (1,350,416)
PROVISION FOR
 INCOME TAXES               --            --            --            --
                     ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEMS      512,982    (1,697,117)     (459,949)   (1,350,416)
EXTRAORDINARY GAIN (LOSS),
 NET OF APPLICABLE
 INCOME TAX            (5,468,216)        --       (5,468,216)      755,788
                     ------------  ------------  ------------  ------------
NET INCOME (LOSS)    $ (4,955,234) $ (1,697,117) $ (5,928,165) $   (594,628)
                     ============  ============  ============  ============
AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING           12,884,607    12,884,607    12,884,607    12,884,607
                     ============  ============  ============  ============
 INCOME (LOSS) PER COMMON SHARE:
 Income (loss) before
  extraordinary
  items              $        .04  $       (.13) $       (.04) $       (.11)
 Extraordinary gain
  (loss)                     (.42)         --            (.42)          .06
                     ------------  ------------- ------------  ------------
Income (loss) per
   common share      $       (.38) $       (.13) $       (.46) $       (.05)
                     ============  ============  ============  ============

  The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Six Months Ended
                                                       March 31,
                                               1994               1993
                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                $ (5,928,165)      $   (594,628)
  Extraordinary loss (gain)                    5,468,216           (755,788)
  Depreciation and amortization                2,572,331          2,455,040
  Provision for losses on accounts
   receivable                                    218,949            185,394

  Changes in working capital:
    Decrease (increase) in receivables         1,941,975           (459,524)
    (Increase) decrease in inventories        (9,986,371)         3,176,002
    (Increase) in prepaid expenses              (331,674)          (311,641)
    (Decrease) in accounts payable            (4,279,318)        (3,730,843)
    Increase (decrease) in accrued
      liabilities                              1,403,890           (323,932)
                                            ------------       ------------
      Net cash (used in)
       operations                             (8,920,167)          (359,920)
                                            ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Addition of property, plant
    and equipment                               (915,835)        (2,139,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) under line of credit  (4,000,000)             --
  Payments of long-term debt                 (49,548,878)        (3,852,945)
  Proceeds from issuance of long-term debt    75,000,000            256,296
  Refinancing cost                            (8,278,825)             --

      Net cash provided by (used in)
       financing activities                   13,172,297         (3,596,649)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              3,336,295         (6,095,689)

CASH AND CASH EQUIVALENTS,
  beginning balance                              517,900         11,149,702

CASH AND CASH EQUIVALENTS,
  ending balance                            $  3,854,195       $  5,054,013




  The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1994
                                  (Unaudited)



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

      In the opinion of the Company, the accompanying unaudited financial statements present fairly the Company's financial position as of March 31, 1994 and September 30, 1993 and the results of its operations for the six-month periods ended March 31, 1994 and 1993 and the cash flow statements for the six-month periods ended March 31, 1994 and 1993.

      The results of operations for the six-month periods ended March 31, 1994 and 1993 are not necessarily indicative of the results for the full year.

2)    INVENTORIES

      Inventories as of March 31, 1994 and September 30, 1993 consisted of the following:

                                             (Unaudited)         (Audited)
                                          March 31,          September 30,
                                            1994                1993

      Scrap steel                           $  2,777,515       $  3,187,963
      Billets                                  2,581,158          3,918,223
      Finished product                        38,015,572         25,242,294
      LIFO adjustments                        (1,801,242)          (324,303)
                                            ------------       ------------
                                            $ 41,573,003       $ 32,024,177

      Mill rolls, operating
        supplies and other                    16,899,777         16,462,231
                                            ------------       ------------
                                            $ 58,472,780       $ 48,486,408



      The inventory valuations are based on LIFO estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined.

      Shapes, billets, scrap steel, and certain production supplies are pledged as collateral against the Company's line of credit.

3)    PROPERTY, PLANT AND EQUIPMENT

      Betterments, improvements, and additions on property, plant and equipment are capitalized at cost. Interest during construction of significant additions is capitalized. Interest of $38,000 and $50,000 was capitalized during the six-month periods ended March 31, 1994 and 1993, respectively. Interest of $115,000 was capitalized during the fiscal year ended September 30, 1993.

4)    OTHER ASSETS

      Other assets consist of costs associated with the issuance of the 10.25% First Mortgage Notes (the 10.25% Notes) and the Company's revolving line of credit (see Notes 5 and 6) which are being amortized over the lives of the related debt. The Company wrote off $953,000 of other assets related to the 14.75% Senior Secured Notes and capitalized $3,268,000 of deferred financing cost related to the 10.25% Notes. Amortization expense was $143,000 and $166,000 for the six-month periods ended March 31, 1994 and 1993. Amortization expense was $458,000 for the fiscal year ended September 30, 1993.

5)    LONG-TERM DEBT

      On March 3, 1994, the Company issued $75 million of 10.25% First Mortgage Notes. The proceeds were used to redeem and defease the 14.75% Senior Secured Notes and to repay the borrowings under the new revolving line of credit. The remaining proceeds will be used to implement a two year capital expenditure program directed toward cost reduction and general working capital purposes. For more information on the refinancing of debt, please refer to the Company's latest annual report, Form 10-K, filed with the SEC on December 13, 1993 under File Number 33-22603 and Form S-1 filed on February 21, 1994.

6)    SHORT-TERM DEBT

      On November 23, 1993, the Company entered into an amendment and restatement of its revolving line of credit agreement. The terms of the amended and restated agreement call for available borrowings up to $30 million including outstanding letters of credit. The agreement is secured by inventory and accounts receivable at interest rates of prime plus 1% or LIBOR plus 2%. There were no outstanding borrowings under the line as of March 31, 1994.

      Maximum and average borrowings and weighted average interest rates on short-term borrowings during the fiscal year 1994 through March 3, 1994 when the borrowings were repaid, were as follows:

      Maximum borrowings outstanding. . . . . . . . .  $7,900,000

      Average borrowings outstanding. . . . . . . . .  $5,156,000

      Weighted average interest rate. . . . . . . . .         5.2%

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

8)    MISCELLANEOUS

      Miscellaneous for the six-month period ended March 31, 1994 and 1993 included the following:

                                           March 1994          March 1993

      Discounts earned                      $ 118,139          $  55,256

      Provision for bad debts                (218,948)          (185,393)

      Other                                    30,597             55,010
	                                           ----------         ----------
                                            $ (70,212)         $ (75,127)
                                            ==========         ==========

9)    COMMON STOCKHOLDERS' EQUITY

      Common stock as of March 31, 1994 and 1993 consisted of:

                                     Class A       Class B       Class C

      Authorized                   24,271,127     4,302,347        100
      Outstanding, at end of
        quarter                    10,613,380     2,271,127        100
      Average outstanding for
        quarter                    10,613,380     2,271,127        100

10)   COMMITMENTS AND CONTINGENCIES

Strike

      On March 21, 1993, the United Steelworkers of America Local 9121 (the "Union") initiated a strike against the Company. Negotiations on a new contract have continued, but differences have thus far precluded an agreement. The

Company cannot predict the impact that a new collective bargaining contract will have on the Company's results. However, the Company believes its last contract proposal or a new contract will not have any adverse material effect upon the Company's results. The Company can not predict the impact that workers returning under a new contract may have upon results, although it could disrupt operations and result in additional costs for a time. Also, the Union has filed charges with the National Labor Relations Board alleging that the Company has violated the National Labor Relations Act relating to its bargaining conduct. The Company believes it has meritorious defenses to these charges and has responded timely to all of these allegations and believes that it has negotiated in good faith with the Union. It is management's opinion that an unfavorable decision by the National Labor Relations Board would not result in any liability to the Company. As a result, management does not believe that any such decision would materially affect its results of operations, liquidity, financial position or ability to comply with its debt covenants.

Environmental

      The Company is subject to various Federal, state and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in some respects have not met all of the applicable standards promulgated pursuant to such laws and regulations. At this time, the Company believes that it is in compliance in all material respects with applicable environmental requirements and that the cost of such continuing compliance will not have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures to address previously contaminated sites and does not anticipate any infrequent or non-recurring clean-up expenditures. Also, the Company is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation.

Other

      There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its results of operations, liquidity, financial position or ability to comply with its debt covenants.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

      The Company's results for the second quarter of fiscal 1994 were mainly affected by three factors. First, the metal margin, the spread between the selling price of the Company's products and the cost of scrap metal, was $7 per ton higher than the same period of last year. During this quarter, the Company initiated several price increases in response to earlier scrap price increases. The shape price increases finally caught up with the scrap increases resulting in improved margins in the second quarter. Second, conversion cost, the cost to convert scrap metal into shapes, decreased approximately 11% per ton compared to the second fiscal quarter of last year. Third, strike-related expenses, compared to the second quarter of last year, are significantly lower. As a result, the Company posted an income of $513,000 before an extraordinary loss which represents a swing in earnings of $2.2 million compared to the second quarter of fiscal 1993.

      The extraordinary loss was caused by the early redemption and defeasment of the 14.75% Senior Secured Notes. The loss includes prepayment penalties, interest during the defeasment period, and the write-off of the unamortized portion of deferred financing cost. This debt was replaced with $75 million of 10.25% First Mortgage Notes which are due in 2001.

      The Company's results for the first six months of fiscal 1994 were primarily impacted by the following factors. First, the metal margin was $3 per ton lower in the first six months of fiscal 1994 compared to the same period of fiscal 1993 as shape price increases lagged behind first quarter scrap price increases. Second, in the first six months of fiscal 1993, the Company benefitted from adjustments due to a refund from the power company and an adjustment for completing shutdown maintenance projects for less than expected; there were no such favorable adjustments in the first six months of fiscal 1994. Third, the conversion cost for these comparable periods decreased by 8%.
Fourth, shape shipments increased by 5.4%. The improved conversion costs and increased shipment level more than offset the decrease in metal margin and the absence of any unusual favorable adjustments. Consequently, the Company posted a $460,000 loss before the extraordinary loss of $5.5 million due to refinancing; this represents a $0.9 million improvement in earnings compared to the same prior fiscal year period.

      The following table sets forth shipment and sales data for the periods indicated.
                               Second Quarter Ended       Six Months Ended
                                     March 31,                March 31,
                                  1994        1993         1994        1993
Net Sales (in thousands)       $ 37,433    $ 33,408     $ 74,211    $ 65,241
Shape Shipment Tons             104,722     104,752      207,890     197,239
Shape Selling Price Per Ton    $    340    $    298     $    331    $    297
Billet Shipment Tons              5,882       7,494       19,257      25,982
Billet Selling Price Per Ton   $    226    $    207     $    225    $    203

A.    Sales

      Net sales increased by 12% in the second quarter of fiscal 1994 compared to the second quarter of fiscal 1993 due primarily to an 13.5% increase in shape selling prices. Net sales increased by 14% in the first six months of fiscal 1994 compared to the same period of fiscal 1993 due primarily to an 11.5% increase in shape selling prices and a 5.4% increase in shape shipments.

      Shapes - Shape shipment tons for the second quarter o in-line with shipments for the same period of fiscal 1993. During this period, severe weather in the Mid-West, Mid-Atlantic and New England states hampered shipments from the service centers to end-users, affecting demand. Severe weather also hampered the Company's ability to transport shapes from the manufacturing facility to the Company's stocking locations in these regions thereby affecting the Company's opportunity to further increase shape shipments in the second quarter of fiscal 1994. The 5.4% increase in shape shipments in the first six months of fiscal 1994, compared to the same period of fiscal 1993, is attributable to an improving economy and the Company's improved product mix and availability. Backlog of orders at March 31, 1994 is twice last year's amount and is the highest in the Company's history.

      Shape prices increased by 13.5% and 11.5% in the second quarter and first six months of fiscal 1994 compared to the same periods of fiscal 1993. These higher prices were primarily in response to sharp increases in scrap costs. The overall price increases only partially offset the scrap increases for the first quarter of fiscal 1994 as shape price increases lagged behind scrap price increases. However, shape selling price increases offset these scrap price increases by the second fiscal quarter resulting in increased margin compared to the same period of fiscal 1993. Also, during the second quarter of fiscal 1994 the Company was able to capitalize on selling greater volumes of higher priced products and significantly reducing competitive allowances compared to the same period of fiscal 1993.

      Billets - Shipments of billets, the Company's semi-finished product, decreased 1,612 tons and 6,725 tons in the second quarter and first six months of fiscal 1994 compared to the same periods of fiscal 1993. More billets were required by the Rolling Mill due to higher shape production levels. The overall selling price of billets increased in the second quarter and the first six months of fiscal 1994 compared to the same periods of fiscal 1993 by 9% and 11%, respectively, due to increasing raw material costs. However, the average billet metal margin for the second fiscal quarter and the first six months of fiscal 1994 compared to the same periods of fiscal 1993 were $15 and $16 per ton lower, respectively. Since billet prices for a major billet customer are related to prior month's scrap prices, the Company expects margins to improve once scrap prices stabilize or decrease. Shipments should improve as the Company's availability improves.

B.    Cost of Sales

      The major component of cost of sales is scrap. In the second quarter and first six months of fiscal 1994, average steel scrap cost was approximately $34 and $37 per ton higher than the average steel scrap cost for the same periods of fiscal 1993.

      Another significant portion of cost of sales is conversion costs, which include labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton in the second quarter and first six months of fiscal 1994 decreased by 11% and 8% per ton, respectively, compared to the same periods of fiscal 1993. The decrease in conversion cost was due to the reduced per ton fixed costs resulting from increased production and productivity in the second quarter and first six months of fiscal 1994 compared to the same periods of fiscal 1993. In the first six months of fiscal 1993, the Company's Melt Shop was operating six days per week. In the first quarter of fiscal 1994, the Company's Melt Shop was operating seven days per week. In November of fiscal 1993, the Rolling Mill had a shutdown for major maintenance thereby reducing production. Also operations worked a reduced schedule beginning March 21, 1993 due to the strike. The current work force is well trained and performing at a very high skill level. The Melt Shop established a one furnace production record in March. The Rolling Mill for the second quarter of fiscal 1994 operated at 112% of pre-strike levels.

      The Company expects fuel costs to temporarily increase in the third quarter due to the power company's planned shutdown of the inexpensive nuclear plants. Prices on carbon supply items appear to be strengthening. Scrap prices appear to be declining in the third fiscal quarter of 1994.

      Negotiations on a new labor contract have continued, but differences have thus far precluded an agreement. The Company believes its last contract proposal or a new contract will not have any adverse material effect upon the Company's results. The Company can not predict the impact that workers returning under a new contract may have upon results, although it could disrupt operations and result in additional costs for a time.

C.    Selling, General and Administrative Expense

      Selling, general and administrative expenses decreased by 3.9% and 11.0%, respectively, in the second fiscal quarter and first six months of fiscal 1994 compared to the same periods of fiscal 1993 due to reductions in collection expenses, travel, legal and consulting fees.

D.    Non-Production Strike Expenses

      Strike-related expenses for the second quarter and the first six months of fiscal 1994 were $238,000 and $637,000, respectively, compared to $728,000 for both the second quarter and the first six months of fiscal 1993. Given the same level of strike-related activity, the Company expects that future strike-related costs will not exceed $100,000 per month. These expenses are primarily incurred for legal and security services.

E.    Other Income (Expense)

      Interest expense decreased in the first six months of fiscal 1994 compared to the same periods of fiscal 1993 due to the Company purchasing $11.1 million of its 14.75% Notes in fiscal 1993. The Company accrued interest on the remainder of the 14.75% Notes in the first six months of fiscal 1994 at a rate of 14.75%. Interest expense for the comparable second quarters were approximately the same. Interest income increased in the second quarter and the first six months of fiscal 1994 compared to the same periods of fiscal 1993 due to investing excess cash from the $75 million 10.25% notes issued.
Miscellaneous expenses were approximately the same in the comparable periods.

F.    Net Income/Loss

      The net income of $513,000 before the extraordinary loss for the second quarter of fiscal 1994 represents a favorable swing of $2.2 million compared to the same period of fiscal 1993. This was due to three main reasons. First, the metal margin was $7 per ton higher than the second quarter of fiscal 1993. Second, conversion cost decreased approximately 11% per ton. Third, strike-related expenses are significantly lower.

      The net loss of $460,000 before extraordinary items for the first six months of fiscal 1994 represents a favorable swing of $890,000 compared to the same period of fiscal 1993. The lower metal margin and the absence of any unusual favorable adjustments were more than offset by a significant decrease in conversion cost and the increase in shape shipments, creating the favorable swing in earnings.

LIQUIDITY AND CAPITAL RESOURCES

      In March, 1994, the Company issued $75 million of First Mortgage Notes (the "Offering"). The proceeds of the Offering were used to defease and redeem the $48.9 million of outstanding 14.75% Senior Secured Notes, to repay the then outstanding loans under the Company's revolving credit facility, and for working capital purposes.

      Working capital increased by $27.3 million to $59.7 million in the first six months of fiscal 1994. The increase was due to the increase in cash from the Offering, replenishment of inventory, reductions of accounts payable and the repayment of the short-term debt under the Credit Facility.

      In the first six months of fiscal 1994, cash flow from operations decreased by $8.9 million. The decrease was due to a $10 million increase in inventory. The Company has rebuilt its inventories, which were depleted due to lower production in the early phases of the strike. A two-week planned shutdown of the production facilities late in the third quarter will reduce inventories by $4 to $5 million. Also, accounts payable decreased by $4 million due to actively taking attractive vendor discounts and paying vendors that were previously paid slowly due to the cash position. These decreases were partially offset by decreases in accounts receivable.

      Capital expenditures amounted to $0.9 million in the first six months of fiscal 1994. These expenditures were used for minor upgrades to the plant and major maintenance projects. The Company intends to spend $8.6 million of the funds from the Offering for a two year capital improvements program directed towards cost reduction. Commitments should be finalized in the third quarter.

      Cash from financing activities of $13.2 million in the first six months of fiscal 1994 was due to the Offering. The 10.25% First Mortgage Notes are due in 2001 and require semi-annual interest payments only until 2001.

      On November 23, 1993, the Company entered into an amendment and restatement of the Credit Facility, which is a three-year line of credit that permits loans to be made to the Company thereunder, on a secured basis, of up to $30 million. As of March 31, 1994, there were no borrowings under the Credit Facility. Interest rates under the Credit Facility are prime plus 1% or LIBOR plus 2% at the Company's option. The Company's Credit Facility contains certain covenants, such as the Interest Expense Coverage ratio, which become more restrictive over time. Under the Credit Facility, the Interest Expense Coverage Ratio for the quarter ending September 30, 1994 is 1.25 to 1.00 and becomes increasingly more restrictive for the quarters thereafter. For the quarter ended March 31, 1994, the Company's Interest Expense Coverage Ratio is 1.99 to
1.00. In the event of a default under the Credit Facility, the Company would not be permitted to borrow under the Credit Facility and the lenders thereunder may accelerate payment of all amounts then outstanding and terminate their commitments. In such an event, the Company would seek a waiver of the covenant from its lenders under the Credit Facility or otherwise renegotiate the terms of the Credit Facility. The Company believes that current cash balances, internally generated funds, the Credit Facility and additional purchase money mortgages will provide adequate funds for the Company's operating requirements.

      There are no financial obligations with respect to post-employment or post-retirement benefits.

                          PART II - OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  The following is an index of the exhibits included in this report on Form 10-Q.

                  None.

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


Date: April 29, 1994