Form 10-Q
period 1994-06-30
BAYOU STEEL CORP
filed 1994-08-02
CIK 807877

[DESCRIPTION] THIRD QUARTER FISCAL 1994 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                                   FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1994
                                      OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

               Class                     Shares Outstanding at June 30, 1994

Class A Common Stock, $.01 par value                   10,613,380
Class B Common Stock, $.01 par value                    2,271,127
Class C Common Stock, $.01 par value                          100
                                                       ----------
                                                       12,884,607
                                                       ==========

                            BAYOU STEEL CORPORATION

                                     INDEX



                                                                        Page
PART I.     FINANCIAL INFORMATION                                      Number

            Item 1.     Financial Statements

                        Balance Sheets -- June 30, 1994
                         and September 30, 1993                            3

                        Statements of Income (Loss) --
                         Nine Months Ended
                         June 30, 1994 and 1993                            5

                        Statements of Cash Flows -- Nine Months
                         Ended June 30, 1994 and 1993                      6

                        Notes to Financial Statements                      7

            Item 2.     Management's Discussion and Analysis

                        Results of Operations                             12

                        Liquidity and Capital Resources                   15

PART II.    OTHER INFORMATION

            Item 6.     Exhibits and reports on Form 8-K                  17

                        PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


                            BAYOU STEEL CORPORATION
                                BALANCE SHEETS
                                    ASSETS

                                             (Unaudited)         (Audited)
                                               June 30,        September 30,
                                                 1994              1993
                                             -----------       -------------
CURRENT ASSETS:
  Cash and temporary cash investments       $  1,929,010       $    517,900
  Trade receivables, net of allowance
     of $686,518 and $542,725,
     respectively                             20,126,589         18,350,338
  Other receivables                              321,149            326,569
  Inventories                                 60,556,793         48,486,408
  Prepaid expenses                               502,472            222,277
                                            ------------       ------------
      Total current assets                    83,436,013         67,903,492
                                            ------------       ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                        4,134,962          4,124,002
  Machinery and equipment                     75,250,917         72,954,682
  Plant and office buildings                  12,663,242         12,663,242
  Construction in progress                     2,641,625          3,302,603
  Less-Accumulated depreciation              (27,313,683)       (23,785,622)
                                            ------------       ------------
      Net property, plant and equipment       67,377,063         69,258,907
                                            ------------       ------------
OTHER ASSETS                                   3,537,758          1,117,788
                                            ------------       ------------
      Total assets                          $154,350,834       $138,280,187
                                            ============       ============


  The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION
                                BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             (Unaudited)         (Audited)
                                              June 30,         September 30,
                                                1994               1993
                                            ------------       -------------
CURRENT LIABILITIES:
  Accounts payable                          $ 13,238,347       $ 17,671,923
  Accrued liabilities                          7,308,453          4,560,249
  Current maturities of long-term debt           337,804          9,282,156
  Borrowings under line of credit                  --             4,000,000
                                            ------------       ------------
      Total current liabilities               20,884,604         35,514,328
                                            ------------       ------------
LONG-TERM DEBT:
  Senior secured notes                        75,000,000         39,900,000
  Notes payable                                  847,037          1,634,625
                                            ------------       ------------
      Total long-term debt                    75,847,037         41,534,625
                                            ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value -
      Class A                                    106,134            106,134
      Class B                                     22,711             22,711
      Class C                                          1                  1
                                            ------------       ------------
      Total common stock                         128,846            128,846

  Paid-in capital                             44,890,554         44,890,554

  Retained earnings                           12,599,793         16,211,834
                                            ------------       ------------
      Total stockholders' equity              57,619,193         61,231,234
                                            ------------       ------------
      Total liabilities & stockholders'
        equity                              $154,350,834       $138,280,187
                                            ============       ============


  The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION
                          STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)
                        Third Quarter Ended           Nine Months Ended
                              June 30,                    June 30,
                         1994          1993          1994          1993
                     -----------   ------------  ------------  ------------
NET SALES            $ 44,876,997  $ 34,485,273  $119,088,293  $ 99,725,980
COST OF SALES          39,711,252    33,740,020   108,127,312    93,305,959
                     ------------  ------------  ------------  ------------
GROSS PROFIT            5,165,745       745,253    10,960,981     6,420,021
SELLING, GENERAL
 & ADMINISTRATIVE
 EXPENSES                 963,370       963,068     2,842,346     3,073,123
NON-PRODUCTION
 STRIKE EXPENSES          157,489     1,833,536       794,734     2,561,901
                     ------------  ------------  ------------  ------------
OPERATING INCOME        4,044,886    (2,051,351)    7,323,901       784,997
                     ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE)
 Interest expense      (1,948,874)   (2,077,801)   (5,769,009)   (6,274,431)
 Interest income           47,273        50,515       198,656       135,508
 Miscellaneous            172,839           895       102,627       (74,232)
                     ------------  ------------  ------------  ------------
                       (1,728,762)   (2,026,391)   (5,467,726)   (6,213,155)
                     ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE
 TAXES & EXTRAORDINARY
 ITEMS                  2,316,124    (4,077,742)    1,856,175    (5,428,158)
PROVISION FOR
 INCOME TAXES               --            --            --            --
                     ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEMS    2,316,124    (4,077,742)    1,856,175    (5,428,158)
EXTRAORDINARY GAIN (LOSS),
 NET OF APPLICABLE
 INCOME TAX                 --            --       (5,468,216)      755,788
                     ------------  ------------  ------------  ------------
NET INCOME (LOSS)    $  2,316,124  $ (4,077,742) $ (3,612,041) $ (4,672,370)
                     ============  ============  ============  ============
AVERAGE NUMBER OF
 COMMON SHARES
 OUTSTANDING           12,884,607    12,884,607    12,884,607    12,884,607
                     ============  ============  ============  ============
INCOME (LOSS) PER COMMON SHARE:
 Income (loss) before
  extraordinary
  items              $        .18  $       (.32) $        .14  $       (.42)
 Extraordinary gain
  (loss)                    --            --             (.42)          .06
                     ------------  ------------  ------------  ------------
  Income (loss) per
   common share      $        .18  $       (.32) $       (.28) $       (.36)
                     ============  ============  ============  ============

  The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  Nine Months Ended
                                                        June 30,
                                                1994               1993
                                            ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                $ (3,612,041)      $ (4,672,370)
  Extraordinary loss (gain)                    5,468,216           (755,788)
  Depreciation and amortization                3,922,753          3,492,314
  Provision for losses on accounts
   receivable                                    183,793            283,324

  Changes in working capital:
    (Increase) in receivables                 (1,954,624)        (3,023,364)
    (Increase) decrease in inventories       (12,070,383)         6,283,613
    (Increase) in prepaid expenses              (280,195)          (279,589)
    (Decrease) in accounts payable            (4,433,576)        (2,285,034)
    Increase in accrued liabilities            2,748,204          1,832,810
                                            ------------       ------------
      Net cash (used in) provided by
       operations                            (10,027,853)           875,916
                                            ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Addition of property, plant
    and equipment                             (1,646,217)        (2,274,741)
                                            ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under line of credit               (4,000,000)             --
  Payments of long-term debt                 (49,631,938)        (3,950,825)
  Proceeds from issuance of long-term debt    75,000,000            256,296
  Refinancing cost                            (8,282,882)             --
                                            ------------       ------------
      Net cash provided by (used in)
       financing activities                   13,085,180         (3,694,529)
                                            ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              1,411,110         (5,093,354)

CASH AND CASH EQUIVALENTS,
  beginning balance                              517,900         11,149,702
                                            ------------       ------------
CASH AND CASH EQUIVALENTS,
  ending balance                            $  1,929,010       $  6,056,348
                                            ============       ============


  The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1994
                                  (Unaudited)



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

      In the opinion of the Company, the accompanying unaudited financial statements present fairly the Company's financial position as of June 30, 1994 and September 30, 1993 and the results of its operations for the nine-month periods ended June 30, 1994 and 1993 and the cash flow statements for the nine-month periods ended June 30, 1994 and 1993.

      The results of operations for the nine-month periods ended June 30, 1994 and 1993 are not necessarily indicative of the results for the full year.

2)    INVENTORIES

      Inventories as of June 30, 1994 and September 30, 1993 consisted of the following:

                                             (Unaudited)         (Audited)
                                              June 30,         September 30,
                                                1994                1993
                                            ------------       -------------

      Scrap steel                           $  5,101,716       $  3,187,963
      Billets                                  2,770,185          3,918,223
      Finished product                        36,886,966         25,242,294
      LIFO adjustments                        (1,487,839)          (324,303)
                                            ------------       ------------
                                            $ 43,271,028       $ 32,024,177
      Mill rolls, operating
        supplies and other                    17,285,765         16,462,231
                                            ------------       ------------
                                            $ 60,556,793       $ 48,486,408
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

      Shapes, billets, scrap steel, and certain production supplies are pledged as collateral against the Company's line of credit.

3)    PROPERTY, PLANT AND EQUIPMENT

      Betterments, improvements, and additions on property, plant and equipment are capitalized at cost. Interest during construction of significant additions is capitalized. Interest of $46,000 and $82,000 was capitalized during the nine-month periods ended June 30, 1994 and 1993, respectively. Interest of $115,000 was capitalized during the fiscal year ended September 30, 1993.

4)    OTHER ASSETS

      Other assets consist of costs associated with the issuance of the 10.25% First Mortgage Notes (the "10.25% Notes") and the Company's revolving line of credit (see Notes 5 and 6) which are being amortized over the lives of the related debt. The Company wrote off $953,000 of other assets related to the 14.75% Senior Secured Notes (the "14.75% Notes") and capitalized $3,279,000 of deferred financing costs related to the 10.25% Notes. Amortization expense was $389,000 and $372,000 for the nine-month periods ended June 30, 1994 and 1993. Amortization expense was $458,000 for the fiscal year ended September 30, 1993.

5)    LONG-TERM DEBT

      On March 3, 1994, the Company issued $75 million of the 10.25% Notes. The proceeds were used to redeem and defease the 14.75% Notes and to repay the borrowings under the new revolving line of credit. The remaining proceeds will be used to implement a two year capital expenditure program directed toward cost reduction and general working capital purposes. For more information on the refinancing of debt, please refer to the Company's latest annual report, Form 10-K, filed with the SEC on December 13, 1993 under File Number 33-22603 and Form S-1 filed on February 21, 1994.

6)    SHORT-TERM DEBT

      On November 23, 1993, the Company entered into an amendment and restatement of its revolving line of credit agreement. The terms of the amended and restated agreement call for available borrowings up to $30 million including outstanding letters of credit. The agreement is secured by inventory and accounts receivable at interest rates of prime plus 1% or LIBOR plus 2%. There were no outstanding borrowings under the line of credit as of June 30, 1994.

7)    TAXES

      As of September 30, 1993, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $310.5 million and $284.5 million available to offset against regular tax and alternative minimum tax, respectively. Due to the fact that book and tax losses were generated in 1993, 1992 and 1991, there was no provision for income taxes in any of these years.

      The NOLs will expire in varying amounts through fiscal 2008. A substantial portion of the available NOLs, approximately $200 million, expires by fiscal 2000. In addition, the Company has $30.2 million of future tax benefits attributable to its tax benefit lease which expires in 1996 and which may, to the extent of taxable income in the year such tax benefit is produced, be utilized prior to the NOLs. Even though management believes the Company will be profitable in the future and will be able to utilize a portion of the NOLs, management does not believe that it is likely that all of the NOLs will be utilized. In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for
Income Taxes" ("FAS 109"), which was adopted beginning October 1, 1993.  FAS

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

8)    MISCELLANEOUS

      Miscellaneous for the nine-month periods ended June 30, 1994 and 1993 included the following:

                                            June 1994          June 1993
                                            ---------          ---------
      Discounts earned                     $  199,697          $  94,585

      Provision for bad debts                (183,793)          (283,324)

      Other                                    86,723            114,507
                                            ---------          ---------
                                            $ 102,627          $ (74,232)
                                            =========          =========

9)    COMMON STOCKHOLDERS' EQUITY

      Common stock as of June 30, 1994 and 1993 consisted of:

                                     Class A       Class B       Class C
                                   ----------    ----------      -------
      Authorized                   24,271,127     4,302,347        100
      Outstanding, at end of
        quarter                    10,613,380     2,271,127        100
      Average outstanding for
        quarter                    10,613,380     2,271,127        100

10)   COMMITMENTS AND CONTINGENCIES

Strike

      On March 21, 1993, the United Steelworkers of America Local 9121 (the "Union") initiated a strike against the Company. Negotiations on a new contract have continued, but differences have thus far precluded an agreement. The Company cannot predict the impact that a new collective bargaining contract will have on the Company's results. However, the Company believes its last contract proposal or a new contract will not have any adverse material effect upon the Company's results. The Company cannot predict the impact that workers returning under a new contract may have upon results, although it could disrupt operations and result in additional costs for a time.

      In connection with the strike, the Union filed unfair labor practice charges against the Company with the New Orleans regional office of the National Labor Relations Board ("NLRB"), which included 22 specific allegations. In late January 1994, the Regional Director of the NLRB informed the Company that it had sufficient grounds to issue a complaint against the Company and order a trial with respect to eight of these allegations. In order to avoid a lengthy and expensive trial on these issues, the Company agreed to negotiate a settlement agreement with the NLRB. The settlement agreement does not contain an admission by the Company that it engaged in any unfair labor practices. The settlement agreement required the Company to post a notice stating that it will not engage in any of the actions specified in the eight allegations. The other 14 allegations were to be dismissed. The Union did not sign the settlement agreement. The NLRB unilaterally approved the settlement agreement with respect to the eight allegations and dismissed the 14 other allegations. The Union has appealed the dismissal of the 14 other allegations. The approval of the settlement agreement will not become effective until completion of the appeals process relating to the dismissal of such allegations. However, even if the appeal were successful and a trial were ordered, the Company does not believe that the ultimate outcome would have a material affect on the Company's operations.

Environmental and Safety

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

      In August 1993, the Union announced a corporate campaign against the Company. The corporate campaign is designed to bring pressure on the Company from individuals and institutions with financial and other interest in the Company. Due to the many allegations made by members of the Union as part of its announced corporate campaign against the Company, the Louisiana
Department of Environmental Quality requested that the Environmental Protection Agency conduct a multi-media review of the Company's environmental practices. The field review was completed at the end of the third quarter of fiscal 1994. The Company expects a report on the findings in several months. The Company knows of no environmental issues that would require any material adjustment in its environmental estimates.

      In furtherance of its harassment campaign, the Union has filed numerous claims with the Occupational Safety and Health Administration (OSHA) apparently utilizing some of the striking union members who have not been in the plant in nearly 1-1/2 years. As a result, OSHA recently initiated a field and documentation review of the Company's practices. Bayou has objected and will present its position to a magistrate within the next week to stop OSHA from utilizing this unreliable complaint. The Company is unaware of any area where it is not in substantial compliance.

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

RESULTS OF OPERATION

      The Company's results for the third quarter of fiscal 1994 were mainly affected by four factors. First, conversion cost, the cost to convert scrap metal into shapes, decreased approximately $23 per ton compared to the third fiscal quarter of last year. Second, the metal margin, the spread between the selling price of the Company's products and the cost of scrap metal, was $22 per ton higher than the same period of last year. During the third quarter of fiscal 1994, shape selling prices improved slightly, while the cost of scrap metal decreased by approximately $5 per ton compared to the second quarter of fiscal 1994, resulting in improved margins. Third, strike-related expenses, compared to the third quarter of last year, are $1.7 million lower. Fourth, shape shipments were 14.4% higher than the prior year quarter. As a result, the Company posted a net income of $2.3 million which represents a swing in earnings of $6.4 million compared to the third quarter of fiscal 1993.

      The Company's results for the first nine months of fiscal 1994 were impacted by the same factors affecting the third quarter's results. First, the conversion cost for these comparable periods decreased by 10%. Second, the metal margin was $6 per ton higher in the first nine months of fiscal 1994 compared to the same period of fiscal 1993 as shape price increases finally caught up with the scrap increases in the first quarter of 1994. Third, strike-related expenses are significantly lower, compared to the first nine months of fiscal 1993. Fourth, shape shipments increased by 8.5%. Consequently, the Company posted an income of $1.9 million before the extraordinary loss of $5.5 million due to refinancing; this represents a $7.3 million improvement in earnings compared to the same prior fiscal year period.

     The extraordinary loss was caused by the early redemption and defeasance of the 14.75% Senior Secured Notes (the "14.75% Notes"). The loss includes prepayment penalties, interest during the defeasance period, and the write-off of the unamortized portion of deferred financing cost. This debt was replaced with $75 million of 10.25% First Mortgage Notes (the "10.25% Notes") which are due in 2001.

      The following table sets forth shipment and sales data for the periods indicated.
                               Third Quarter Ended        Nine Months Ended
                                     June 30,                 June 30,
                                 1994        1993         1994        1993
                               --------    --------     --------    --------

Net Sales (in thousands)       $ 44,877    $ 34,485     $119,088    $ 99,726
Shape Shipment Tons             120,715     105,541      328,605     302,780
Shape Selling Price Per Ton    $    342    $    297     $    335    $    297
Billet Shipment Tons             13,543      13,132       32,800      39,114
Billet Selling Price Per Ton   $    226    $    210     $    225    $    206

A.    Sales

      Net sales increased by 30% in the third quarter of fiscal 1994 compared to the third quarter of fiscal 1993. Net sales increased by 19% in the first nine months of fiscal 1994 compared to the same period of fiscal 1993. The increase in both periods was primarily due to higher selling prices and shipment volume for shape products.

      Shapes - Shape shipment tons increased in the third quarter and the first nine months of fiscal 1994 by 14.4% and 8.5%, respectively, compared to the same periods of fiscal 1993. The increases are attributable to an improving economy and the Company's improved product mix and availability. Export shipments decreased in the third quarter and the first nine months of fiscal 1994 compared to the same periods of fiscal 1993, but this decrease was replaced with domestic shipments which have higher margins. In the third quarter of fiscal 1993, domestic sales were affected by the lack of availability and mix of product resulting from a reduced production schedule caused by the strike. However, the strong export shipments in the third quarter of fiscal 1993 were able to offset the lost domestic sales. Backlog of orders at June 30, 1994 continues to be strong. In the fourth quarter of fiscal 1994, the availability of outgoing transportation, particularly rail, has been very limited; this could adversely affect shipments.

      Shape prices increased by 15.2% and 12.8% in the third quarter and first nine months of fiscal 1994 compared to the same periods of fiscal 1993. These higher prices were primarily in response to sharp increases in scrap costs. However, shape selling price increases offset these scrap price increases by the end of the second fiscal quarter resulting in increased margin in the third quarter compared to the same period of fiscal 1993. Also, during the third quarter of fiscal 1994 the Company, due to strong market demand, was able to reduce competitive allowances compared to the same period of fiscal 1993. In the third quarter of fiscal 1993, the shape prices were affected by export shipments which carry a lower selling price than domestic shipments due to duties and freight. In response to rising raw material prices, the Company announced a price increase effective on July 11, 1994 of $10 per ton. It is uncertain that this price increase will be accepted in the market.

      Billets - Shipments of billets, the Company's semi-finished product, remained relatively stable in the third quarter of fiscal 1994 and decreased 6,314 tons in the first nine months of fiscal 1994 compared to the same periods of fiscal 1993. More billets were required by the Rolling Mill due to higher shape production levels; this resulted in less billets being available for sale. The overall selling price of billets increased in the third quarter and the first nine months of fiscal 1994 compared to the same periods of fiscal 1993 by 7.6% and 9.2%, respectively, due to increasing raw material costs. However, the average billet metal margin for the third fiscal quarter and the first nine months of fiscal 1994 compared to the same periods of fiscal 1993 were $7 and $13 per ton lower, respectively. Since billet prices for a major billet customer are related to prior month's scrap prices, the Company expects margins to improve once scrap prices stabilize or decrease.

B.    Cost of Sales

      The major component of cost of sales is scrap. In the third quarter and first nine months of fiscal 1994, average steel scrap cost was approximately $23 and $33 per ton higher than the average steel scrap cost for the same periods of fiscal 1993. Scrap prices appear to have bottomed out by the end of the third quarter of fiscal 1994 and are expected to increase significantly in the fourth quarter of fiscal 1994.

      Another significant portion of cost of sales is conversion costs, which include labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton in the third quarter and first nine months of fiscal 1994 decreased by $23 and $14 per ton, respectively, compared to the same periods of fiscal 1993.
Productivity improvements above pre-strike levels contributed to this decrease in per unit costs. The decrease in conversion cost was due to the reduced per ton fixed costs resulting from increased production and productivity in the third quarter and first nine months of fiscal 1994 compared to the same periods of fiscal 1993. Variable cost per ton also decreased in the third quarter and first nine months of fiscal 1994 compared to the same periods of fiscal 1993 due to more efficient consumption of supplies. Conversion cost per ton in 1993 were abnormally high due to the strike. Resuming normal operations reduced these per unit cost significantly.

      The current work force is well trained and performing at a high skill level. The Melt Shop established a one furnace production record in April and again in May and operated at 105% of pre-strike productivity levels in the third quarter of fiscal 1994. The Rolling Mill for the third quarter of fiscal 1994 operated at 107% of pre-strike levels. Labor cost per ton in the first nine months of fiscal 1994 has decreased by $9 per ton and man-hours per ton has decreased 8% compared to the same period in fiscal 1993. The Company's goal is to further reduce labor cost per ton through increased shipments, productivity, reduction of overtime, and implementation of its proposed labor agreement.

      Late in the third quarter of fiscal 1994, the Company began a planned shutdown for major maintenance for the Melt Shop and the Rolling Mill. The shutdown was completed in July within the planned time constraints. The Company expects a reduction in production in the beginning of the fourth quarter of fiscal year 1994 due to the shutdown. In addition, minor start-up problems in the idle equipment have resulted in some production delays which will result in higher production cost. Costs related to the shutdown work have been accrued over the past 18 months.

C.    Selling, General and Administrative Expense

      Selling, general and administrative expenses remained relatively stable for the third quarter and decreased 7.5% for the first nine months of fiscal 1994 compared to the same periods of fiscal 1993. The decrease in the first nine months of fiscal 1994 compared to the same period of fiscal 1993 was due to reductions in collection expenses and consulting fees.

D.    Non-Production Strike Expenses

      Strike-related expenses decreased by $1.7 million and $1.8 million for the third quarter and the first nine months of fiscal 1994, respectively, compared to the same periods of fiscal 1993. Given the same level of strike-related activity, the Company expects that future strike-related costs will not exceed $100,000 per month. These expenses are primarily incurred for legal and security services.

E.    Other Income (Expense)

      Interest expense decreased in the first nine months of fiscal 1994 compared to the same period of fiscal 1993 due to the Company purchasing
$11.1 million of its 14.75% Notes in fiscal 1993.  The Company accrued interest on the remainder of the 14.75% Notes in the first six months of fiscal 1994 at a rate of 14.75% and accrued interest at a rate of 10.25% on the 10.25% Notes in the third quarter of fiscal 1994.  Interest expense for the comparable third quarters were approximately the same.  Interest income remained relatively the same in the third quarter of fiscal 1994 and increased in the first nine months of fiscal 1994 compared to the same periods of fiscal 1993 due to investing excess cash from the $75 million 10.25% Notes issued.  Miscellaneous income increased in the third quarter and the first nine months of fiscal 1994
compared to the same periods of fiscal 1993 due to an increase in vendor discounts and a favorable experience on the provision for bad debts.

F.    Net Income/Loss

      The net income of $2.3 million for the third quarter of fiscal 1994 represents a favorable swing of $6.4 million compared to the same period of fiscal 1993. This was due to four main reasons. First, conversion cost decreased approximately $23 per ton. Second, the metal margin was $22 per ton higher than the third quarter of fiscal 1993. Third, strike-related expenses were significantly lower. Fourth, shape shipments were 14.4% higher.

      The income of $1.9 million before extraordinary loss for the first nine months of fiscal 1994 represents a favorable swing of $7.3 million compared to the same period of fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has increased its cash position by $1.4 million to $1.9 million as of June 30, 1994.

      In March, 1994, the Company issued $75 million of the 10.25% Notes (the "Offering"). The proceeds of the Offering were used for the defeasance and to redeem the $48.9 million of outstanding 14.75% Notes, to repay the then outstanding loans under the Company's revolving credit facility ("Credit Facility"), and for working capital purposes.

      Working capital increased by $30.2 million to $62.6 million in the first nine months of fiscal 1994. The increase was due to the increase in cash from the Offering, replenishment of inventory, reductions of accounts payable and the repayment of the short-term debt under the Credit Facility.

      In the first nine months of fiscal 1994, cash flow from operations decreased by $10.0 million. The decrease was due to a $12 million increase in inventory. The Company has rebuilt its inventories, which were depleted due to lower production in the early phases of the strike. Inventories were reduced by $1.4 million in June 1994 because of a two-week planned shutdown which began late in the third quarter of fiscal 1994. Shape inventories were reduced, but the reduction was partially offset by the increase in scrap inventories in anticipation of rising scrap cost. The Company intends to reduce its scrap and shape inventory levels over the next several months to more normal levels. This should provide $2 to $4 million in cash. The Company plans to spend $3 million in the beginning of the fourth quarter of fiscal 1994 for the planned shutdown. Also, accounts payable decreased by $4 million due to actively taking attractive vendor discounts and paying vendors that were previously paid slowly due to the cash position. These decreases were partially offset by increases in accrued liabilities.

      Capital expenditures amounted to $1.6 million in the first nine months of fiscal 1994. These expenditures were used for minor upgrades to the plant and major maintenance projects. The Company intends to spend $8.6 million of the funds from the Offering for a two-year capital improvements program directed towards cost reduction. Most of the commitments have been finalized during this quarter.

      Cash from financing activities of $13.1 million in the first nine months of fiscal 1994 was due to the Offering. The 10.25% Notes are due in 2001 and require semi-annual interest payments only until 2001.

      On November 23, 1993, the Company entered into an amendment and restatement of the Credit Facility, which is a three-year line of credit that permits loans to be made to the Company thereunder, on a secured basis, of up to $30 million. As of June 30, 1994, there were no borrowings under the Credit Facility. Interest rates under the Credit Facility are prime plus 1% or LIBOR plus 2% at the Company's option. The Company's Credit Facility contains certain covenants, such as the Interest Expense Coverage Ratio, which become more restrictive over time. Under the Credit Facility, the Interest Expense Coverage Ratio for the quarter ending September 30, 1994 is 1.25 to 1.00 and becomes increasingly more restrictive for the quarters thereafter. For the quarter ended June 30, 1994, the Company's Interest Expense Coverage Ratio is
2.92 to 1.00. In the event of a default under the Credit Facility, the Company would not be permitted to borrow under the Credit Facility and the lenders thereunder may accelerate payment of all amounts then outstanding and terminate their commitments. In such an event, the Company would seek a waiver of the covenant from its lenders under the Credit Facility or otherwise renegotiate the terms of the Credit Facility. The Company believes that current cash balances, internally generated funds, the Credit Facility and additional purchase money mortgages will provide adequate funds for the Company's operating requirements.

      There are no financial obligations with respect to post-employment or post-retirement benefits.

OTHER COMMENTS

A.    Environmental and Safety

      In August 1993, the Union announced a corporate campaign against the Company. The corporate campaign is designed to bring pressure on the Company from individuals and institutions with financial and other interest in the Company. Due to the many allegations made by members of the Union as part of its announced corporate campaign against the Company, the Louisiana
Department of Environmental Quality requested that the Environmental Protection Agency conduct a multi-media review of the Company's environmental practices. The field review was completed at the end of the third quarter of fiscal 1994. The Company expects a report on the findings in several months. The Company knows of no environmental issues that would require any material adjustment in its environmental estimates.

      In furtherance of its harassment campaign, the Union has filed numerous claims with the Occupational Safety and Health Administration (OSHA) apparently utilizing some of the striking union members who have not been in the plant in nearly 1-1/2 years. As a result, OSHA recently initiated a field and documentation review of the Company's practices. Bayou has objected and will present its position to a magistrate within the next week to stop OSHA from utilizing this unreliable complaint. The Company is unaware of any area where it is not in substantial compliance.

B.    Strike

      Negotiations on a new labor contract have continued, but differences have thus far precluded an agreement. The Company believes its last contract proposal or a new contract will not have any adverse material effect upon the Company's results. The Company cannot predict the impact that workers returning under a new contract may have upon results, although it could disrupt operations and result in additional costs for a time.

                          PART II - OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  The following is an index of the exhibits included in this report on Form 10-Q.

                  13.10 - Quarterly Report for the first fiscal quarter ended December 31, 1993.

                              Quarterly Report for the second fiscal quarter ended March 31, 1994.

            (b)   Reports on Form 8-K

                  None were filed during the second and third quarters of fiscal year 1994.

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYOU STEEL CORPORATION



By /s/ Richard J. Gonzalez
   Richard J. Gonzalez
   Vice President, Treasurer and
   Chief Financial Officer



Date: August 2, 1994