Form 10-K/A
period 1993-09-30
BAYOU STEEL CORP
filed 1994-08-31
CIK 807877

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-K/A1

                        AMENDMENT TO APPLICATION OR REPORT
                   FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934



                              BAYOU STEEL CORPORATION
              (Exact name of registrant as specified in its charter)



     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of the Annual Report on Form 10-K for the fiscal year ended September 30, 1993 as set forth in the pages attached hereto:


     Item 10.  Directors and Executive Officers of the Registrant

     Item 11.  Executive Compensation

     Item 12.  Ownership of Certain Beneficial Owners and Management

     Item 13.  Certain Relationships and Related Transactions


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BAYOU STEEL CORPORATION
                                          (Registrant)



                                    By:  /s/ Richard J. Gonzalez
                                         --------------------------
Date:  August 31, 1994                   Richard J. Gonzalez
                                         Vice President, Treasurer
                                         and Chief Financial Officer

                            PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

           Name             Age                   Position
     ----------------      -----        -----------------------------

     Howard M. Meyers        52         Director, Chairman of the Board,
                                          President, and Chief
                                          Executive Officer
     Jerry M. Pitts          42         Executive Vice President and
                                          Chief Operating Officer
     Richard J. Gonzalez     47         Vice President, Treasurer, and
                                          Chief Financial Officer
     Rodger A. Malehorn      51         Vice President of Commercial
                                           Operations
     Timothy R. Postlewait   44         Vice President of Plant
                                           Operations
     Henry S. Vasquez        44         Vice President of Human
                                           Resources
     John A. Canning, Jr.    50         Director
     Lawrence E. Golub       34         Director
     Melvyn N. Klein         52         Director
     Albert P. Lospinoso     58         Director
     Alan J. Patricof        59         Director
     Stanley S. Shuman       59         Director

     All of the directors, except Alan J. Patricof, served from September 5, 1986 through July 19, 1988 as directors of Bayou Steel Corporation (of LaPlace) (the Company's predecessor), and thereafter as a director of the Company. Alan
J. Patricof has been a director since February 21, 1991.

Business Background of Executive Officers and Directors of the Company

     Howard M. Meyers has been a director, Chairman of the Board, President and Chief Executive Officer of the Company since September 5, 1986. He has also been a director, Chairman of the Board, Chief Executive Officer and President of Quexco Incorporated ("Quexco") since 1984. Quexco, through its wholly-owned subsidiary, RSR Corporation ("RSR"), is a privately owned, non-ferrous metals recycle smelting and refining company located in Dallas, Texas. Mr. Meyers has also been President and a director of Bayou Steel Properties Limited (BSPL) since its inception.

     Jerry M. Pitts was elected Executive Vice President and Chief Operating Officer of the Company on June 7, 1991. He had been Executive General Manager of the Company since July 1, 1987 and has worked in the steel industry since 1974. From 1986 to 1987, he served the Company as General Manager of Operations; from 1984 to 1986, he was Superintendent of Melting Operations; and from 1980 to 1984, he was General Foreman of Melting. Mr. Pitts worked in various management capacities related to production and process engineering at U.S. Steel Corporation from 1974 to 1980.

     Richard J. Gonzalez was elected Vice President, Treasurer, and Chief Financial Officer of the Company on June 7, 1991. He had been General Manager, Finance of the Company since July 1, 1987. He has served the Company since October 1983 in the capacities of Data Processing Manager and Assistant to the Vice President of Finance and Controller. From 1982 to 1983, he was Vice President and Chief Financial Officer of Jimco, Incorporated. Prior to that, Mr. Gonzalez was a Manager in the Consulting Division of the accounting firm of Arthur Andersen & Co. for nine years. Mr. Gonzalez is a certified public accountant.

     Rodger A. Malehorn was elected Vice President of Commercial Operations of the Company on June 7, 1991. He had been General Manager, Commercial
Operations since July 1, 1987. Mr. Malehorn has served in management-level positions with the Company related to raw material supply, trades purchasing and billet sales since April 1, 1984. From 1981 to 1984, he was Vice President and General Manager of Louisiana Scrap Metal Inc. Prior to that, Mr. Malehorn worked for Luria Brothers & Co., Inc., a scrap recycling operation, for three years and Lukens Steel Company for thirteen years in various management positions relating to melt shop operations.

     Timothy R. Postlewait was elected Vice President of Plant Operations of the Company on June 7, 1991. He had been General Manager, Plant Operations of the Company since July 1, 1987. He has served in management positions with the Company as Superintendent, Melt Shop Operations from 1986 to 1987 and Superintendent, Quality Assurance from 1981 to 1986. From 1977 to 1981, Mr. Postlewait worked in management positions with Chaparral Steel Company, and from 1972 to 1977, he worked with United Nuclear Corporation as a Senior Engineer.

     Henry S. Vasquez was elected Vice President of Human Resources of the Company on September 24, 1992 after joining the Company on April 27, 1992. He had been employed in various executive Human Resource positions with Lyondell Petrochemical Co. from April 1989 to April 1992; with Frito Lay Company from August 1983 to April 1989; with Hydril Co. from May 1977 to August 1983; and with Stanco Industries from April 1975 to May 1977.

     John A. Canning, Jr. has been President of Madison Dearborn Partners Inc., which is the management company for a private equity investment fund, Madison Dearborn Capital Partners L.P., and a limited partnership, Madison Dearborn Advisers, L.P., which provides venture capital advisory services to First Chicago Corporation since January 1993. For more than five years prior to that, Mr. Canning was President of First Capital Corporation of Chicago and First Chicago Investment Corporation, both subsidiaries of First Chicago Corporation, engaged in venture capital projects. He is a director of Tyco Toys, Inc. and the Interlake Corporation.

     Lawrence E. Golub has been a Managing Director of Bankers Trust Company in New York, New York since September 1993. From September 1992 to August 1993, Mr. Golub was a White House Fellow. Mr. Golub was Managing Director of

Wasserstein Perella Capital Markets from February 1990 to August 1992 and an officer of Allen & Company Incorporated, an investment banking firm, from 1984 to February 1990. He is Chairman of Mosholu Preservation Corporation.

     Melvyn N. Klein has been, for more than the past five years, a practicing attorney and private investor in Corpus Christi, Texas. He has been a Director of Quexco since 1984. He is the sole shareholder, sole director and the President of JAKK Holding Corporation, a General Partner of GKH Partners, L.P., which is the sole General Partner of GKH Investments, L.P., an investment fund; President of Rockwood Holding Company; and a director of Itel Corporation, American Medical International, Inc., Santa Fe Energy Resources and Savoy Pictures Entertainment, Inc.

     Albert P. Lospinoso has been the President of RSR since July 1992 and is a director of RSR and Quexco. For more than five years prior to that, he was the Executive Vice President, Chief Operating Officer and a director of RSR and its predecessor companies.

     Alan J. Patricof has been, for more than five years, Chairman of Patricof & Co. Ventures, Inc. (formerly Alan Patricof Associates, Inc.), a venture capital firm. He is also a director of Cellular Communications, Inc., Cellular International, Cellular Communications of Puerto Rico, Creative Biomolecules, Datascope Corporation, Harman International Industries, Inc. and Ocom Corporation.

     Stanley S. Shuman has been, for more than the past five years, Executive Vice President, Managing Director and member of the executive committee of Allen & Company Incorporated. He is a director of The News Corporation Limited, Hudson General Corporation, Global Asset Management, U.S.A., Sesac Inc. and Knight Corp.

     There are no family relationships among the directors and executive officers of the Company.

     The Company pays each outside director $30,000 per year, payable in quarterly installments, for serving as a director, plus expenses, for each meeting of the Board of Directors that a director attends. The Company does not compensate directors who are officers of the Company for services as directors. Mr. Meyers is the only director who is an officer of the Company.

Committees of the Board

     The Board of Directors has three committees, an Audit Committee, a Compensation Committee and a Nominating Committee. During the fiscal year ended September 30, 1993, the Audit Committee met twice and the Nominating Committee once. The Compensation Committee did not meet during the fiscal year.

     The Audit Committee presently consists of Messrs. Klein (Chairman), Lospinoso, Golub and Patricof. The Audit Committee is charged with the duties of making recommendations to the Board of Directors regarding the selection of independent auditors for the Company, reviewing the activities of such independent auditors and of any internal audit activities of the Company, disposing and deciding of major accounting policy matters directly or indirectly affecting the Company, defining the scope of the annual audit of the Company, and such other powers and duties as may be delegated to such committee by the Board of Directors from time to time.

     The Compensation Committee presently consists of Messrs. Shuman (Chairman) and Canning, neither of whom are current or former officers or employees of the Company, nor serve on the compensation committee of any other company. The Compensation Committee is empowered to establish compensation payable to directors and executive officers of the Company, as well as any loans or advances by the Company to such persons, subject to the provision that the chief executive officer's compensation is controlled by an employment arrangement between the chief executive officer and the Company. None of the officers of the Company served as a director or member of the compensation committee of any company with which any member of the Compensation Committee is associated.

     The Nominating Committee presently consists of Messrs. Canning (Chairman), Patricof and Shuman. The Nominating Committee is empowered to nominate persons solely for election as Class A Directors at the annual meeting of stockholders. The Committee will consider candidates for nominees for directors recommended by Class A stockholders if such recommendations are submitted in writing to the Secretary of the Company giving the background and qualifications of the candidate.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors to file initial reports of ownership, reports of changes of ownership and annual reports of ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Company must be furnished with copies of such reports. Based solely upon a review of Securities and Exchange Commission Forms 3, 4 and 5, which are statements of beneficial ownership of executive officers and directors of the Company, the Company has determined that all such executive officers and directors have filed such forms on a timely basis during fiscal 1993 as required by Section 16(a).

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation received by the Company's Chief Executive Officer and the four other most highly-compensated executive officers for the fiscal years 1993, 1992, and 1991.

                   SUMMARY COMPENSATION TABLE
     (a)                                                             (i)
   Name and               (b)        (c)         (d)               All Other
Principal Position        Year      Salary      Bonus(1)      Compensation(2)(3)
- - ------------------       ------    --------     --------      ------------------

Howard M. Meyers . . . . 1993      $437,990     $  -0-             $  -0-
 Chairman, Chief         1992       435,041        -0-                -0-
 Executive Officer,      1991       420,053        -0-                -0-
 and President(4)

Jerry M. Pitts . . . . . 1993       225,000      9,750              1,316
 Executive Vice          1992       225,000      9,750              1,702
 President and Chief     1991       210,417      9,750              1,312
 Operating Officer

Timothy R. Postlewait. . 1993       150,000      6,000              1,560
 Vice President          1992       150,000      6,000              1,560
 of Plant Operations     1991       148,250      6,000                875

Richard J. Gonzalez. . . 1993       147,000      5,313              1,462
 Vice President,         1992       147,000      5,313              1,498
 Treasurer, and Chief    1991       143,249      5,313                875
 Financial Officer

Rodger A. Malehorn . . . 1993       120,000      5,313              1,253
 Vice President of       1992       120,000      5,313              1,253
 Commercial Operations   1991       120,000      5,313                700


(1) Bonus includes incentive compensation paid pursuant to the Company's Incentive Compensation Plan and reflects awards made in 1988, half of which was paid in 1989 and the remainder of which was paid from 1990 to 1993. No awards were made in fiscal 1993, 1992 or 1991. See "Incentive
     Compensation Plan."

(2)  Includes amounts contributed by the Company to the Company's
     Savings Plan in respect of matching contributions.  See
     "Savings Plan." Also includes the dollar value of term life insurance premiums paid by the Company for the benefit of these officers. The value of this premium is approximately
     $125 for each officer per year.

(3) The aggregate amount of non-cash compensation received by each such executive officer did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.



(4)  Howard M. Meyers serves as Chief Executive Officer of the
     Company and in connection therewith has signed a letter agreement dated July 26, 1988, containing a provision included in his prior employment agreement (which has terminated in accordance with its terms), which provides that all steel-related acquisition activities undertaken by Mr. Meyers must be through the Company and that all other acquisition activities undertaken by Mr. Meyers must be through the Company to the extent required by any fiduciary duty of Mr. Meyers as a direct or indirect controlling shareholder and/or director of the Company, giving effect to the principles embodied in the legal doctrine of "corporate opportunity," which requires that directors, officers and other persons with a fiduciary duty towards a corporation not appropriate for their own benefit and advantage a business opportunity properly belonging to the corporation.
     The compensation payable to Mr. Meyers for all services performed on behalf of the Company in any capacity is limited by the terms of the letter agreement and a Stock
     Purchase Agreement, dated as of August 28, 1986, between the Company and certain original purchasers of the Company's
     Class A Common Stock which provides that Mr. Meyers may not earn more than the greater of (x) $350,000 multiplied by a fraction the numerator of which is the consumer price index with respect to the December immediately preceding the year in question and the denominator of which is the consumer price index for December 1985 or (y) 2% of the Company's pretax net income earned in the previous fiscal year (or 1% if Mr. Meyers is no longer both the Chairman and Chief
     Executive Officer of the Company with substantial day-to-day managerial responsibilities).


Savings Plan

     The Bayou Steel Corporation Savings Plan (the "Savings Plan") was adopted, effective March 1, 1991 and is intended to qualify for approval under Sections 401 and 410 through 417 of the Tax Code and comply with the provisions of the Employee Retirement Income Security Act of 1974, as amended. The Savings
Plan is designed to allow all eligible employees to accumulate savings for retirement.

     Employees of the Company eligible to participate in the Savings Plan are those employees who are at least age 21, have completed one year of service, and are not employed under a collective bargaining agreement. Savings Plan participation is voluntary. To join the Savings Plan, an eligible employee must agree to defer from 1% to 15% of the employee's total pay, subject to annual limitations imposed by the Tax Code; the deferral amount is then invested in his or her Savings Plan account. The Company may make matching discretionary contributions to the employee's account. In 1993 the Company matched 25% of the employee's deferred amount up to 4% of total pay contributed in respect of each participant's payroll deferral election.

     Under the Savings Plan, assets are held in a trust fund (the "Trust Fund") by an independent trustee appointed by the Company. The Trust Fund has been divided into four investment funds, to which an employee may periodically make allocations of existing account balances and future contributions. All of the discretionary Company contributions are invested by the Trustee in the purchase on the open market of the Company's Class A Common Stock.

     Participants are always 100% vested in the contributions made as a result of their payroll deferral elections. A participant's interest in his Company matching contributions is based upon a graded vesting schedule and is fully vested after six years of service.

Incentive Compensation Plan

     The Company has instituted an Incentive Compensation Plan (the "ICP") to provide incentives for the attainment of corporate financial objectives to those key employees of the Company (including all executive officers, except Mr. Meyers), as selected by the ICP's Administrative Committee, who have the responsibility and authority to affect the operating results of the Company. Each year the Board of Directors may, in its sole discretion, cause to be credited to the ICP any amount not to exceed fifty percent of the aggregate of the base salaries of the participants in the ICP for such year. The Administrative Committee, composed of one or all of the Company's officers, including Howard M. Meyers, as appointed by the Compensation Committee, determines the amounts awarded to each participant based on quantitative measures of performance relating to financial or other indicators of performance for the Company and achievement of measurable individual goals of participants established prior to the commencement of each year. One-half of a participant's award is paid in the February following the year to which the award relates. The balance of such award is divided into fourths and paid to each participant during the February of each of the four years next succeeding the year in which the initial payment was made. If a participant is not employed by the Company on February 1 following the year to which an award relates or on the February 1 of any of the succeeding four years, such participant shall forfeit all awards or installments thereof which have been accrued but not actually paid. No awards have been made since 1988.

Retirement Plan

     The following table specifies the estimated annual benefits upon retirement under the Retirement Plan to eligible employees of the Company of various levels of average annual compensation and for the years of service classifications specified:

                       PENSION PLAN TABLE

    Average Annual              Years of Service
     Compensation        10         20        30          45
    --------------   ---------  ---------  ---------  ---------
      $  20,000      $  1,200   $  2,400   $  3,600   $  3,600
         50,000         4,360      8,730     13,090     13,090
        100,000         9,860     19,730     29,590     29,590
        150,000        15,360     30,730     46,090     46,090
        200,000        20,860     41,730     62,590     62,590
        250,000        24,810     49,610     74,420     74,420
        300,000        24,810     49,610     74,420     74,420


     The Company has adopted the Bayou Steel Corporation Retirement Plan (the "Retirement Plan") and will file a request for approval by the Internal Revenue Service. The Retirement Plan became effective October 1, 1991. The Retirement Plan is a defined benefit plan for eligible employees of the Company not covered by a collective bargaining agreement (the Company adopted a separate retirement plan for Union employees that also became effective October 1,
1991). Employees are automatically eligible to participate on the October 1 or
April 1 following the completion of one year of service.   Service before the
effective date of the Retirement Plan is credited to participants for purposes of retirement benefit calculation. Contributions to the Retirement Plan are provided solely from the Company contributions; employees are unable to make contributions. A participant's benefits under the Retirement Plan are vested after five years of service. Under the terms of the Retirement Plan the monthly retirement benefits of a participant payable at the participant's normal retirement date are equal to (i) .6% of average monthly compensation, multiplied by years of credited service (not to exceed 30 years), plus (ii) .5% of that portion, if any, of average monthly compensation which is in excess of the participant's average social security taxable wage base, multiplied by years of credited service (not to exceed 30 years). Normal retirement under the Retirement Plan is age 65 with at least five years of service. The Tax Code limits the amount of annual compensation that may be counted for the purpose of calculating pension benefits, as well as the annual pension benefits that may be paid, under the Retirement Plan. For 1993, these amounts are $235,840 and $115,641, respectively. The Retirement Plan also limits the amount of annual compensation that may be counted for the purpose of calculating pension benefits to $250,000.

     The figures for estimated annual retirement benefits are computed on a straight life annuity basis and are payable to an employee who attains age 65 in 1993 and are exclusive of retirement benefits from Social Security.

     Earnings of executive officers included in the Summary Compensation Table, for purposes of calculating pension benefits, approximate the aggregate amounts shown in the columns (c) and (d) of such Summary Compensation Table, except for

Mr. Meyers whose earnings for purposes of such calculation are subject to the $250,000 limitation discussed above.

     The years of credited service under the Retirement Plan as of October 1, 1993 for each of the five most highly compensated officers of the Company are:
Howard M. Meyers, 7.1 years; Jerry M. Pitts, 12.8 years; Richard J. Gonzalez, 10 years; Rodger A. Malehorn, 9.5 years; and Timothy R. Postlewait, 12.3 years.

                1991 EMPLOYEES STOCK OPTION PLAN

     On February 21, 1992 the stockholders of the Company approved the 1991 Employees' Stock Option Plan (the "1991 Plan") for the purpose of attracting and retaining key employees including officers, managerial and supervisory employees. The Board of Directors has authorized the reservation of 600,000 shares of Class A Common Stock of the Company for issuance in accordance with the 1991 Plan. Shares of Class A Common Stock to be issued under the provisions of the 1991 Plan may be issued by the Company from its authorized and unissued shares of Class A Common Stock or from shares of treasury stock held by the Company. (There are presently no such treasury shares.) The 1991 Plan is administered by the Company's Board of Directors or a committee appointed by the Board comprised of three disinterested persons. The Board or the committee, as the case may be, is referred to as the "Administrator."

     The Administrator of the 1991 Plan, at its sole discretion, designates such options granted under the 1991 Plan as (a) "Incentive Stock Options" as defined in Section 422 of the Tax Code, (b) other stock options subject to the terms and conditions set forth in the 1991 Plan ("Nonqualified Stock Options"), or (c) any combination of Incentive Stock Options and Nonqualified Stock Options. In the event that a portion of an option cannot be exercised as an Incentive Stock Option by reason of the limitation contained in Section 422(d) of the Tax Code (which limits the treatment as Incentive Stock Options during any calendar year to those options, which, when they become exercisable, entitle the holder to purchase stock having a fair market value of not more than $100,000), such portion shall be treated as a Nonqualified Stock Option.

     Options granted under the 1991 Plan may not be exercised more than ten years from the date such option is granted, or earlier than six months from the date such option is granted. Within such limitations, the Administrator of the 1991 Plan will establish the time or times at which options may be exercised and whether all of the options may be exercisable at one time or in increments over time.

     The exercise price of any option granted under the 1991 Plan is the closing price of the Company's Class A Common Stock on the American Stock Exchange on the day the option is granted. The Administrator may in its discretion set such other exercise price for Nonqualified Stock Options as it may deem appropriate. Upon exercise, the price is payable in cash, or if the Administrator deems appropriate, in shares of Class A Common Stock of the Company valued at fair market value. At the discretion of the Administrator, the Company may loan funds to an optionee in connection with the exercise of options. The initial term of any loan under the 1991 Plan cannot exceed five years, but any such loan may be renewable at the discretion of the

Administrator. All such loans must comply with the applicable regulations of the Federal Reserve Board or any other governmental agency having jurisdiction over the Company.

     Options may not be exercised unless the optionee has been an employee of the Company or its subsidiaries at all times from the date of grant of the option to the date of exercise, unless the option is exercised within the time periods specified in the 1991 Plan after employment is terminated by reason of retirement, disability, death or other reason otherwise than for cause. No option is transferable by the optionee except by will or by the laws of descent and distribution.

     The 1991 Plan may be modified, amended, or terminated by the Board of Directors, except no such action, without the approval of stockholders, may (a) increase the total amount of Class A Common Stock on which options may be granted, (b) change the manner of determining the option price, or (c) change the class of employees eligible to receive options; and no such action may affect any option previously granted under the 1991 Plan without the consent of the then holder of the option.

     No options have been granted under the 1991 Plan as of the date of this Proxy Statement.

     On August 15, 1994, the closing price for Bayou Steel Corporation's Class A Common Stock on the American Stock Exchange was $4.50.

Item 12.  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of July 29, 1994 with respect to the beneficial ownership of each class of Common Stock of the Company by (a) each person known by the Company to own beneficially more than 5% of the Class A, Class B or Class C Common Stock of the Company, (b) each director or officer of the Company, and (c) all directors and officers of the Company as a group.


Title                                          Beneficial Ownership
 of         Directors, Executive                as of July 29, 1994
Class   Officers, and 5% Stockholders          Amount     Percentage
- - -----   -----------------------------         ---------   ----------

 A      Cede & Co. FAST. . . . . . . . . .    5,061,528     47.69
        P.O. Box 20
        Bowling Green Station
        New York,, NY 10004

 A      First Capital Corporation of Chicago  1,755,000     16.54
        #3 First National Place
        Suite 1330
        Chicago, IL  60602


 A      Stanley S. Shuman(1) . . . . . . .      817,880      7.69
        711 Fifth Avenue
        New York, NY  10022

 A      Alan J. Patricof(2). . . . . . . .      719,059      6.78
        445 Park Avenue
        New York, NY  10022

 A      How & Company. . . . . . . . . . .       600,000     5.65
        c/o The Northern Trust Co.
        P.O. Box 92303
        Chicago, IL  60675-0002

 A      Allen & Company Holding, Inc.(1) .       522,528     4.92
        711 Fifth Avenue
        New York, NY 10022-4207

 A      Howard M. Meyers(3). . . . . . . .       300,000     2.82
        1111 W. Mockingbird Lane
        Dallas, TX  75247

 A      John A. Canning, Jr.(4). . . . . .       195,000     1.83
        #3 First National Plaza
        Suite 1330
        Chicago, IL  60670

 A      Lawrence E. Golub. . . . . . . . .       103,000      .97
        1125 Park Avenue
        New York, NY 10028

 A      Melvin N. Klein. . . . . . . . . .        60,000      .56
        1940 First City Bank Tower
        Corpus Christi, TX  78477

 A      Albert P. Lospinoso. . . . . . . .        10,000      .09
        1111 W. Mockingbird Lane
        Dallas, TX  75247

 A      Jerry M. Pitts . . . . . . . . . .          1,541       *
        P.O. Box 5000
        LaPlace, LA  70069-1156

 A      Timothy R. Postlewait. . . . . . .           1,474      *
        P.O. Box 5000
        LaPlace, LA  70069-1156

 A      Richard J Gonzalez . . . . . . . .           1,411      *
        P.O. Box 5000
        LaPlace, LA  70069-1156





 A      Rodger A. Malehorn . . . . . . . .           1,182      *
        P.O. Box 5000
        LaPlace, LA  70069-1156

 A      Henry S. Vasquez . . . . . . . . .              74      *
        P.O. Box 5000
        LaPlace, LA  70069-1156

 A      All directors and officers
        as a group (12 persons). . . . . .       2,210,621   20.83

 B      Bayou Steel Properties Limited(3).       2,271,127  100.00

 B      Howard M. Meyers(3)(5) . . . . . .       2,271,127  100.00
        1111 W. Mockingbird Lane
        Dallas, TX  75247

 B      Melvin N. Klein(3) . . . . . . . .          62,910    2.77
        1940 First City Bank Tower
        Corpus Christi, TX  78477

 B      Allen & Company Holding, Inc.(3) .          47,239    2.08
        711 Fifth Avenue
        New York, NY 10022

 B      Stanley S. Shuman(3) . . . . . . .           26,572   1.17
        711 Fifth Avenue
        New York, NY  10022

 B      Albert P. Lospinoso(3) . . . . . .           17,261     .76
        1111 W. Mockingbird Lane
        Dallas, TX  75247

 C      Voest-Alpine International . . . .               100 100.00
          Corporation(6)


* Less than .01 percent.

<F1> Includes 522,528 shares of Class A Common Stock owned by
     Allen & Company Holding, Inc., which owns all of the outstanding shares of Allen & Company Incorporated; Mr.
     Shuman is an Executive Vice President and Managing Director of Allen & Company Incorporated. Mr. Shuman disclaims beneficial ownership of such shares. Includes an aggregate of 60,000 shares of Class A Common Stock owned by trusts for the benefit of Mr. Shuman's children, of which Mr. Shuman disclaims beneficial ownership. Mr. Shuman has no voting or investment power, shared or otherwise, in the foregoing shares.



<F2> Includes 500,500 shares of Class A Common Stock owned by a partnership of which Mr. Patricof is a general partner and an aggregate of 216,000 shares of Class A Common Stock held by two corporations to which a third corporation, of which Mr. Patricof is Chairman, serves as investment advisor, and as to which Mr. Patricof disclaims beneficial ownership.
     Mr. Patricof has sole voting and investment power with respect to 2,559 shares and has shared voting power and investment power with respect to 716,500 shares.

<F3> Through his ownership of 60% of the common stock of BSPL,
     Howard M. Meyers controls BSPL's voting power. Since BSPL owns 100% of the Company's Class B Common Stock, Howard M.
     Meyers has voting control of Class B Common Stock which accounts for a maximum of 60% of the voting control of the Company. Howard M. Meyers may be deemed to "control" the Company. Allen & Company Incorporated and Messrs. Klein,
     Lospinoso, and Shuman are minority stockholders of BSPL and Messrs. Lospinoso and Meyers are directors. The number of shares of Class B Common Stock held by BSPL has been apportioned to each of Allen & Company Incorporated,, Messrs. Klein, Lospinoso and Shuman based on their percentage ownership in BSPL.

<F4> Includes 195,000 shares of Class A Common Stock owned by a partnership of which Mr. Canning is a general partner, and as to which he has shared voting and investment power.

<F5> Howard M. Meyers has voting control of the Class B Common
     Stock.

<F6> Holders of Class C Common Stock have a vote on all matters, except for the election of directors. See Note 13 to the Financial Statements.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Service Agreement

     The Company, RSR and Quexco are parties to a Service Agreement dated September 5, 1986 (the "Service Agreement"), pursuant to which RSR and Quexco provide the Company advice with respect to legal and other matters, as well as other services enumerated in the agreement and such other services as to which the parties mutually may agree. The Company pays to RSR and/or Quexco a fee equal to the costs of performing such services (including direct salary, fringe benefits, general and administrative overhead and other charges incurred directly in connection with the provision thereof). The Service Agreement will remain in effect until terminated by any party on 90 days' prior written notice to the other parties. Messrs. Klein, Lospinoso and Meyers are directors of Quexco and each of Messrs. Meyers and Lospinoso is President of Quexco and

RSR, respectively. The fees paid by the Company to RSR and/or Quexco for fiscal 1993 for services rendered amounted to approximately $87,000. The Company believes that the terms of the Service Agreement are fair and reasonable.

Agreements with Allen & Company Incorporated

     The Company entered into an agreement with Allen & Company Incorporated on May 28, 1987 pursuant to which the Company granted Allen & Company Incorporated a right of first refusal, on competitive terms, to perform investment banking services for the Company in connection with all Company initiated investment banking transactions until September 4, 1996. "Competitive terms" is defined to include considerations of costs and expenses, services rendered and ability to perform. No compensation was paid to Allen & Company Incorporated during fiscal 1992 and 1993. Stanley S. Shuman, a director of the Company, is Executive Vice President and Managing Director of Allen & Company Incorporated and Lawrence E. Golub, also a director of the Company, was a Vice President of Allen & Company Incorporated until February 1990.

Agreements with MMG Patricof & Co.

     On June 20, 1991, MMG Patricof & Co. Inc. and MMG Placement Corp. entered into an agreement with the Company with respect to merger and acquisition advisory and private placement services in connection with a proposed corporate acquisition by the Company which existed at that time. Mr. Patricof, a director of the Company, is a minority shareholder in the investment banking firm of Patricof & Co. Capital Corp. ("Patricof") and its affiliate MMG Placement Corp. ("Placement"), successors to MMG Patricof & Co. No compensation was paid during fiscal 1991 and 1992; $25,000 was paid during fiscal 1992 for out-of-pocket expenses. On December 16, 1992, Patricof entered into a second arrangement with the Company to provide merger and acquisition advisory services in connection with a proposed corporate acquisition by the Company. The agreement provided for a retainer not to exceed $25,000. By its terms, the agreement ended on December 16, 1993. Patricof was paid $25,000 for services provided under the terms of such agreement during fiscal 1993. Each of the foregoing agreements includes certain indemnification provisions which survive termination.

Agreement Concerning Change in Control

     The shares of common stock of BSPL owned by Mr. Howard M. Meyers may not be sold, nor may shares of BSPL be issued, at a price which represents a premium attributable to the underlying Class B Common Stock over the market price of the Class A Common Stock, to any person or group if such sale, when aggregated with all prior sales during the preceding four-year period, would result in such person or group owning more than 50% of the common stock of BSPL, unless such person or group agrees to make a tender offer within 30 days for an equivalent percentage of Class A Common Stock at the highest price paid by such person or group (expressed in equivalent shares of Class B Common Stock) for the shares of common stock of BSPL; provided that the Directors elected by the holders of the Class A Common Stock waive the charter restriction prohibiting a purchaser from acquiring 5% or more of the aggregate fair market value of the Class A Common Stock. The agreement terminates when the holders of the Class B Common

Stock no longer have the right to elect a majority of the Board of Directors of the Company.

     The Company's Certificate of Incorporation provides that the Class B Common Stock, which Mr. Meyers controls through his ownership interest in BSPL, oses its power to control the Company if Mr. Meyers resigns, retires or is removed for cause as Chief Executive Officer of the Company.