Form 10-K
period 1994-09-30
BAYOU STEEL CORP
filed 1994-12-06
CIK 807877

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994  COMMISSION FILE NUMBER: 33-22603

                            BAYOU STEEL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                72-1125783
       (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)
            P.O. BOX 5000
              RIVER ROAD
          LAPLACE, LOUISIANA                             70069
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

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

                              TITLE OF EACH CLASS
                              -------------------
                     10 1/4% First Mortgage Notes due 2001

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

  The aggregate market value and the number of voting shares of the registrant's common stock outstanding on November 30, 1994 was:


                                  SHARES OUTSTANDING HELD BY        MARKET VALUE
   TITLE OF EACH CLASS        --------------------------------        HELD BY
    OF COMMON STOCK              AFFILIATES     NON-AFFILIATES     NON-AFFILIATES
- - -------------------------     ----------------  --------------     --------------
Class A, $.01 par value..       1,492,361         9,121,019          $30,213,375
Class B, $.01 par value..       2,271,127                 0                  N/A
Class C, $.01 par value..             100                 0                  N/A

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

================================================================================

                            BAYOU STEEL CORPORATION

                               TABLE OF CONTENTS

                                                           PAGE
                                                           ----
PART I
  ITEM 1.     BUSINESS....................................   1
              General.....................................   1
              Manufacturing Process and Facilities........   2
              Products....................................   2
              Customers...................................   2
              Distribution................................   2
              Markets and Sales...........................   3
              Strategy....................................   4
              Competition.................................   5
              Raw Materials...............................   6
              Energy......................................   6
              Environmental Matters.......................   7
              Safety and Health Matters...................   8
              Strike and Impact Upon the Company..........   9
              Employees...................................  12
  ITEM 2.     PROPERTIES..................................  13
  ITEM 3.     LEGAL PROCEEDINGS...........................  13
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS...........................  13

PART II
  ITEM 5.     MARKET FOR REGISTRANT'S CLASS A COMMON
               STOCK AND RELATED STOCKHOLDER MATTERS......  14
  ITEM 6.     SELECTED FINANCIAL DATA.....................  15
  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS.................................  16
  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.  21
  ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE.................................  35

PART III
  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS............  35
  ITEM 11.    EXECUTIVE COMPENSATION......................  35
  ITEM 12.    OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.................................  35
  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS...............................  35

PART IV
  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K....................  36

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Bayou Steel Corporation (the "Company") is a leading producer of light structural steel products. The Company owns and operates a steel minimill strategically located on the Mississippi River in LaPlace, Louisiana, 35 miles northwest of New Orleans. The minimill, constructed at a cost of $243 million in 1981, is one of the most modern facilities in the world in its product line and utilizes state-of-the-art equipment and technology. The Company produces a variety of shapes, including angles, flats, channels, standard beams and wide flange beams. The shapes produced by the Company have a wide range of commercial and industrial applications, including the construction and manufacturing of petrochemical plants, barges and light ships, railcars, trucks and trailers, rack systems, tunnel and mine support products, joists, sign and guardrail posts for highways, power and radio transmission towers, and bridges. The Company sells its products to over 600 customers, most of which are steel service centers, in 41 states, Canada, Mexico and overseas. The Company also sells excess billets (which have not been rolled into shapes) on a worldwide basis to other steel producers for their own rolling or forging applications. In fiscal 1994, the Company sold 446,572 tons of shapes and 35,503 tons of billets.

  The term "minimill" refers to a relatively low-cost steel production facility which uses steel scrap, rather than iron ore, as its basic raw material. In general, minimills recycle scrap using electric arc furnaces, continuous casters and rolling mills. The Company's minimill, which was owned and operated by Voest-Alpine A.G. until it was purchased by the Company in September 1986, includes a Krupp computer-controlled, electric arc furnace utilizing water-cooled sidewalls and roofs, two Voest-Alpine four-strand continuous casters, a computer supervised, Italimpianti reheat furnace and a 15-stand Danieli rolling mill (a second Krupp furnace is currently not in operation, but is available for additional production).

  In August 1988, the Company completed an initial public offering of its Class A Common Stock, which shares are traded on the American Stock Exchange. The Company was incorporated under the laws of the State of Louisiana in 1979 and was reincorporated in Delaware in 1988 in connection with its public offering.

  In March 1993, following the expiration of its existing labor contract, the United Steelworkers of America Local 9121 (the "Union") initiated a strike against the Company which continues to date.

  The address of the Company's principal place of business is River Road, P.O. Box 5000, LaPlace, Louisiana 70069 and its telephone number is (504) 652-4900.


MANUFACTURING PROCESS AND FACILITIES

  In its production process, the Company uses steel scrap which is received by barge, rail, and truck, and then stored in a scrap receiving yard. The scrap is transported to the Company's melt shop by rail car or truck and loaded into its furnace. The steel scrap is melted with electricity in a 75-ton capacity electric arc furnace which heats the scrap to approximately 3100/o/F. During the scrap melting and refining process, impurities are removed from the molten steel. After the scrap reaches a molten state, it is poured from the furnace into ladles, where adjustments of alloying elements and carbon are made to obtain the desired chemistry. The ladles of steel are then transported to one of two four-strand continuous casters in which the molten steel is solidified in water-cooled molds. The casters produce long strands of steel which are cut by torch into billets and moved to a cooling bed and marked for identification. After cooling, the billets are transferred to the rolling mill for further processing. In the rolling mill, the billets are reheated in a walking beam furnace with recuperative burners. Once the billets are heated to approximately 2000/o/F, they are rolled through up to fifteen mill stands which mold the billets into the dimensions and sizes of the finished products. The heated finished shapes are placed on a cooling bed and then straightened and cut into the appropriate customer lengths. The shapes are bundled into 2 1/2- to 5-ton stacks and placed in a climate controlled warehouse where they are subsequently shipped to the Company's stocking locations via barge, or to customers directly via truck, rail, or barge.

  The Company is currently able, using only one of its two furnaces, to produce more billets than it can consume in its rolling mill. Prior to 1991, the Company operated both of its furnaces and produced a much greater tonnage of billets for sale in the billet market than it currently produces. The Company discontinued this practice in 1990 due to declining margins on such products and has been operating only one of its two furnaces since then. The Company believes that it could restart its other furnace with an expenditure of less than $1 million. As a result, the Company believes that it has significant additional capacity to produce more billets if conditions in the worldwide billet market improve or if the Company obtains additional rolling mill capacity. However, above certain environmental permit levels of approximately 780,000 tons, additional capital, ranging up to approximately $10 million depending on volume and design, would be required to maintain environmental compliance.


PRODUCTS

  Finished Steel. The Company produces a variety of light structural steel products (including angles, flats, channels, standard beams and wide-flange beams) that are collectively referred to as "shapes." The Company produces and sells shapes in the forms of equal leg angles (2"x 2" through 6"x 6"), unequal leg angles (4"x 3" through 7"x 4"), channels (3" through 8"), flats (3" through 8"), standard beams (3" through 6"), and wide flange beams (4" through 8"). The shapes produced by the Company have a wide range of commercial and industrial applications, including the construction and manufacturing of petrochemical plants, barges and light ships, railcars, trucks and trailers, rack systems, tunnel and mine support products, joists, sign and guardrail posts for highways, power and radio transmission towers, and bridges.

  The Company's shapes are produced to various national specifications, such as those set by the American Society for Testing and Materials ("ASTM"). In addition, the Company is one of a few minimills that is approved by the American Bureau of Shipping ("ABS") and certified for nuclear applications. The Company's products are also certified for state highway and bridge structures.

  The Company's shape products are distinguishable from bar mill products which include hot rolled bars, cold finished bars and reinforcing bars. The manufacture of light structural steel products is generally more labor intensive and technically demanding than the manufacture of steel bar mill products.

  Semi-finished Steel. The Company sells its excess billets on a worldwide basis to other steel producers for their own rolling or forging applications. The billets are sold both domestically and worldwide through supply contracts or on an occasional and selective basis. During fiscal 1994, the Company produced in excess of 25 grades and 4 sizes (130 mm to 200 mm square or rectangle) of billets.


CUSTOMERS

  The Company has over 600 customers in 41 states, Canada, Mexico and overseas. The majority of the Company's shape products (approximately 77% in fiscal 1994) are sold to steel service centers, while the remainder are sold to original equipment manufacturers (approximately 15% in fiscal 1994) and export customers (approximately 8% in fiscal 1994). Steel service centers purchase nearly 30% of all carbon industrial steel products produced in the United States. Steel service centers warehouse steel products from various minimills and integrated mills and sell combinations of products from different mills to their customers. Some steel service centers also provide additional labor intensive value added services such as fabricating, cutting or selling steel by the piece rather than by the bundle.

  In fiscal 1994, the Company's top ten customers accounted for approximately 36% of total sales, and no one customer accounted for more than 8% of total sales. The Company believes that it is not dependent on any customer and that it could, over time, replace lost sales attributable to any one customer.


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

  The Company's deep-water dock at its Louisiana manufacturing facility on the Mississippi River enables the Company to load vessels or ocean-going barges for overseas shipments, giving the Company low cost access to overseas markets. Since the minimill is only 35 miles from the Port of New Orleans, smaller quantities of shapes or billets can be shipped overseas on cargo ships from that port. In addition, the Company makes rail shipments to some customers, primarily those on the West Coast and in Mexico. Relative to its domestic competitors, the Company believes it has a freight cost advantage over land-locked minimills in serving the export market. This advantage permits the Company to compete with foreign minimills in certain export markets.

  The Company believes that the elimination of current duties in Canada and Mexico as a result of the passage of the North American Free Trade Agreement ("NAFTA") will increase the competitiveness of the Company's products compared to locally produced products in such countries. During fiscal 1994, 1993, and 1992, 7.6%, 2.9%, and 3.4% respectively, of the Company's tons shipped were exported to Canada and Mexico. There can be no assurance, however, that there will be an increase in the Company's shipments to Canada and Mexico as a result of the passage of NAFTA.


MARKETS AND SALES

  According to the American Iron and Steel Institute, the domestic market demand for all structural steel shape products in 1992 was 5.1 million tons. The Company estimates that its share of the total domestic shapes market was approximately 8% in 1992. The Company believes that its share of the light structural steel shapes market (the primary market in which the Company competes) is much higher, and that it is one of the five largest producers in this market of light structural steel shapes in the U.S.

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

  Although sales of shapes tend to be slower during the winter months due to the impact of winter weather on construction and transportation, and during the late summer due to planned plant shutdowns of end-users, seasonality has not been a material factor in the Company's business. The Company's backlog of unfilled cancelable purchase orders for shapes, which typically are filled in approximately three months, totaled $41.3 million as of September 30, 1994 as compared to $24.3 million as of September 30, 1993. As of October 31, 1994, the Company's backlog totaled $46.2 million.

  The level of billet sales to third parties is dependent on the Company's internal billet requirements and worldwide market conditions, which may vary greatly from year to year. In the past three fiscal years, shipments of billets to third parties have ranged from 8% to 13% of the Company's total tonnage sales. The Company is currently able, using only one of its two furnaces, to produce more billets than it can consume in its rolling mill. Prior to 1990, the Company operated both of its furnaces and produced a much greater tonnage of billets for sale in the billet market than it currently produces. The Company discontinued this practice in 1990 in response to a decision by foreign governments to resume the practice of heavily subsidizing their steel-making industries. This decision precipitated a sharp decline in worldwide billet prices, as foreign steel-making companies produced more billets for export. Due to current margins, the Company has chosen to sell its excess billets through supply contracts or on an occasional and selective basis. If the market for billets were to improve, the Company could increase its billet production by restarting its idled second furnace.

STRATEGY

  The Company's principal operating strategy is to improve operating results by continuing to reduce costs, including labor costs per ton, and increasing sales of higher margin shape products. In addition, the Company has committed to implement a $9.2 million capital expenditure program to reduce its production costs and increase its melt shop and rolling mill capacity by the end of fiscal 1995. The Company may also consider strategic acquisitions which complement or expand the Company's current operations, such as businesses engaged in the metals field or recycling operations.

     Operating Efficiencies. The Company has lowered its labor cost per ton by $13 since fiscal 1992 and has lowered its labor costs per ton by $5 since fiscal 1993. The Company believes that it can continue to lower its labor costs per ton from fiscal 1994 levels by increasing productivity and shipments, reducing overtime, and implementing a productivity incentive plan. In addition, the Company's proposed labor agreement with the Union would further reduce labor costs per ton.

     The Company continues to be committed to developing a high performance work culture. Through extensive training and individual development efforts, the Company will further reinforce its basic values of employee improvement, teamwork, and increased individual accountability. The Company believes that the workforce, through this program, will have an impact in achieving operational and productivity improvements. The program does not involve the terms and conditions of the workplace and is therefore not subject to the collective bargaining process. The Company has begun implementing the program with its supervisory personnel.

     Capital Improvements. From fiscal 1987 through fiscal 1994, the Company spent an aggregate of approximately $51 million on capital projects. Most of these expenditures were directed toward establishing its stocking location distribution system, establishing a controlled warehouse environment to minimize surface rust, extending its product line by adding equipment to roll wide-flange beams and complying with changing environmental regulations.

     In addition to normal maintenance programs, the Company is implementing a $9.2 million capital expenditure program to reduce its production and operating costs and increase its melt shop and rolling mill capacity. The principal elements of this program are (i) an automobile shredder to enable the Company to shred car bodies on-site and reduce scrap costs, (ii) modification of the furnace shell and tapping hole to increase furnace capacity and reduce consumption of materials, (iii) a steel straightener to improve production capacity in the rolling mill, (iv) an off-line sawing system and conveyor to further improve production capacity in the rolling mill and (v) a shipping bay rail spur to reduce the handling of finished products. The Company believes that these capital projects, when fully implemented, would result in annual operating savings of approximately $3.3 million.

     Each of the projects in the capital expenditure program is described briefly, including project costs and estimated savings (excluding depreciation and additional interest expense)

     Automobile Shredder. Mississippi River Recycling ("MRR"), a business division of the Company, will operate the automobile shredder, at a site adjacent to the LaPlace minimill. This new enterprise will process car bodies and sheet material into shredded material ready for the melting process, thereby providing shredded scrap at a lower cost than the Company currently procures such scrap. MRR will sell by-product non-ferrous metals to outside companies. In addition, the Company believes that the automobile shredder would produce scrap of a consistently higher quality than purchased shredded scrap. The Company believes that local preparation of scrap would enhance the efficiency of the dock in handling finished goods since fewer shipments of scrap by barge would arrive. The Company estimates that the purchase and installation of the local shredder would require $4.2 million of capital expenditures. The estimated annual cost savings will be approximately $1.7 million based on recent market prices for shredded material. Estimated savings will vary depending on fluctuations in the market price for scrap.

     Furnace Modification. The modification of the furnace shell and tapping hole will increase productivity by reducing tap time and increasing heat size. In addition, the modification will result in lower consumption of power, electrodes, and refractory material. The Company estimates that the modification of the furnace would require $0.8 million of capital expenditures. The estimated annual cost savings will be at least $0.4 million.

     Steel Straightener. The new steel straightener would contain enhanced features which would allow it to operate more rapidly, thereby eliminating the bottleneck caused by the existing straightener in the rolling mill. (The old straightener will be retained as an in-line back-up.) The new steel straightener, together with the off-line sawing system and conveyor, would expand the capacity of the rolling mill by improving the productivity on certain products. Additionally, it would permit the production of light bar shape products (2"x2" angles), which historically are products with a strong demand, but which the Company previously dropped from its production schedule due to lower productivity. The Company estimates that the purchase and installation of the steel straightener would require $1.9 million of capital expenditures. The estimated annual cost savings relating to the steel straightener will be approximately $0.6 million.

     Off-Line Sawing System and Conveyor. The proposed off-line sawing system would allow the rolling mill to operate more rapidly by removing the bottleneck that currently exists when shape products are cut into lengths less than 40 feet. The off-line sawing system will include a conveyor to move shapes from the last rolling mill operation to the shipping bays. The off-line sawing system and conveyor, together with the steel straightener, would expand the capacity of the rolling mill and permit the production of light bar shape products. The Company estimates that the purchase and installation of the off-line sawing system and conveyor would require $1.5 million of capital expenditures. The estimated annual cost savings relating to the off-line sawing system and conveyor will be approximately $0.4 million.

     Shipping Bay Rail Spur. The proposed rail spur in the shipping bay would move finished products from the Company's warehouse to the rail lines adjacent to the minimill without loading and unloading such products to and from trucks. The Company believes that its labor costs and operating and capital costs of mobile equipment would be reduced by installation of the shipping bay rail spur, as well as reduce damage to its finished products. The Company estimates that the installation of the shipping bay rail spur would require $0.8 million of capital expenditures. The estimated annual costs savings will be approximately $0.2 million.

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

  Acquisition Program and Tax Benefits. The Company may, from time to time, seek strategic acquisitions in order to accelerate its growth, focusing on businesses which complement or expand the Company's current operations, such as businesses in the metals field or involving recycling operations. The Company is not presently engaged in negotiations with respect to any acquisition. As of September 30, 1994, the Company had approximately $319 million of regular net operating loss carryforwards which could be used to offset taxable earnings of the Company, including the earnings of acquired entities, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the "Tax Code"). See the Notes to the Financial Statements.


COMPETITION

  The Company's location on the Mississippi River, as well as its stocking locations in three additional regions of the country, provide it with access to vast markets in the eastern, midwestern, southern, and central portions of the United States. As a result, the Company competes in the shape market with several major domestic minimills in each of these regions. Depending on the region and product, the Company competes with, among others, Nucor Corporation, Structural Metals, Inc., North Star Steel Co., Northwestern Steel and Wire Company, and Lake Ontario Steel Corporation. The Company does not currently compete with minimill flat rolled or rebar products, nor does it compete with any domestic integrated steel producers.

  Foreign steel producers historically have not competed significantly with the Company in the domestic market for shape sales due to higher freight costs in the relatively low priced shape market. Foreign competition could increase, however, as a result of changes in currency exchange rates and increased steel subsidies by foreign governments.

  The Company sells its excess billets on a supply contract or on an occasional and selective basis. Since most steel companies produce billets, the Company competes with steel companies, both domestic and foreign, that may also have an excess billet supply at any particular time.


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

  The Company has initiated a program of buying directly from local scrap dealers and small peddlers for cash. Through this program, the Company has procured approximately 20% of its scrap at prices lower than those of large scrap dealers. In addition, the Company is procuring an automobile shredder which will be located at a site adjacent to the plant. Mississippi River Recycling ("MRR"), a new division of the Company, will operate the automobile shredder. See "Business - Strategy" for a description of the automobile shredder. It is the Company's intention to expand MRR's business activities to processing other types of unprepared scrap which could be used by the Company or sold to other consumers of prepared scrap metal, generating additional revenues.

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

  In addition to steel scrap, the Company consumes smaller quantities of additives, alloys and flux ("AAF"). The Company does not currently depend upon a single supplier for its AAF requirements.

  The Company has not experienced any shortages or significant delays in delivery of these materials. The Company believes that an adequate supply of raw materials will continue to be available.


ENERGY

  The Company's manufacturing process consumes large amounts of electrical energy. The Company purchases its electrical service needs from Louisiana Power and Light ("LPL") pursuant to a contract originally executed in 1980 and extended in 1991 for a five year period. The base contract is supplemented to provide lower cost off-peak power and known maximums in higher cost firm demand power. In addition, the Company receives discounted peak power rates in return for LPL's right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and during the last several years have had negligible impact on operations. Although the supplemental contract with LPL expires February 1, 1996, the Company has no reason to believe that this contract will not be renewed upon substantially similar terms. To a lesser extent, the Company's manufacturing facility consumes quantities of natural gas via two separate pipelines serving the facility. The Company purchases its natural gas on a month-to-month basis from a variety of suppliers. Due to the effect of a fuel adjustment provision in the contract with LPL and price increases in natural gas, the Company's energy expense increased by $0.5 million in fiscal 1994 compared to fiscal 1993. Historically, the Company has been adequately supplied with electricity and natural gas and does not anticipate any curtailment in its operations resulting from energy shortages.

  The Company believes that its utility rates are very competitive in the domestic minimill steel industry. As one of LPL's largest customers, the Company has been able to obtain competitive rates from LPL.


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

  In the event of a release or discharge of a hazardous substance to certain environmental media, the Company could be responsible for the costs of remediating the contamination caused by such a release or discharge. In the last six years, the only environmental penalty assessed to the Company was a fine in the amount of $43,000 levied in 1989 in conjunction with a Hazardous Waste Compliance Order issued by the Louisiana Department of Environmental Quality for alleged violations of the hazardous waste management regulations. At this time, the Company believes it is in compliance in all material respects with applicable environmental requirements. The Company has a full-time compliance manager who is responsible for monitoring the Company's procedures for compliance with such rules and regulations. The Company does not anticipate any substantial increase in its costs for environmental remediation or that such costs will have a material adverse effect on the Company's competitive position, operations or financial condition.

  The Company plans to close two storm-water retention ponds at the LaPlace minimill. The Company has tested the effluents running into and out of the ponds. These tests confirm there is little potential for contamination. Based on this preliminary analysis, the Company does not believe that future clean up costs, if any, will be material. The Company has proposed a sampling plan to the Louisiana Department of Environmental Quality (the "LDEQ") to analyze the contents of the pond sediments. The results of such sampling could indicate a greater level of contaminants than suggested by the Company's limited testing. In such case, the costs of clean up could be higher than the Company now believes. Until such sampling is completed, however, it is impossible to estimate such costs.

  The Company's minimill is classified, in the same manner as similar steel mills in the industry, as generating hazardous waste due to the production of dust that contains lead, cadmium and chromium. The Resource Conservation and Recovery Act regulates the management of such emission dust from electric arc furnaces. The Company currently collects the dust resulting from its melting operation through an emissions control system and manages it through an approved waste recycling firm. The dust management costs were approximately $1.5 million in both fiscal 1993 and 1994, and are estimated to be approximately $1.8 million for fiscal 1995. The increase in cost is due primarily to increases in recycling costs and to a lesser degree, increased steel production. In fiscal 1990, a small quantity of dust containing very low concentrations of radioactive material inadvertently entered the scrap stream on one occasion. All of the dust containing such material was captured by the emissions control system and is being held pending a decision as to its appropriate disposal. The Company has estimated that the ultimate cost of disposal of such dust will be approximately $500,000. There are at least five other steel mills in the United States storing such radioactive dust.

  The Company's future expenditures for installation of environmental control facilities are difficult to predict. Environmental legislation, regulations and related administrative policies are constantly changing. Environmental issues are also subject to differing interpretations by the regulated community, the regulating authorities and the courts. Consequently, it is difficult to forecast expenditures needed to comply with future regulations, such as those forthcoming as a result of the 1990 Amendments. Specific air regulations and requirements applicable to the Company have yet to be promulgated under the authority of the 1990 Amendments. Therefore, at this time, the Company cannot estimate those costs associated with compliance and the effect the upcoming regulations will have on the Company's competitive position, operations or financial condition. In fiscal 1995, the Company intends to spend approximately $650,000 on various environmental capital projects, including those related to the 1990 Amendments.

  In fiscal 1993, as part of a corporate campaign announced in August 1993 (see "Business - Strike and Impact Upon the Company"), the Union engaged a consulting company which conducted what was characterized as an environmental audit of the Company's facilities. The Union's consultant did not visit the minimill, speak with any officer of the Company or review any corporate records. The Union consultant's report stated that it was based on a review of the LDEQ's files and the Company's written operating procedures. The report also stated that the consulting company interviewed Union members employed by the Company. Based on this review, the Union consultant issued a report which stated that its purpose was to identify areas of concern regarding the Company's environmental compliance. The report alleges that the Company, among other things, impermissibly manages hazardous waste (including incineration of flue dust without a permit, operation of a waste pile to manage hazardous wastes without a permit, long-term storage of mixed waste without a permit, and improper training of personnel in waste management), bypasses its air emissions control systems (by venting flue dust directly into the atmosphere in violation of its air permit and releasing fugitive emissions greatly in excess of the level of emissions permitted through its control systems), violates its wastewater discharge permit (by discharging hazardous waste into ponds at its facility) and violates various reporting requirements (with respect to releases of hazardous substances by failing to report the amount of hazardous waste being treated on-
site). The Company believes that the Union has submitted this report to the LDEQ, the Louisiana Board of Commerce and Industry ("LBCI"), and to other government agencies.

  The Company believes the Union consultant's allegations are without merit and were made to further the efforts of the Union in the strike. The Company's minimill is subject to regular inspections by the LDEQ. At the request of the LBCI in connection with the Company's most recent tax abatement renewal, LDEQ issued a letter dated February 7, 1994 stating that there were no environmental enforcement actions outstanding against the Company. Subsequent to the issuance of the letter, the Company was inspected numerous times by the LDEQ's offices of Air and Radiation Protection, Solid and Hazardous Waste, and Water Resources. No penalties have been received or are expected as a result of these inspections.

  On June 14, 1994, LDEQ asked Region 6 of the United States Environmental Protection Agency (EPA) to conduct a multi-media investigation at the LaPlace, Louisiana facility due to the serious nature of the Union's allegations and its lack of resources to conduct such a review. The EPA, accompanied by LDEQ, conducted a multi-media inspection, i.e. air, water, and land, in June 1994. The results of this investigation have not been received. Analytical results from soil and waste samples, obtained by the EPA and submitted to the Company, do not indicate the mismanagement of waste as alleged by the Union. It is possible that the Company may be subject to fines as a result of this inspection; however, the Company does not expect any such fines to have a material adverse affect on the Company's operations. The Company knows of no environmental issues that would require any material adjustment in its contingent liabilities.


SAFETY AND HEALTH MATTERS

  The Company is subject to various regulations and standards promulgated under the Occupational Safety and Health Act, which are administered by the Occupational Safety and Health Administration ("OSHA"). These regulations and standards are minimum requirements for employee protection and health. It is the Company's policy to meet or exceed these minimum requirements in all of the Company's safety and health policies, programs and procedures.

  During fiscal 1994, the Company settled an outstanding OSHA citation issued to the Leetsdale, Pennsylvania stocking location. The final settlement amount was $19,000. All of the agreed upon hazards and recordkeeping issues are being abated. Prior to this citation, the Company has been assessed $7,000 in fines by OSHA over seven years.

  As part of the Union's corporate campaign, a complaint containing over 150 allegations was submitted by the Union to OSHA. These complaints have apparently been based upon allegations regarding working conditions in the plant alleged by some of the striking Union members who have not been in the plant in nearly
1 1/2 years. As a result, an inspection was conducted at the LaPlace, Louisiana facility in October and November of 1994 by OSHA. The results of this inspection have not been received. The Company expects that some citations may be issued as a result of this politically driven inspection. Due to its wide discretion in assessing proposed civil penalties, OSHA may initially propose fines which are material in nature but which may be reduced through negotiation in informal proceedings with OSHA or after independent administrative or judicial review. The Company has accrued a loss contingency for its estimate of the ultimate liability arising from these inspections as of September 30, 1994. This estimate is based upon the Company's observations of the items identified by OSHA, the items observed by OSHA, a review of the Union's complaint, expert's experience in handling OSHA citations, the ability to negotiate reductions in proposed fines in informal proceedings with OSHA, and the access to independent administrative or judicial review, if any. The Company does not believe any such fines will be material in nature.

  The Company knows of no other safety or health issues that would require any material adjustment in its liabilities.


STRIKE AND IMPACT UPON THE COMPANY

  General. The Company's six-year labor contract with the Union expired on February 28, 1993. On March 21, 1993, after three short contract extensions, the Union initiated a strike by its 337 bargaining unit employees after the parties failed to reach agreement on a new labor contract due to differences on economic issues. Initially, the Company had to curtail its operations (for six weeks the Company operated at 50% capacity), which resulted in reduced production, higher per ton conversion costs and lost sales, all of which adversely affected the Company's profitability, particularly in the early weeks of the strike.

  During its negotiations with the Union, the Company developed a strategic contingency plan to maintain continued operation of the plant in the event of a work stoppage. As a result of such planning, the Company was able to avoid complete suspension of operations by operating the minimill with fewer workers and by utilizing a combination of temporary replacement workers, Union employees who returned to work and salaried employees. As a result of such measures, the Company is currently operating at full capacity and since October 1993 overall production and productivity have exceeded pre-strike levels.

  For fiscal year 1993, the Company incurred approximately $3.2 million in out-of-pocket costs for security, legal matters and other services related to the strike ($2.5 million of which was incurred during the first three months of the strike). For fiscal year 1994, the Company incurred $1.0 million in similar out-of-pocket costs. During the last six months of fiscal year 1994, these costs averaged $60,000 per month. Although uncertainties inherent in the strike generally make it impossible to predict the duration or ultimate cost of the strike to the Company, the Company expects that future strike-related costs will not exceed $100,000 per month.

  Injunction. The Company obtained an injunction from a Louisiana state court on April 1, 1993 imposing restrictions on the number of picketers and regulating conduct on the picket line. As a result of violations of the injunction, the Company has obtained numerous contempt orders against the violators, as well as additional injunctive relief to further regulate picketing activity. As a result of assault and battery charges filed by the Company, several striking Union members have been sentenced to serve time in jail or to do community service work; the local Union itself has twice been sentenced to do community service work. Access to the minimill has been generally unimpaired since the injunction was issued (with the exception of a court imposed 90-second per vehicle waiting time) and the Company has been allowed by the court to open additional gates to its facility. The injunctive relief permitted the Company to significantly reduce its out-of-pocket expenses for security and housing of temporary replacement workers.

  Unfair Labor Practice Charge. In connection with the strike, the Union filed unfair labor practice charges against the Company with the New Orleans regional office of the National Labor Relations Board (the "NLRB"), which included 22 specific allegations. In late January 1994, the Regional Director of the NLRB informed the Company that it had sufficient grounds to issue a complaint against the Company and order a trial with respect to eight of these allegations. In order to avoid a lengthy and expensive trial on these issues, the Company agreed to negotiate a settlement agreement with the NLRB. The settlement agreement does not contain an admission by the Company that it engaged in any unfair labor practices. The settlement agreement requires the Company to post a notice stating that it will not engage in any of the actions specified in the eight allegations. The other 14 allegations were to be dismissed. The Union has appealed the dismissal. The approval of the settlement agreement will not become effective until completion of the appeals process relating to the dismissal of such allegations. However, even if the appeal were successful and a trial were ordered, the Company does not believe that the ultimate outcome would have a material affect on the Company's operations.

  The settlement agreement does not cover two separate charges filed on January 14, 1994 and March 22, 1994, respectively. These outstanding charges include allegations that the Company bargained in bad faith by failing to provide certain employee safety and health documents and denying the Union access to the minimill and by placing return-to-work conditions without bargaining. The Union is seeking a finding that the Company negotiated in bad faith which, under the National Labor Relations Act (the "NLRA"), could convert the strike from an "economic" strike to an "unfair labor practice" strike. If the Company were found to have engaged in an "unfair labor practice" strike, the Company would be precluded from hiring permanent replacement workers. If the Company were to hire permanent replacement workers or declare an impasse prior to the time of such decision, the NLRB could reverse such actions. Furthermore, if the strike was deemed an "unfair labor practice" strike and the Company refused to re-employ striking workers who made an unconditional offer to return to work, the Company could be subject to exposure for back-pay. The Company believes that it possesses meritorious defenses to such unfair labor practice charges. An adverse decision by the NLRB on the outstanding charges or a successful appeal by the Union of the dismissed charges could delay and impair the Company's labor initiatives because the Company would be unable to implement all or part of its last proposed labor agreement until it returned to the bargaining process and remedied the unfair labor practices, and until such time as either an agreement with the Union was ratified or impasse in the bargaining process was reached.

  The Company does not expect that an adverse decision by the NLRB on the outstanding charges or a successful appeal by the Union of the dismissed charges would have a material long-term effect on the Company. Since the strike began, the Company has permitted any striking employee who wished to return to his job upon the terms of the expired contract the opportunity to do so (and the temporary replacement workers have been operating under the terms of the expired contract). Since the Company has not replaced any of the striking workers with permanent replacement employees and has not implemented any of its proposed contract terms, a return of striking workers would have no material financial effect on the Company's operations, although it could disrupt operations for a time.

  Unemployment Compensation. Striking employees filed claims for unemployment compensation at the beginning of the strike. The State of Louisiana paid some unemployment benefits to the striking employees. The Company appealed the decision; the administrative judge disqualified the striking employees from receiving benefits. On October 25, 1994, the Louisiana 5th Circuit Court of Appeals affirmed the order of the 14th Judicial District Court which upheld the administrative judge's decision that striking employees are not eligible for unemployment benefits. The opinion stated: "In this case, the claimants refused to accept an extension of the expiring contract. An extension would have allowed them to continue working as they had the prior six year period, while negotiations of a new contract continued. Rather, the claimants elected to strike." The Union has appealed the decision to the Louisiana State Supreme Court.

  Status of Negotiations. Union and Company representatives have continued to hold negotiating meetings since March 21, 1993 in attempts to reach a resolution of the outstanding issues. The Company made a contract proposal to the Union on March 11, 1994 which was overwhelmingly rejected by the Union even though the Union leadership had previously indicated that it would support the proposal. No negotiating meetings have been held since March 1994. The NLRA provides that a company, in the absence of unfair labor practices in connection with the negotiations, may implement all or individual parts of its last labor agreement proposal in the event that the bargaining process reaches impasse. The determination of impasse is strictly dependent on the facts of each individual case. The Company has not made a determination that it is at an impasse and any such determination would be subject to review by the NLRB. If the Company were to implement its last proposed labor agreement and the NLRB were to subsequently find that the Company had engaged in unfair labor practices, the Company would be liable to make the employees economically whole with respect to those labor agreement provisions that adversely affected such workers since the Company could not have been at impasse if it were found to have bargained in bad faith.

  Based on the Union's June 14, 1994 letter proposal to the Company, the Company and the Union currently remain apart on many issues with respect to the proposed labor contract. The Union has led the Company to believe that the following issues, among others, are significant in reaching agreement:

     Health Benefits. The Company has proposed a point-of-service managed health care plan which would require employees to contribute $12.00 per week to the plan for family coverage. In addition, any future increases in the cost of the plan would be shared equally by the Company and employees. The Union's last proposal requires employees to contribute only $10.00 per week and that employees bear responsibility for only $.69 per week in future increases in the cost of the plan over a six year contract.

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

     Contract Services. The Company has proposed a provision granting the Company the right to utilize contract labor and outside contractors, although no employee directly affected would be terminated or suffer a loss of pay rate as a result of using contract labor. The Union is seeking a more restrictive provision limiting the Company's ability to utilize such contractors.

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

     Release From Liability. The Company maintains that it has a right to pursue any legal remedies against the Union to recover damages. The Union demands that both the Company and Union sign mutual releases of claims against the other.

  Corporate Campaign. In August 1993, the Union announced a corporate campaign designed to bring pressure on the Company from individuals and institutions with direct financial or other interests in the Company. Although plant operations continue, the potential impact of such a campaign, including the financial impact, is difficult to assess at this time. Although the corporate campaign is directed at many areas, the Company believes the following areas are significant and are typical of union tactics in other corporate campaigns.

     Environment. See "Business- Environment" for description of the Company's environmental matters.

     Safety and Health. See "Business - Safety and Health" for a description of the Company's safety and health matters.

     Refinancing. In March 1994, the Company sold $75 million of 10.25% First Mortgage Notes due 2001 (the "10.25% Notes"). The Union interrupted a meeting with potential investors and mailed information to potential investors and regulatory groups. The Company believes this harassment resulted in a more costly offering in terms of out of pocket expenses and in a higher interest rate on the 10.25% Notes.

     Governance. On October 19, 1994, the Union, which own 5 shares of the Company's 12,884,607 outstanding shares, brought two legal actions against the Company in Delaware state court seeking to enforce certain alleged shareholder rights. The first lawsuit sought to compel the Company to turn over to the Union the Company's list of stockholders, ostensibly for the purpose of soliciting proxies regarding six advisory resolutions to be proposed by the Union for voting at the next annual meeting. The second lawsuit sought to compel the Company to fix a date for its annual meeting. The Company believed that the Union was not entitled to the shareholder list because it did not have a "proper purpose" under Delaware law. Specifically the Company believes the Union's actions were for the sole purpose of bringing pressure on the Company to accept the Union's collective bargaining demands. During pre-trial discovery, the Union dismissed its lawsuit seeking the shareholder list. On the eve of trial, the Union also dismissed its action seeking to compel an annual meeting. The Company has agreed to hold an annual meeting on January 26, 1995, in New York City. It is anticipated that the Union will speak at the annual meeting on its unfair labor practice charges pending before the National Labor Relations Board, issues of corporate governance, and other matters the Union has raised as part of its publicly-announced corporate campaign to discredit the Company and management.


EMPLOYEES

  As of September 30, 1992, the Company had 491 employees, of whom 153 were salaried office, supervisory, and sales personnel, and 338 were hourly employees. 20 salaried non-exempt employees and 329 hourly employees were covered by a collective bargaining contract which expired on February 28, 1993 between the Company and the Union. There has been no agreement on a new contract. The employees covered by this expired contract are on strike. In addition, 9 hourly employees at the Pittsburgh stocking location are covered by a collective bargaining contract which expired on July 31, 1994 between the Company and the Union. The Company and the Union agreed to a new five year contract covering these nine positions. The contract calls for wage increases and the move to a managed health care program. As of September 30, 1994, the Company had 428 non-striking employees, of whom 142 were salaried office, supervisory, and sales personnel, and 286 were hourly employees. As of September 30, 1994, the Company had utilized 197 temporary replacement workers to perform certain of the services of striking workers. Of the 337 bargaining unit employees as of the date of the strike, 101 have returned to work of which 90 are still working, an additional 21 have resigned, and 215 remain on strike as of November 21, 1994.

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

     LOCATION                                PROPERTY
     --------                                --------
LaPlace, Louisiana            Approximately 287 acres of land, including a melt
                              shop, rolling mill, related equipment, a new
                              75,000 square foot warehouse, and dock facilities
                              situated on state-leased waterbottom in the
                              Mississippi River.

Chicago, Illinois             Approximately 7 acres of land, a dock on the
                              Calumet River and buildings, including a recently
                              renovated 100,000 square foot warehouse.

Tulsa, Oklahoma               63,500 square foot warehouse facility with a dock
                              on the Arkansas River system. Located on land
                              under a long-term lease. The original term of the
                              lease is from April 1, 1989 through March 31,
                              1999; the Company has two 10-year renewal options
                              through March 31, 2019.

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

ITEM 3. LEGAL PROCEEDINGS

  See "Business--Strike and Impact Upon the Company" for a description of the NLRB proceedings, "Business - Environmental Matters" for a description of environmental issues and "Business - Safety and Health Matters" for a description of safety and health issues. The Company is not involved in any pending legal proceedings which involve claims for damages exceeding 10% of its current assets. The Company is not a party to any material pending litigation which, if decided adversely, would have a significant impact on the business, income, assets or operation of the Company, and the Company is not aware of any material threatened litigation which might involve the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended September 30, 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S CLASS A COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 Market Information and Stock Price

  The principal market in which the Class A Common Stock of the Company is traded is the American Stock Exchange (AMEX) under the symbol BYX. The approximate number of stockholders of record on October 31, 1994 was 430. The stock has been trading since July 27, 1988. The closing price per share on November 30, 1994 was $3.3125. The following tables set forth the high and low closing prices for the periods indicated.


                       FISCAL YEAR 1994    FISCAL YEAR 1993
                          SALES PRICE        SALES PRICE
                       ----------------    ----------------
                        HIGH       LOW      HIGH       LOW
                       ------     -----    ------     -----
October-December       4.688      3.125    3.688      2.125
January-March          4.938      3.813    5.375      3.375
April-June             4.438      3.625    6.000      3.875
July-September         5.000      3.375    3.563      2.938

  There is no public trading market for the Class B Common Stock and the Class C Common Stock.

 Dividends

  The Company is restricted from paying dividends on its capital stock under the terms of its tax abatement agreement with the State of Louisiana, which expires in September 1995. Further, the Company's ability to pay dividends is subject to restrictive covenants under both the Indenture pursuant to which the Company's 10 1/4% First Mortgage Notes due 2001 (the "10 1/4% Notes") were issued and the Company's line of credit. At such time as the Company is permitted to pay dividends, the Board of Directors will determine whether such action would be appropriate based on the Company's results of operations, financial condition, capital requirements, and other circumstances.

ITEM 6. SELECTED FINANCIAL DATA

  Set forth below is summary financial information for the Company since 1988.

                         SUMMARY FINANCIAL INFORMATION
             (DOLLARS IN THOUSANDS, EXCEPT RATIO AND PER TON DATA)

                                                             AS OF AND FOR YEARS ENDED SEPTEMBER 30,
                                        ---------------------------------------------------------------------------------
                                            1994        1993       1992        1991        1990       1989        1988
                                        ------------  ---------  ---------  -----------  ---------  ---------  ----------
INCOME STATEMENT DATA:
 Net Sales............................  $160,823      $136,008   $119,772   $131,271(1)  $183,563   $208,962   $ 189,849
 Cost of Sales........................   144,314       128,033    109,116    124,436      170,998    187,132     152,148
                                        --------      --------   --------   --------     --------   --------   ---------
 Gross Profit.........................    16,509         7,975     10,656      6,835       12,565     21,830      37,701
 Selling, General and Administrative..     3,925         3,986      4,071      4,125        4,582      4,323       4,409
 Non-Production Strike Expenses.......       996       3,162(2)        --         --           --         --          --
                                        --------      --------   --------   --------     --------   --------   ---------
 Operating Income.....................    11,588           827      6,585      2,710        7,983     17,507      33,292
 Interest Expense.....................    (7,670)       (8,261)    (8,977)    (8,821)      (9,514)   (11,131)     (9,639)
 Interest Income......................       280           193        486        638        1,850      1,540         649
 Miscellaneous........................       162           502        554        902      1,380(3)       421        (734)
                                        --------      --------   --------   --------     --------   --------   ---------
 Income (Loss) Before Taxes...........     4,361        (6,739)    (1,352)    (4,571)       1,699      8,337      23,568
 Provision (Benefit) for Income
  Taxes...............................        --            --         --         --         (116)       281         237
                                        --------      --------   --------   --------     --------   --------   ---------
 Income (Loss) Before Cumulative
  Effect of Accounting Change
  and Extraordinary Gain..............     4,361        (6,739)    (1,352)    (4,571)       1,815      8,056      23,331
 Cumulative Effect on Prior Years
  of Accounting Change................        --            --         --         --       (1,572)        --          --
 Extraordinary Gain (Loss)............    (5,468)(5)       585         --         --           --         --          --
                                        --------      --------   --------   --------     --------   --------   ---------
 Net Income (Loss)....................  $ (1,107)     $ (6,154)  $ (1,352)  $ (4,571)    $    243   $  8,056   $23,331(4)
                                        ========      ========   ========   ========     ========   ========   =========

BALANCE SHEET DATA:
 Working Capital......................  $ 65,186      $ 32,389   $ 57,167   $ 57,532     $ 64,386   $ 77,266   $  74,478
 Total Assets.........................   156,068       138,280    149,381    148,669      162,411    165,518     162,098
 Total Debt...........................    76,076        54,817     62,057     62,355       67,440     66,364      66,021
 Stockholders' Equity.................  $ 60,124      $ 61,231   $ 67,385   $ 68,737     $ 73,308   $ 73,064   $  65,008


- - --------------
(1) In fiscal 1991 the Company decided to reduce its melting capacity by discontinuing the operation of one of its two electric furnaces and ceasing the practice of exporting large quantities of billets. In prior years, billet sales contributed small margins; however, the margins on billets sales virtually disappeared as a result of worldwide market conditions in late 1990. The Company believes its decision to stop producing large quantities of billets for export resulted in a decline in sales of approximately $40 million.
(2) In fiscal 1993, Non-Production Strike Expenses includes $3.2 million in expenses for security, lodging, damages, legal matters, and other services related to the strike.
(3) In fiscal 1990, Miscellaneous includes income in connection with a favorable settlement of a lawsuit for $1.3 million.
(4) In fiscal 1988, income applicable to common shares after accretion and dividends accrued on preferred stock was $19.8 million.
(5) In fiscal 1994, the Company refinanced its long-term debt. The extraordinary loss includes prepayment penalties, interest during the defeasance period, and the write-off of the unamortized portion of deferred financing cost.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Bayou Steel Corporation reported net income of $4.4 million before an extraordinary loss in fiscal 1994 compared to a net loss of $6.7 million before an extraordinary gain in fiscal 1993. The $11.1 million improvement in the Company's results was due to several factors. First, shape shipments increased by 10.7%. Second, metal margin, the difference between shape selling price and raw material ("scrap") cost, increased by 6.2%. Third, conversion cost, the cost to convert raw material into shapes decreased by 9.4%. And fourth, out-of-pocket strike expenses decreased by $2.2 million.

  The Company reported a net loss of $6.7 million before an extraordinary gain in fiscal 1993 compared to a net loss of $1.4 million in fiscal 1992. The 1993 loss was primarily caused by the strike and by sharp increases in scrap costs. The strike adversely affected the Company in four ways. First, the Company incurred significant out-of-pocket expenses for security, legal, and other services related to the strike. Second, a reduction in production during the initial phases of the strike resulted in higher fixed costs per ton produced during that period. Third, the impact of training new employees affected productivity and led to higher consumption of materials for several months. And fourth, reduced production during the early weeks of the strike resulted in lost sales due to reduced inventory levels. The increases in scrap costs during the year was only partially offset by increases in selling prices, resulting in reduced metal margins.

  The extraordinary loss of $5.5 million in fiscal 1994 was caused by the prepayment of the 14.75% Senior Secured Notes (the "14.75% Notes"). The loss includes prepayment penalties, interest during the defeasance period, and the write-off of the unamortized portion of deferred financing cost. This debt was replaced with $75 million of 10.25% First Mortgage Notes Due 2001 (the "10.25% Notes"). This refinancing transaction not only improved cash flow by changing the timing on principal payments but also provided the Company with cash to undertake a $9.2 million capital improvements program directed toward cost reduction. The extraordinary gain of $0.6 million in fiscal 1993 was the result of purchasing some of the outstanding 14.75% Notes at a discount.

  The following table sets forth the shipment and sales data for the fiscal years indicated.

                                            YEARS ENDED SEPTEMBER 30,
                                        --------------------------------
                                            1994       1993      1992
                                          --------   --------  --------

Shape Shipment Tons...................      446,572   403,274   372,943
Average Shape Selling Price Per Ton...     $    337  $    300  $    296
Billet Shipment Tons..................       35,503    59,604    31,962
Average Billet Selling Price Per Ton..     $    224  $    209  $    204
Net Sales (in thousands)                   $160,823  $136,008  $119,772


SALES

  Net sales increased by $25 million or 18.2% in fiscal 1994 compared to fiscal 1993 due to an increase in shape shipments and selling prices. The increase was partially offset by fewer tons of billets shipped in fiscal 1994. Net sales increased by $16 million or 13.6% in fiscal 1993 compared to fiscal 1992 due to an increase in shipments and selling prices for both billets and shapes.

  Shapes. In 1994, the 43,298 ton or 10.7% increase in shape shipments was attributable to an improvement in the economy and the Company's improved product mix and availability. In 1993, shipments were adversely affected by the lack of availability and mix of product resulting from a reduced production schedule caused by the strike. Export shape shipments in fiscal 1994 were 8.2% of shape shipments as compared to 11.1% of shape shipments for fiscal 1993. The $37 per ton or 12.3% increase in shape prices in 1994 compared to 1993 was in response to continued escalation in scrap prices and strong domestic demand. The shape price increases, toward the end of the fiscal 1994, surpassed the scrap price increases resulting in improved margins compared to fiscal 1993. Because of the strong domestic demand, the Company was able to further improve the net selling price by reducing competitive allowances. The Company anticipates modest growth in the economy in fiscal 1995 which should result in increased sales due to increased demand. The Company hopes to continue to optimize its product mix to remain competitive and maintain market share.

  In 1993, the 30,331 ton or 8.1% improvement in domestic shape shipments was mainly due to an improving economy and the Company's efforts to recapture market share which had been lost in prior years due to the presence of excessive surface rust on the Company's products. The improvement would have been greater if the Company had not lost some sales due to the temporary disruption in shipments out of LaPlace and the stocking locations and the curtailed production due to the strike. Export shape shipments in fiscal 1993 were 11.1% of shape shipments as compared to 9.7% for the previous year. Even though there were extreme pressures on prices in the form of rebates and discounting, which the Company matched to stay competitive, the average selling price for the Company's shape products rose approximately $4 per ton in fiscal 1993. The increases in prices were primarily in response to sharp increases in raw material costs; however, the price increases only partially offset the raw material increases.

  Billets. In fiscal 1994, billet shipments decreased mainly due to fewer billets available for shipment. More billets were required by the rolling mill due to higher shape production levels which resulted in less billets available to sell. The selling price for billets increased in fiscal 1994 due to increased raw material costs. In fiscal 1995, the Company will continue to ship billets on a supply contract or on an occasional and selective basis to domestic and export customers when inventory levels and market demand make it beneficial.

  In fiscal 1993, the Company increased billet shipments by 86% as compared to fiscal 1992. The average selling price of billets also improved over the same period due to an increase in domestic shipments, which carry a higher selling price than export shipments, and increasing raw material prices, which were passed on to billet customers.


COST OF SALES

  Cost of sales was 89.7% of sales in fiscal 1994 compared to 94.1% in fiscal 1993 and 91.1% in fiscal 1992. The decrease in cost of sales in fiscal 1994 was due to shape selling prices increasing more than the scrap price increases. Also, contributing to the improvement in cost of sales was increases in productivity and reductions in conversion costs (the cost of converting raw materials into shapes). The significant increase in fiscal 1993 compared to fiscal 1992 was due to both higher scrap costs, which were not completely offset by selling prices, and higher conversion costs, which were caused by the curtailment of operations during the initial phases of the strike and higher purchase prices for electricity, natural gas and electrodes. Cost of sales has been favorably impacted in fiscal 1994, 1993, and 1992 by approximately $1 million due to a contract with the State of Louisiana to abate state franchise and sales taxes. This agreement expires at the end of the second fiscal quarter of 1995.

  The major component of cost of sales is scrap. The volatility of the scrap markets was evident during fiscal 1994 and 1993. Scrap costs increased an average of 14.6% in fiscal 1993 compared to fiscal 1992. In 1993, scrap cost per ton increased $10 more than the increase in the shape selling prices, reducing margins. For 1993, the average metal margin was 4.0% below the average metal margin in 1992. In 1994, the scrap costs increased an average of 24% compared to 1993. In 1994, selling prices increased $11 per ton more than the increases in the scrap prices, increasing margins. The average metal margin was 6.2% higher in 1994 compared to 1993. Scrap costs may increase in fiscal 1995, as scrap market prices began a rising trend in late fiscal 1994.

  Another significant portion of cost of sales is conversion cost, which includes labor, energy, maintenance material, and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton, which include fixed and variable costs, increased 3.0% in fiscal 1993 compared to fiscal 1992, but decreased by 9.4% in fiscal 1994 compared to fiscal 1993. Cost of sales in 1994 reflected the termination of the refund program with the power company which favorably impacted cost of sales by $0.6 million in both fiscal 1993 and 1992.

  The 3.0% increase in per ton conversion cost in 1993 was due to the strike and increased energy costs. The inability to operate at full capacity during the initial phases of the strike resulted in reduced production and a higher level of fixed cost per ton than comparable periods. Conversion cost per ton also increased due to overtime wages paid to workers as a result of reduced staffing and training new employees during this period of the strike. Compared to fiscal 1992, the price of the fuel adjustment component of power increased 28% and the price of natural gas and electrodes increased 32% and 9%, respectively, further increasing conversion costs. Increased consumption of certain supplies and materials, particularly as new employees were trained to replace striking employees, also contributed to higher per ton conversion cost. The Company has been operating at full capacity since July 1993.

  The 9.4% decrease in conversion costs in fiscal 1994 was due to improvements in production and productivity compared to fiscal 1993. The current work force has been trained and gaining experience; consequently, production tons, productivity and cost have improved. Production and productivity have exceeded pre-strike levels which reduced fixed cost per ton. The melt shop and the rolling mill have set several production records in fiscal 1994. The records were achieved despite training replacement workers which currently represent 67% of the workers. Also, variable cost per ton decreased due to more efficient consumption of supplies. Man-hours per ton have been reduced by .57 or 21% since 1992. Labor cost per ton has been reduced by $13 since 1992. The Company's goal is to further reduce labor cost per ton through increased shipments, increased productivity, and reduction in overtime.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses were relatively stable for fiscal 1993 and 1992. However, selling, general and administrative expenses decreased in fiscal 1994 due to reductions in collection expenses and labor costs.


NON-PRODUCTION STRIKE EXPENSES

  In fiscal 1993, the Company incurred $3.2 million ($2.5 million of which was incurred during the first three months of the strike) of non-production strike expenses, such as legal, security, and other services during the strike. In fiscal 1994, the Company's strike-related expenses averaged approximately $83,000 per month. Future strike-related costs should not exceed $100,000 per month. See "Business-Strike and Impact Upon the Company."


INTEREST EXPENSE & MISCELLANEOUS

  Interest expense decreased in fiscal 1993 compared to fiscal 1992 due to the Company purchasing $11.1 million of its 14.75% Notes in fiscal 1993. Interest expense decreased in fiscal 1994 compared to 1993 primarily due to the purchase of $6.5 million of the 14.75% Notes in late 1993. During the first half of fiscal 1994, the Company accrued interest on $48.9 million of the 14.75% Notes, and as of March 1994, the Company accrued interest on $75 million of the 10.25% Notes; in addition, the Company borrowed an average of $2.4 million under its revolving line of credit at a weighted average interest rate of 5.2%. In fiscal 1993, the Company accrued interest on $55.4 million of its 14.75% Notes on a weighted outstanding basis. In fiscal 1992, the Company accrued interest on $60 million of its 14.75% Notes. The Company expects interest expense to be approximately the same in fiscal 1995 as in fiscal 1994.

  Interest income decreased in fiscal 1993 compared to fiscal 1992 due to both less attractive investment options and having less cash to invest following its purchase of some of the 14.75% Notes on the open market. Interest income increased in fiscal 1994 compared to fiscal 1993 due to investing excess cash from the sale of the $75 million 10.25% Notes. Also, interest rates improved in fiscal 1994.

  Miscellaneous income and expenses have been relatively the same for fiscal 1992, 1993 and decreased in fiscal 1994. The 1994 decrease was due to a lower allowance for doubtful accounts as compared to 1992 and 1993.


NET INCOME/LOSS BEFORE EXTRAORDINARY ITEMS

  The Company's results before extraordinary items improved by $11.1 million in fiscal 1994 compared to fiscal 1993. The primary reasons for the improvement are increased shipments and margins, lower conversion cost per ton, and lower strike-related costs. The unfavorable results in fiscal 1993 compared to fiscal 1992 are due to the strike, lower metal margin and higher prices for energy.

LIQUIDITY AND CAPITAL RESOURCES

  The Company ended fiscal 1994 in a sound liquidity position with $8.9 million of cash and with current assets exceeding current liabilities by a ratio of 4.2 to 1.0. Working capital increased by $32.8 million to $65.2 million in fiscal 1994. The increase in working capital was due to the increases in cash from the sale of the 10.25% Notes, the replenishment of inventory, reductions in accounts payable, the repayment of the short-term debt under the Company's credit facility and the repayment of the 14.75% Notes which avoided the need for a required $9.0 million principal payment.

  Net cash used in operations was $1.9 million due to the replenishment of the inventory depleted during the strike and reductions in accounts payable. The Company expects finished goods inventory to remain essentially the same for fiscal year 1995. Significant changes in the scrap prices without a corresponding change in the selling price could have a substantial effect on the Company's results and liquidity.

  Capital expenditures amounted to $2.8 million in fiscal 1994. The Company has committed to implement a $9.2 million capital modernization program directed towards cost reduction. These projects include the processing of unprepared scrap metal into material used by the electric furnace and the reduction of processing costs in both the melt shop and the rolling mill. As of the end of fiscal 1994, the Company spent approximately $1.0 million of the $9.2 million commitment.

  Cash from financing activities of $13.0 million was due to the cash generated from the 10.25% Notes issued net of retirement of the 14.75% Notes, the repayment of borrowings under the line of credit, and all refinancing costs.

  In fiscal 1994, the Company entered into an amendment and restatement of its credit facility, which is a three-year line of credit that permits loans to be made to the Company, on a secured basis, of up to $30 million. There have been no borrowings under the credit facility since March 1994. Interest rates under the credit facility are prime plus 1% or LIBOR plus 2% at the Company's option. The Company's credit facility contains certain covenants, such as an Interest Expense Coverage Ratio, which become increasingly more restrictive over time. The Interest Expense Coverage Ratio covenant was 1.25 to 1.00 for the quarter ending September 30, 1994 and increases to 1.80 to 1.00 for the four quarters ending September 30, 1995. The Company's Interest Expense Coverage Ratio for the quarter ended September 30, 1994 was 3.08 to 1.00. In the event of a default under the credit facility, the Company would seek a waiver of the covenant or otherwise renegotiate the terms under the credit facility. The Company does not anticipate any difficulty in obtaining another secured line of credit upon the expiration of the current revolving line of credit in November of 1996.

  All of the $75 million 10.25% Notes are classified as long-term debt. There are no principal payments due on the 10.25% Notes until maturity in 2001. The Company believes that current cash balances, internally generated funds, the credit facility and additional purchase money mortgages are adequate to meet the foreseeable short-term and long-term liquidity needs. The Company currently intends to refinance the 10.25% on or before the maturity date in 2001. The Indenture contains a covenant which restricts the Company's ability to incur additional indebtedness. Under the Indenture, the Company may not incur additional indebtedness unless its Interest Expense Coverage Ratio for the trailing 12 months, would be greater than 2.00 to 1.00 after giving effect to such incurrence. As of September 30, 1994, the Interest Expense Coverage Ratio was 2.28 to 1.00. If additional funds are required to accomplish long-term expansion of its production facility or significant acquisitions, the Company believes funding can be obtained from a secondary equity offering or additional indebtedness.

  There are no financial obligations with respect to post-employment or post-retirement benefits.


OTHER COMMENTS

ENVIRONMENTAL MATTERS

  See "Business--Environmental Matters" for a description of the Company's environmental matters.

SAFETY AND HEALTH MATTERS

  See "Business--Safety and Health Matters" for a description of the Company's safety and health matters.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            BAYOU STEEL CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                                SEPTEMBER 30,
                                                         ---------------------------
                                                             1994           1993
                                                         -------------  ------------
CURRENT ASSETS:
  Cash and temporary cash investments...................  $  8,903,413  $    517,900
  Receivables, net of allowance for doubtful accounts
   of $617,497 in 1994 and $543,000 in 1993.............    19,156,407    18,676,907
  Inventories...........................................    57,145,550    48,486,409
  Prepaid expenses......................................       188,452       222,277
                                                          ------------  ------------
     Total current assets...............................    85,393,822    67,903,493
                                                          ------------  ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land..................................................     2,750,398     2,750,398
  Machinery and equipment...............................    78,317,920    76,257,285
  Plant and office building.............................    14,708,733    14,036,845
                                                          ------------  ------------
                                                            95,777,051    93,044,528
  Less--Accumulated depreciation........................    28,504,307    23,785,624
                                                          ------------  ------------
     Net property, plant and equipment..................    67,272,744    69,258,904
                                                          ------------  ------------
OTHER ASSETS............................................     3,401,103     1,117,788
                                                          ------------  ------------
     Total assets.......................................  $156,067,669  $138,280,185
                                                          ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt..................  $    340,232  $  9,282,156
  Borrowings under line of credit.......................            --     4,000,000
  Accounts payable......................................    16,540,005    17,671,926
  Accrued liabilities...................................     3,327,480     4,560,249
                                                          ------------  ------------
     Total current liabilities..........................    20,207,717    35,514,331
                                                          ------------  ------------
LONG-TERM DEBT..........................................    75,735,924    41,534,625
                                                          ------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value--
  Class A:  24,271,127 authorized and
            10,613,380 outstanding shares...............       106,134       106,134
  Class B:  4,302,347 authorized and
            2,271,127 outstanding shares................        22,711        22,711
  Class C:  100 authorized and outstanding shares.......             1             1
                                                          ------------  ------------
     Total common stock.................................       128,846       128,846
  Paid-in capital.......................................    44,890,554    44,890,554
  Retained earnings.....................................    15,104,628    16,211,829
                                                          ------------  ------------
     Total stockholders' equity.........................    60,124,028    61,231,229
                                                          ------------  ------------

     Total liabilities and stockholders' equity.........  $156,067,669  $138,280,185
                                                          ============  ============

     The accompanying notes are an integral part of these balance sheeets.

                            BAYOU STEEL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                       YEAR ENDED SEPTEMBER 30,
                                              -------------------------------------------
                                                  1994           1993           1992
                                              -------------  -------------  -------------
NET SALES...................................  $160,822,995   $136,008,039   $119,771,725
COST OF SALES...............................   144,313,879    128,032,556    109,115,193
                                              ------------   ------------   ------------
GROSS PROFIT................................    16,509,116      7,975,483     10,656,532
                                              ------------   ------------   ------------
SELLING, GENERAL AND ADMINISTRATIVE.........     3,924,986      3,985,564      4,071,154
NON-PRODUCTION STRIKE EXPENSES..............       996,091      3,162,325             --
                                              ------------   ------------   ------------
                                                11,588,039        827,594      6,585,378
                                              ------------   ------------   ------------
OTHER INCOME (EXPENSE):
  Interest expense..........................    (7,669,665)    (8,260,775)    (8,976,619)
  Interest income...........................       280,224        192,821        485,557
  Miscellaneous.............................       162,417        501,084        554,015
                                              ------------   ------------   ------------
                                                (7,227,024)    (7,566,870)    (7,937,047)
                                              ------------   ------------   ------------
INCOME (LOSS) BEFORE TAXES &
 EXTRAORDINARY ITEMS........................     4,361,015     (6,739,276)    (1,351,669)
PROVISION FOR INCOME TAXES..................            --             --             --
                                              ------------   ------------   ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS....     4,361,015     (6,739,276)    (1,351,669)

EXTRAORDINARY ITEMS.........................    (5,468,216)       585,541             --
                                              ------------   ------------   ------------
NET INCOME (LOSS)...........................  $ (1,107,201)  $ (6,153,735)  $ (1,351,669)
                                              ------------   ============   ============

INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary items..  $        .34   $       (.52)  $       (.10)
  Extraordinary items.......................          (.42)           .04             --
                                              ------------   ------------   ------------
  Income (loss) per common share............  $       (.08)  $       (.48)  $       (.10)
                                              ============   ============   ============

     The accompanying notes are an integral part of these balance sheeets.

                            BAYOU STEEL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED SEPTEMBER 30,
                                                    -------------------------------------------
                                                        1994           1993           1992
                                                    -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss)...................................  $ (1,107,201)  $ (6,153,735 )  $(1,351,669)
  Extraordinary items.............................     5,468,216       (585,541)            --
  Loss on retirement of equipment.................        25,373             --             --
  Depreciation and amortization...................     5,274,771      4,616,286      4,308,936
  Provision for losses on accounts receivable.....       186,560       (174,994)      (233,025)
  Changes in working capital:
   (Increase) decrease in receivables.............      (666,060)    (6,162,337)     2,219,855
   (Increase) decrease in inventories.............    (8,659,142)     5,265,545     (3,740,480)
   Decrease in prepaid expenses...................        33,825         34,781         92,839
   (Decrease) increase in accounts payable........    (1,131,922)     2,834,369      1,517,447
   (Decrease) increase in accrued liabilities.....    (1,232,769)      (541,319)       845,253
                                                    ------------   ------------    -----------
     Net cash (used in) provided by operations....    (1,808,349)      (866,945)     3,659,156
                                                    ------------   ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Addition of property, plant and equipment.......    (2,761,075)    (3,184,364)    (3,234,659)
                                                    ------------   ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line of credit..    (4,000,000)     4,000,000             --
  Payments of long-term debt and retirement cost..   (54,255,783)   (10,836,789)      (625,887)
  Proceeds from issuance of long-term debt........    75,000,000        256,296        327,214
  (Increase) in other assets......................    (3,789,280)            --             --
                                                    ------------   ------------    -----------
     Net cash used in financing activities........    12,954,937     (6,580,493)      (298,673)
                                                    ------------   ------------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS......................................     8,385,513    (10,631,802)       125,824
CASH AND CASH EQUIVALENTS, beginning balance......       517,900     11,149,702     11,023,878
                                                    ------------   ------------    -----------
CASH AND CASH EQUIVALENTS, ending balance.........  $  8,903,413   $    517,900    $11,149,702
                                                    ============   ============   ============

     The accompanying notes are an integral part of these balance sheeets.

                            BAYOU STEEL CORPORATION

                        STATEMENTS OF CHANGES IN EQUITY


                                COMMON STOCK                                            TOTAL
                       -------------------------------     PAID-IN       RETAINED   STOCKHOLDERS'
                         CLASS A     CLASS B  CLASS C      CAPITAL       EARNINGS       EQUITY
                        ---------    -------  --------  -------------  ------------  ------------
BEGINNING BALANCE,
 October 1, 1991.....    $106,134    $22,711    $    1    $44,890,554  $23,717,233   $68,736,633
  Net loss...........          --         --        --             --   (1,351,669)   (1,351,669)
                         --------    -------    ------    -----------  -----------   -----------
ENDING BALANCE,
 September 30, 1992..     106,134     22,711         1     44,890,554   22,365,564    67,384,964
  Net loss...........          --         --        --             --   (6,153,735)   (6,153,735)
                         --------    -------    ------    -----------  -----------   -----------
ENDING BALANCE,
 September 30, 1993..     106,134     22,711         1     44,890,554   16,211,829    61,231,229
  Net loss...........          --         --        --             --   (1,107,201)   (1,107,201)
                         --------    -------    ------    -----------  -----------   -----------
ENDING BALANCE,
 September 30, 1994..    $106,134    $22,711    $    1    $44,890,554  $15,104,628   $60,124,028
                         ========    =======    ======    ===========  ===========   ===========

     The accompanying notes are an integral part of these balance sheeets.

                            BAYOU STEEL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1994 AND 1993

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INVENTORIES

  Inventories are carried at the lower of cost (last-in, first-out) or market except mill rolls which are stated at cost (specific identification) and operating supplies and other which are stated at average cost.


PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment acquired as part of the acquisition in 1986 was recorded based on the purchase price. Betterments and improvements on property, plant and equipment are capitalized at cost. Interest during construction of significant additions is capitalized. Repairs and maintenance are expensed as incurred. Depreciation is provided on the units-of-production method for machinery and equipment and on the straight-line method for buildings over an estimated useful life of 30 years.


STATEMENT OF CASH FLOWS

  The Company considers investments purchased with an original maturity of generally three months or less to be cash equivalents.

  Cash payments for interest and Federal income taxes during the three years ended September 30, were as follows:

                     1994        1993        1992
                  ----------  ----------  ----------
  Interest......  $7,947,182  $8,444,066  $9,083,712
  Income taxes..          --          --          --


INCOME TAXES

  The Company adopted the provisions of Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" ("FAS 109") effective October 1, 1993. As permitted under FAS 109, the Company has elected not to restate the financial statements of prior years. There was no impact on income for the fiscal year ended September 30, 1994 or any prior years.

                            BAYOU STEEL CORPORATION

CREDIT RISK

  The Company extends credit to its customers primarily on 30 day terms and encourages discounting. The Company believes that the credit risk is minimal due to the ongoing review of its customers' financial conditions, the Company's sizeable customer base and the geographical dispersion of the customer base. On some occasions, particularly large export shipments, the Company requires letters of credit. Historically, credit losses have not been significant. Also, the Company invests its excess cash in high-quality short-term financial instruments.


OPERATING LEASE COMMITMENTS

  The Company has no significant operating lease commitments that would be considered material to the financial statement presentation.

3. INVENTORIES:

  Inventories, as of September 30, 1994 and 1993 consisted of the following:

                                                   1994          1993
                                               ------------  ------------
  Scrap steel................................  $ 3,811,616   $ 3,187,963
  Billets....................................    1,854,211     3,918,223
  Finished product...........................   35,651,158    25,242,294
  LIFO adjustments...........................     (931,213)     (324,303)
                                               -----------   -----------
                                                40,385,772    32,024,177
  Mill rolls, operating supplies, and other..   16,759,777    16,462,232
                                               -----------   -----------
                                               $57,145,549   $48,486,409
                                               ===========   ===========

  There was an increment in the last-in, first-out ("LIFO") inventories in fiscal 1994. In fiscal 1993, decrements in the LIFO inventories had the effect of decreasing net loss by $124,000 or $0.01 per share. At September 30, 1994 and 1993, the first-in, first-out ("FIFO") inventories were $41.3 million and $32.3 million, respectively. A lower of cost or market evaluation of the carrying value of inventory was done at the end of each fiscal year. For all years presented, market value was in excess of the carrying value of the LIFO and FIFO inventories.


4.  PROPERTY, PLANT AND EQUIPMENT:

  Capital expenditures totaled $2.7 million in fiscal 1994 and $3.2 million in fiscal 1993 and 1992. As of September 30, 1994, the estimated costs to complete authorized projects under construction or contract amounted to $8.2 million.

  The Company capitalized interest of $69,000, $115,000, and $107,000 during the years ended September 30, 1994, 1993, and 1992, respectively, related to qualifying assets under construction.

  Depreciation expense during the years ended September 30, 1994, 1993, and 1992 was allocated as follows:

                                            1994          1993         1992
                                         ----------   -----------   ----------
  Inventory............................  $  297,409    $       --   $   87,193
  Cost of sales........................   4,419,930     4,156,851    3,884,913
  Selling, general and administrative..       4,523         4,398        4,347
                                         ----------    ----------   ----------
                                         $4,721,862    $4,161,249   $3,976,453
                                         ==========    ==========   ==========

                            BAYOU STEEL CORPORATION

5.  OTHER ASSETS:

  Other assets consist of financing costs associated with the issuance of long-term debt and the Company's revolving line of credit (see Notes 6 and 7) which are being amortized over the lives of the related debt. During fiscal 1994, the Company wrote off $953,000 of other assets related to the 14.75% Senior Secured Notes and the previously existing revolving line of credit. The Company also capitalized $3,783,000 of deferred financing costs related to the 10.25% First Mortgage Notes and the amended and restated revolving line of credit during fiscal 1994. Amortization expense was approximately $553,000, $458,000 and $332,000 for the years ended September 30, 1994, 1993, and 1992, respectively.

6.    LONG-TERM DEBT:

  Long-term debt of the Company as of September 30, 1994 and 1993 included the following:

                                                                              1994          1993
                                                                            -----------  -----------
  Senior Secured Notes (see below).................................         $        --  $48,900,000
  First Mortgage Notes (see below).................................          75,000,000           --
  Other notes payable, due monthly, bearing interest from 8.5% to
   10.25% secured by Company assets................................           1,076,156    1,916,781
                                                                            -----------  -----------
                                                                             76,076,156   50,816,781
  Less--current maturities.........................................             340,232    9,282,156
                                                                            -----------  -----------
                                                                            $75,735,924  $41,534,625
                                                                            ===========  ===========

  The 10.25% First Mortgage Notes (the "10.25% Notes") are secured by a first priority security interest granted by the Company, subject to certain exceptions, in substantially all unencumbered existing and future real and personal property, fixtures, machinery and equipment (including certain operating equipment classified as inventory) and the proceeds thereof, whether existing or hereafter acquired. A purchase money facility relating to the Tulsa stocking location is secured by the stocking location facility.

  The 10.25% Notes bear interest at the nominal rate of 10.25% per annum payable semi-annually on each March 1 and September 1, commencing September 1, 1994.

  The 10.25% Notes will be redeemable, in whole or in part, at any time on and after March 1, 1998, initially at 103.33% of the principal amount, plus accrued interest to the date of redemption, and declining ratably to par on March 1, 2000. There are no principal payments due on the 10.25% Notes until maturity in 2001. The market value of the 10.25% Notes on September 30, 1994 was $69.8 million.

  On March 3, 1994, the Company redeemed $39.9 million of the 14.75% Senior Secured Notes at a price of 110 in connection with the issuance of the 10.25% Notes. Call premiums of $3.9 million, write-offs of unamortized finance costs of $1.0 million, and interest of $0.6 million related to this redemption are included in the extraordinary loss recorded in the Statement of Operations as of September 30, 1994. There was no tax effect related to this transaction.

  As of September 30, 1994 and 1993, the Company accrued interest at a rate of 10.25% and 14.75%, respectively.

  During fiscal 1993, the Company purchased $11.1 million of the 14.75% Senior Secured Notes at a net discount. The result of these purchases at a net discount, reduced by the write-off of the related unamortized deferred finance cost, has been reflected in the Statement of Operations as of September 30, 1993 as an extraordinary gain. There was no tax effect related to this transaction.

                            BAYOU STEEL CORPORATION

7.  SHORT-TERM BORROWING ARRANGEMENT:

  On November 23, 1993, the Company entered into an amendment and restatement of its revolving line of credit agreement which will be used for general corporate purposes. The terms of the amended and restated agreement call for available borrowings up to $30 million including outstanding letters of credit. Based on these criteria, the amount available as of September 30, 1994 was $26.3 million. The agreement is secured by inventory and accounts receivable at interest rates of prime plus 1% or LIBOR plus 2%. The terms of the loan agreement impose certain restrictions on the Company, the most significant of which require the Company to maintain a minimum interest coverage ratio, limit the incurrence of certain indebtedness and restrict various payments. There were no borrowings under the line of credit as of September 30, 1994 and the only borrowing for fiscal 1993 of $4,000,000 occurred on September 15, 1993 and remained outstanding at a rate of 3.75% through September 30, 1993. The maximum amount outstanding during fiscal 1994 was $7,900,000. The average borrowings were $2,402,000 at a weighted average interest rate of 5.2% as of September 30, 1994.


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

  In 1981, the Company entered into lease agreements with an unrelated corporation whereby certain tax benefits were transferred to the unrelated corporation as allowed under the provisions of the Economic Recovery Tax Act of 1981. These agreements, the last of which will expire in late 1996, include various covenants not to dispose of the property covered by the agreement and indemnification of the unrelated corporation by the former majority stockholder against any losses which might result from a breach of the Company's warranties and covenants, including those related to the Federal income tax implications of the transaction. In 1986, the Company agreed to require any purchaser of the property subject to such Mortgage to take the property subject to such agreements and to ensure that any disposition of the property upon a foreclosure of the Mortgage would not constitute a "disqualifying event" within the meaning of the regulations promulgated under Section 168(f)(8) of the Internal Revenue Code as in effect prior to the enactment of the Tax Equity and Fiscal Responsibility Act of 1982. The result of this and other related agreements may be to limit the marketability of the property upon a foreclosure of the Mortgage. The Company will recognize interest income of $4.1 million and rent expense of $26.1 million for tax reporting purposes in fiscal years 1995 through 1997 based upon the foregoing agreements.

  As of September 30, 1994, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $319.0 million and $292.9 million available to offset against regular tax and alternative minimum tax, respectively. Due to the fact that book and tax losses were generated in 1994, 1993 and 1992, there was no provision for income taxes in any of these years.

  The NOLs will expire in varying amounts through fiscal 2009. A substantial portion of the available NOLs, approximately $203 million, expires by fiscal 2000. In addition, the Company has $22.0 million of future tax benefits attributable to its tax benefit lease which expires in 1996 and which may, to the extent of taxable income in the year such tax benefit is produced, be utilized prior to the NOLs. Even though management believes the Company will be profitable in the future and will be able to utilize a portion of the NOLs, management does not believe that it is likely that all of the NOLs will be utilized. The Company adopted the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FAS 109"), effective October 1, 1993. FAS 109 required recognition of future tax benefits, subject to a valuation allowance based on the likelihood of realizing such benefits. Deferred tax assets of approximately $122 million (NOLs, future tax benefits attributable to its tax benefit lease, and other temporary timing differences multiplied by the federal income tax rate) and deferred tax liabilities of approximately $8 million (basis differences between tax and book plant, property, and equipment multiplied by the

                            BAYOU STEEL CORPORATION
federal income tax rate) were recorded in fiscal 1994. However, in recording these deferred assets, FAS 109 required the Company to determine whether it is "more-likely-than-not" that the Company will realize such benefits and that all negative and positive evidence be considered (with more weight given to evidence that is "objective and verifiable") in making the determination. FAS 109 indicated that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years"; therefore, the Company determined that it was required by the provisions of FAS 109 to establish a valuation allowance of $114 million for all of the recorded net deferred tax assets. In view of the fact that this determination was based primarily on historical losses with no regard for the impact of proposed capital expenditures and business plans, future favorable adjustments to the valuation allowance may be required if and when circumstances change. Adoption of FAS 109 had no impact on income for financial reporting or tax purposes for fiscal 1994 or prior years.

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


9.  COMMITMENTS AND CONTINGENCIES:

STRIKE

  On March 21, 1993, the United Steelworkers of America Local 9121 (the "Union") initiated a strike against the Company. Negotiations on a new contract have continued, but differences have thus far precluded an agreement. The Company cannot predict the impact that a new collective bargaining contract will have on the Company's results. However, the Company believes a new contract will not have a negative material effect on the Company's results. Also, the Union has filed charges with the National Labor Relations Board alleging that the Company has violated the National Labor Relations Act relating to its bargaining conduct. The Company believes it has meritorious defenses to these charges and has responded timely to all of these allegations and believes that it has negotiated in good faith with the Union. An unfavorable decision by the National Labor Relations Board, however, should not materially affect the Company. In addition, the Union has initiated an inspection of the Company's facilities and records by the Environmental Protection Agency (the "EPA"), which was completed in June, 1994, and the Occupational & Safety Health Administration (the "OSHA"), which was completed in November, 1994. The results of these inspections have not been received. It is possible that the Company may be subject to fines as a result of the EPA or OSHA inspections. Due to its wide discretion in assessing proposed civil penalties, OSHA may initially propose fines which are material in nature but which may be reduced through negotiation in informal proceedings with OSHA or after independent administrative or judicial review. The Company has accrued a loss contingency for its estimate of the ultimate liability arising from these inspections as of September 30, 1994. This estimate is based on the Company's observations of the items identified by EPA and OSHA, expert's experience in handling OSHA citations, the ability to negotiate reductions in proposed fines in informal proceedings with OSHA, and access to independent administrative or judicial review, if any. As a result, the Company does not expect any such fines to have a material adverse financial affect on the Company.


ENVIRONMENTAL

  The Company is subject to various Federal, state and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solids and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in some respects have not met all of the

                            BAYOU STEEL CORPORATION
applicable standards promulgated pursuant to such laws and regulations. At this time, the Company believes that it is in compliance in all material respects with applicable environmental requirements and that the cost of such continuing compliance will not have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures to address previously contaminated sites and does not anticipate any infrequent or non-recurring clean-up expenditures. Also, the Company is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation. At September 30, 1994, the Company has accrued a loss contingency for environmental matters.


OTHER

  The Company does not provide any post-employment or post-retirement benefits to its employees other than those described in Note 11.

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

  On September 21, 1994, the Board of Directors granted 115,000 incentive stock options to purchase Class A Common Stock, exercisable at the market price on that date of $4.375, to key employees. The options are exercisable in five equal annual installments commencing on September 21, 1995. As of September 30, 1994, no options were exercised or exercisable and 485,000 shares were available for grant under the 1991 Plan. The Company recorded no compensation expense related to the 1991 Plan during fiscal 1994.

  A summary of activity relating to stock options is as follows:

                                            # OF
                                        STOCK OPTIONS
                                        -------------
     Outstanding, September 30, 1993..              0
     Granted..........................        115,000
     Exercised........................              0
     Canceled.........................              0
                                              -------
     Outstanding, September 30, 1994..        115,000
                                              =======

11.  EMPLOYEE RETIREMENT PLANS:

  Effective October 1, 1991, the Company implemented two defined benefit retirement plans (the "Plan(s)"), one for employees covered by the contracts with the United Steelworkers of America ("hourly employees") and one for substantially all other employees ("salaried employees"). The Plan for the hourly employees provides benefits of stated amounts for a specified period of service. The Plan for the salaried employees provides benefits based on employees' years of service and average compensation for a specified period of time before retirement. The Company follows the funding requirements under the Employee Retirement Income Security Act of 1974 ("ERISA"). The net

                            BAYOU STEEL CORPORATION
pension cost for both non-contributory Company sponsored pension plans consists of the following components for fiscal year 1994 and 1993:

The actuarial present value of future benefit obligations:

                                                     1994         1993
                                                  -----------  ----------
  Vested benefit obligation.....................  $  727,904   $ 490,977
  Non-vested benefit obligation.................      30,030      17,960
                                                  ----------   ---------
  Accumulated benefit obligation................  $  757,934   $ 508,937
                                                  ==========   =========

  Projected benefit obligation..................  $1,137,044   $ 776,582
  Plan assets at fair value.....................    (839,506)   (473,305)
                                                  ----------   ---------
  Funded Status.................................     297,538     303,277
  Unrecognized net loss.........................    (170,986)   (118,300)
  Adjustment for additional liability...........          --      23,319
                                                  ----------   ---------
  Accrued pension liability                       $  126,552   $ 208,296
                                                  ==========   =========

Determination of net periodic pension cost:
  Service cost..................................  $  307,382   $ 336,676
  Interest cost.................................      57,533      27,216
  Expected return on plan assets................     (57,045)    (14,203)
  Net amortization..............................       2,546       2,838
  Deficiency in accumulated benefit obligation..          --      23,319
                                                  ----------   ---------
  Total net periodic pension cost                 $  310,416   $ 375,846
                                                  ==========   =========

  The primary actuarial assumptions used in determining the above benefit obligation amounts were established on the September 30, 1994 and 1993 measurement dates and include a discount rate of 7.5% per annum on valuing liabilities; long-term expected rate of return on assets of 9% per annum; salary increases of 5% per annum for salaried employees; and an inflation rate of 5% per annum.

  In addition, the Company recognized expenses of $50,000 in each of fiscal 1994, 1993, and 1992 in connection with a defined contribution plan to which non-bargaining employees contribute and the Company makes matching contributions based on employees contribution.


12.  MAJOR CUSTOMERS:

  No single customer accounts for 10% or more of the total sales for the years ended September 30, 1994, 1993, and 1992.


13.  RELATED PARTY TRANSACTIONS:

SERVICE AGREEMENT WITH RELATED PARTIES

  The Company and related parties controlled by a stockholder entered into a Service Agreement dated September 5, 1986 (the Service Agreement), pursuant to which the related parties provide certain assistance and services (research and development, industrial and labor relations, engineering, legal, etc.) to the Company for a fee. Costs charged for these services were approximately $64,000 for the year ended September 30, 1994, $87,000 for the year ended September 30, 1993, and $107,000 for the year ended September 30, 1992. The Service Agreement was terminated as of September 30, 1994.

                            BAYOU STEEL CORPORATION

OTHER AGREEMENTS WITH STOCKHOLDERS

  The Company entered into an agreement on May 28, 1987 with a stockholder to provide certain investment banking services to the Company on a competitive, first refusal basis until September 4, 1996. Although services were provided, no obligations were incurred in fiscal years 1994 and 1993.


14.  COMMON STOCK:

  Income per common share is based on the average number of common shares outstanding of 12,884,607 for the years ended September 30, 1994, 1993, and 1992, respectively. There was no impact on income per share as a result of the stock options granted in September, 1994 (see Note 10).

  Other than for voting rights, all classes of Common Stock have similar rights. With respect to voting rights, Class B Common Stock has 60% and Class A and Class C Common Stock have 40% of the votes except for special voting rights for Class B and Class C Common Stock on liquidation and certain mergers (see Note
8). The Company's ability to pay dividends is subject to restrictive covenants under both the Indenture pursuant to which the Company's 10.25% Notes were issued and the Company's line of credit (see Notes 6 and 7).

15.    MISCELLANEOUS:

  Miscellaneous income/(expense) as of September 30, 1994, 1993, and 1992 included the following:

                                        1994       1993      1992
                                     ----------  --------  --------
  Discount earned..................  $ 228,453   $149,648  $211,200
  Allowance for doubtful accounts..   (186,560)   174,994   233,025
  Other income.....................    120,524    176,442   109,790
                                     ---------   --------  --------
                                     $ 162,417   $501,084  $554,015
                                     =========   ========  ========

16.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                   FISCAL YEAR 1994 QUARTERS
                                                             --------------------------------------
                                                                FIRST     SECOND    THIRD   FOURTH
                                                             ----------  --------  -------  -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales..................................................    $36,778   $37,433   $44,877  $41,735
Gross Profit...............................................      2,220     3,575     5,166    5,548
Net Income (Loss) Before Extraordinary Items...............       (973)      513     2,316    2,505
Extraordinary Items........................................         --    (5,468)       --       --
Net Income (Loss)..........................................       (973)   (4,955)    2,316    2,505
Income (Loss) Per Common Share Before Extraordinary Items..       (.08)      .04       .18      .19
Extraordinary Items Per Common Share.......................         --      (.42)       --       --
Income (Loss) Per Common Share                                    (.08)     (.38)      .18      .19

                            BAYOU STEEL CORPORATION

                                                                    FISCAL YEAR 1993 QUARTERS
                                                               -------------------------------------
                                                                FIRST    SECOND    THIRD     FOURTH
                                                               -------  --------  --------  --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales..................................................    $31,833  $33,408   $34,485   $36,282
Gross Profit...............................................      3,634    2,040*      745     1,556
Net Income (Loss) Before Extraordinary Items...............        347   (1,697)   (4,078)   (1,311)
Extraordinary Items........................................        756       --        --      (170)
Net Income (Loss)..........................................      1,102   (1,697)   (4,078)   (1,481)
Income (Loss) Per Common Share Before Extraordinary Items..        .03     (.13)     (.32)     (.10)
Extraordinary Items Per Common Share.......................        .06       --        --      (.01)
Income (Loss) Per Common Share.............................        .09     (.13)     (.32)     (.11)

* Amount has been restated to conform with the 3rd and 4th quarter's 10-Q presentation of strike-related expenses.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Bayou Steel Corporation:

  We have audited the accompanying balance sheets of Bayou Steel Corporation (a Delaware corporation) as of September 30, 1994 and 1993, and the related statements of operations, cash flows, and changes in equity for the years ended September 30, 1994, 1993, and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayou Steel Corporation as of September 30, 1994 and 1993 and the results of its operations and its cash flows for the years ended September 30, 1994, 1993, and 1992 in conformity with generally accepted accounting principles.



                                   ARTHUR ANDERSEN LLP

New Orleans, Louisiana
  November 18, 1994

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  Information regarding Directors and Executive Officers is incorporated by reference to the "Directors" section of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding executive compensation is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 12. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Security Ownership of Certain Beneficial Owners

  The beneficial ownership of the Company's Common Stock as of October 31, 1994, by persons, other than directors and officers, known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock is incorporated by reference to the "Voting Securities and Security Ownership" section of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.

  Security Ownership of Management and Directors

  The beneficial ownership of the Company's Common Stock of all Directors and Officers is incorporated by reference to the "Board of Directors" section of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Additional information regarding certain relationships and related transactions is incorporated by reference to the "Agreement Concerning Change in Control" and "Service Agreement" and "Agreements with Allen & Company Incorporated" and "Agreements with MMG Patricof & Co." sections of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders and to the "Notes to Financial Statements" section of the 1994 Annual Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                  PAGE
                                                                                                  ----
(A) (I) FINANCIAL STATEMENTS
 Consolidated Financial Statements:
  Balance Sheets at September 30, 1994 and 1993.................................................    21
  Statements of Operations for each of the three years ended September 30, 1994.................    22
  Statements of Cash Flows for each of the three years ended September 30, 1994.................    23
  Statements of Changes in Stockholders' Equity for the three years ended September 30, 1994....    24
  Notes to Financial Statements.................................................................    25
 Report of Independent Public Accountants.......................................................    34

  (II) FINANCIAL STATEMENT SCHEDULES
 Schedule V--Property, Plant and Equipment for the three years ended September 30, 1994.........    40
 Schedule VI--Accumulated Depreciation for the three years ended September 30, 1994.............    40
 Schedule VIII--Valuation and Qualifying Accounts for the three years ended September 30, 1994..    41
 Schedule X--Supplementary Income Statement Information for the three years ended
  September 30, 1994............................................................................    41
  Auditor's Opinion Relating to Schedules.......................................................    42

 Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements submitted.

(B)  REPORTS ON FORM 8-K

  No reports on Form 8-K were required to be filed by the Registrant during the year ended September 30, 1994.

                                LIST OF EXHIBITS


NUMBER                              EXHIBIT
- - ------                              -------

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

 3.2 By-laws of the Company (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).

 4.1 Specimen Certificate for Class A Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).

 4.1A Form of Indenture (including form of First Mortgage Note) between the
      Company and First National Bank of Commerce as trustee (the "Trustee") (incorporated herein by reference to Amendment No. 4 to Registration Statement on Form S-1 (No 33-72-486)).

 4.2 Form of Mortgage granted by the Company and Subsidiary Guarantors to the Trustee (Louisiana) (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-72486)).

 4.3 Form of Mortgage, Assignment of Rents and Leases and Security Agreement from the Company to the Trustee (Non-Louisiana) (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-72486)).

 4.4 Form of Mortgage, Assignment of Rents and Leases and Security Agreement from Subsidiary Guarantors to the Trustee (Non-Louisiana) (incorporated herein by reference to Amendment No. 1 to this Registration Statement on Form S-1 (No. 33-72486)).

 4.5 Form of Security Agreement between the Company and the Trustee (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (No 33-72486)).

 4.6 Form of Subsidiary Security Agreement between Subsidiary Guarantors and the Trustee (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-72486)).

 4.7 Form of Intercreditor Agreement between the Trustee and Chemical Bank, as agent under the Credit Agreement (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-72486)).

 4.8 Form of Subsidiary Guarantee between each recourse subsidiary of the Company and the Trustee (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (No 33-72486)).

 4.9 Form of Release of Federal Income Tax Ownership and Agreement between the Trustee and the Company, Voest-Alpine A.G. and Howard M. Meyers (incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-72486)).

 4.21 Stock Purchase Agreement dated August 28, 1986, between BSAC and the purchasers of the Company's Class A Common Stock and Preferred Stock (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).

 4.22 Stock Purchase Agreement dated August 28, 1986, between BSAC and RSR, the sole purchaser of the Company's Class B Common Stock (incorporate herein by reference to Registration Statement on Form S-1 (No. 33-22603)).

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

NUMBER                            EXHIBIT
- - ------                            -------

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

 10.11 Credit Agreement dated as of June 28, 1989, as amended and restated through November 23, 1993, among the Company, the Lenders named therein, and Chemical Bank, as agent (the "Credit Agreement") (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-72486)).

 10.12 Security Agreement dated as of June 28, 1989, as amended and restated through November 23, 1993, among the Company, the Lenders named in the Credit Agreement, and Chemical Bank, as agent (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-72486)).

 10.13 Intercreditor Agreement dated as of November 23, 1993 between First National Bank of Commerce and Chemical Bank as agent under the Credit Agreement (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-72486)).

 10.15 First Amendment dated as of November 22, 1993 to the Loan Agreement dated as of January 9, 1991 between the Company and Hibernia National Bank (incorporated herein by reference to Registration Statement on Form S-1 (No. 72486)).

 10.17 First Amendment dated as of November 22, 1993 to Mortgage, Security Agreement and Financing Statement dated as of January 9, 1991 by the Company in favor of Hibernia National Bank (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-72486)).

 10.18 Intercreditor Agreement dated as of November 23, 1993 between Chemical Bank and Hibernia National Bank (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-72486)).

 10.19 Security Agreement dated as of November 22, 1993 between the Company and Hibernia National Bank (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-72486)).

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

 10.24 Amendment among the Company, Bayou Scrap Corporation River Road Realty Corporation, the Lenders named in the Credit Agreement and Chemical Bank, as agent (incorporated herein by reference to Amendment No. 4 to Registration Statement on Form S-1 (No. 33-72486)).

NUMBER                              EXHIBIT
- - ------                              -------

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

 27.0 Financial Data Schedule filed herewith.

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992

                                  BALANCE AT
                                 BEGINNING OF     ADDITIONS     RECLASSIFICATIONS   BALANCE AT
      CLASSIFICATION               PERIOD          AT COST       AND RETIREMENTS   END OF PERIOD
      --------------             -----------    ------------    -----------------  -------------
Year Ended September 30, 1994
  Land.........................  $ 2,750,398      $       --       $        --       $ 2,750,398
  Machinery and Equipment......   72,954,681       2,877,702           (28,552)       75,803,831
  Plant and Office Building....   14,036,845         671,887                --        14,708,732
  Construction-in-Progress.....    3,302,604       2,684,033        (3,472,547)        2,514,090
                                 -----------      ----------       -----------       -----------
     TOTAL.....................  $93,044,528      $6,233,622       $(3,501,099)      $95,777,051
                                 ===========      ==========       ===========       ===========
Year Ended September 30, 1993
  Land.........................  $ 2,411,182      $  339,216       $        --       $ 2,750,398
  Machinery and Equipment......   71,119,778       1,834,903                --        72,954,681
  Plant and Office Building....   12,394,461       1,642,384                --        14,036,845
  Construction-in-Progress.....    3,934,743       2,761,076        (3,393,215)        3,302,604
                                 -----------      ----------       -----------       -----------
     TOTAL.....................  $89,860,164      $6,577,579       $(3,393,215)      $93,044,528
                                 ===========      ==========       ===========       ===========
Year Ended September 30, 1992
  Land.........................  $ 2,411,182      $       --       $       --        $ 2,411,182
  Machinery and Equipment......   69,031,413       2,119,651           (31,286)       71,119,778
  Plant and Office Building....    8,614,736       3,779,725               --         12,394,461
  Construction-in-Progress.....    6,590,768       3,243,351        (5,899,376)        3,934,743
                                 -----------      ----------      ------------       -----------
  TOTAL                          $86,648,099      $9,142,727      $(5,930,662)       $89,860,164
                                 ===========      ==========      ============       ===========

                     SCHEDULE VI--ACCUMULATED DEPRECIATION

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992

                                  BALANCE AT
                                 BEGINNING OF     ADDITIONS     RECLASSIFICATIONS   BALANCE AT
      CLASSIFICATION               PERIOD          AT COST       AND RETIREMENTS   END OF PERIOD
      --------------             -----------    ------------    -----------------  -------------
Year Ended September 30, 1994
  Machinery and Equipment......  $22,243,132      $4,247,501         $ (3,179)       $26,487,454
  Plant and Office Building....    1,542,492         474,361               --          2,016,853
                                 -----------      ----------         --------        -----------
     TOTAL.....................  $23,785,624      $4,721,862         $ (3,179)       $28,504,307
                                 ===========      ==========         ========        ===========
Year Ended September 30, 1993
  Machinery and Equipment......  $18,759,410      $3,917,892               --        $22,677,302
  Plant and Office Building....      864,965         243,357               --          1,108,322
                                 -----------      ----------         --------        -----------
     TOTAL.....................  $19,624,375      $4,161,249               --        $23,785,624
                                 ===========      ==========        =========        ===========
Year Ended September 30, 1992
  Machinery and Equipment......  $15,037,292      $3,744,712         $(22,594)       $18,759,410
  Plant and Office Building....      633,224         231,741               --            864,965
                                 -----------      ----------         --------        -----------
     TOTAL.....................  $15,670,516      $3,976,453         $(22,594)       $19,624,375
                                 ===========      ==========         ========        ===========

                SCHEDULE VIII  VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992

                                     BALANCE AT   ADDITIONS                  BALANCE
                                    BEGINNING OF  CHARGED TO                 AT END OF
      DESCRIPTION                      PERIOD     EXPENSES    DEDUCTIONS(1)   PERIOD
      -----------                   -----------  -----------  -------------  --------
September 30, 1994
  Allowance for doubtful accounts..  $  542,725   $ 186,560     $111,788     $617,497
                                     ----------   ---------     --------     --------

September 30, 1993
  Allowance for doubtful accounts..  $  943,267   $(174,994)    $225,548     $542,725
                                     ----------   ---------     --------     --------

September 30,1992
  Allowance for doubtful accounts..  $1,213,720   $ (36,096)    $234,357     $943,267
                                     ----------   ---------     --------     --------

- - ----------
(1)  Write-off of uncollectible accounts.




             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992

          DESCRIPTION                       1994           1993          1992
          -----------                    -----------    ----------    ----------
Maintenance and Repairs................  $11,446,215    $9,001,320    $8,827,799
Depreciation
  Inventory............................      297,409    $       --    $   87,193
  Cost of Sales........................    4,419,930     4,156,851     3,884,913
  Selling, General and Administrative..        4,523         4,398         4,347
Amortization--
  Loan Acquisition Costs(1)............  $   552,909    $  457,770    $  332,483

- - --------
(1) Represents amortization of costs associated with the issuance of the Senior Secured Notes entered into on September 5, 1986 and the line of credit entered into on June 28, 1989.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Bayou Steel Corporation

  We have audited, in accordance with generally accepted auditing standards, the financial statements included in Bayou Steel Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 18, 1994. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   ARTHUR ANDERSEN LLP

New Orleans, Louisiana
November 18, 1994

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Bayou Steel Corporation

                                 By  /s/ Howard M. Meyers
                                    --------------------------
                                     Howard M. Meyers
                                 Chairman of the Board and
                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

          SIGNATURE                         TITLE                            DATE
          ---------                         -----                            ----
   /s/ Howard M. Meyers           Chairman of the Board, Chief
- - -----------------------------     Executive Officer and Director       December 6, 1994
      Howard M. Meyers


   /s/ Jerry M. Pitts             President, Chief Operating
- - -----------------------------     Officer and Director                 December 6, 1994
      Jerry M. Pitts


   /s/ Richard J. Gonzalez        Vice President, Treasurer, Chief
- - -----------------------------     Financial Officer and Secretary      December 6, 1994
     Richard J. Gonzalez


 /s/ John A. Canning, Jr.         Director                             December 6, 1994
- - -----------------------------
    John A. Canning, Jr.


   /s/ Lawrence E. Golub          Director                             December 6, 1994
- - -----------------------------
     Lawrence E. Golub


    /s/ Melvyn N. Klein           Director                             December 6, 1994
- - -----------------------------
     Melvyn N. Klein


    /s/ Albert P. Lospinoso       Director                             December 6, 1994
- - -----------------------------
      Albert P. Lospinoso


     /s/ Stanley S. Shuman        Director                             December 6, 1994
- - -----------------------------
       Stanley S. Shuman

                                       43