Form 10-Q
period 1994-12-31
BAYOU STEEL CORP
filed 1995-02-02
CIK 807877

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549


                                   FORM 10-Q

(Mark One)

       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1994
                                      OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 33-22603


                            BAYOU STEEL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                             72-1125783
      ------------------------            ----------------------------
      (State of incorporation)                  (I.R.S. Employer
                                              Identification No.)

             River Road, P.O. Box 5000, LaPlace, Louisiana  70069
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (504) 652-4900
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                   SHARES OUTSTANDING AT DECEMBER 31, 1994
- --------------------------------------  ---------------------------------------

Class A Common Stock, $.01 par value                                 10,613,380
Class B Common Stock, $.01 par value                                  2,271,127
Class C Common Stock, $.01 par value                                        100
                                                                     ----------
                                                                     12,884,607
                                                                     ==========

                            BAYOU STEEL CORPORATION

                                     INDEX



                                                                   PAGE
PART I. FINANCIAL INFORMATION                                     NUMBER
        ---------------------                                     ------

          Item 1. Financial Statements

                  Balance Sheets -- December 31, 1994
                   and September 30, 1994                            3

                  Statements of Income (Loss) --
                   Three Months Ended
                   December 31, 1994 and 1993                        5

                  Statements of Cash Flows -- Three
                   Months Ended December 31, 1994 and 1993           6

                  Notes to Financial Statements                      7

          Item 2. Management's Discussion and Analysis

                  Results of Operations                             12

                  Liquidity and Capital Resources                   14

PART II. OTHER INFORMATION

          Item 6. Exhibits and reports on Form 8-K                  17

                        PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


                            BAYOU STEEL CORPORATION

                                BALANCE SHEETS

                                    ASSETS



                                            (UNAUDITED)     (AUDITED)
                                           DECEMBER 31,   SEPTEMBER 30,
                                               1994            1994
                                           -------------  --------------


CURRENT ASSETS:

  Cash and temporary cash investments      $  9,320,249    $  8,903,413
  Trade receivables                          18,833,498      18,781,222
  Other receivables                             454,155         375,185
  Inventories                                60,867,610      57,145,550
  Prepaid expenses                              861,280         188,452
                                           ------------    ------------

      Total current assets                   90,336,792      85,393,822
                                           ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                       4,333,542       4,333,542
  Machinery and equipment                    75,855,608      75,855,608
  Plant and office building                  13,125,589      13,125,589
  Construction in progress                    3,890,051       2,462,312
  Less-Accumulated depreciation             (29,801,169)    (28,504,307)
                                           ------------    ------------

      Net property, plant and equipment      67,403,621      67,272,744
                                           ------------    ------------

OTHER ASSETS                                  3,240,680       3,401,103
                                           ------------    ------------

      Total assets                         $160,981,093    $156,067,669
                                           ============    ============



   The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION

                                BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                            (UNAUDITED)     (AUDITED)
                                           DECEMBER 31,   SEPTEMBER 30,
                                               1994            1994
                                           -------------  --------------

CURRENT LIABILITIES:
  Accounts payable                         $ 15,431,045    $ 16,540,005
  Accrued liabilities                         6,011,801       3,327,480
  Current maturities of long-term debt          342,363         340,232
                                           ------------    ------------

      Total current liabilities              21,785,209      20,207,717
                                           ------------    ------------

LONG-TERM DEBT:
  Senior secured notes                       75,000,000      75,000,000
  Notes payable                                 649,891         735,924
                                           ------------    ------------

      Total long-term debt                   75,649,891      75,735,924
                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value -
      Class A                                   106,134         106,134
      Class B                                    22,711          22,711
      Class C                                         1               1
                                           ------------    ------------

      Total common stock                        128,846         128,846

  Paid-in capital                            44,890,554      44,890,554

  Retained earnings                          18,526,593      15,104,628
                                           ------------    ------------

      Total stockholders' equity             63,545,993      60,124,028
                                           ------------    ------------

      Total liabilities & stockholders'
        equity                             $160,981,093    $156,067,669
                                           ============    ============



   The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION

                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)



                                                 FIRST QUARTER ENDED
                                                      DECEMBER 31,
                                                 1994          1993
                                              -----------   -----------

NET SALES                                     $43,851,785   $36,778,489

COST OF SALES                                  37,223,071    34,558,324
                                              -----------   -----------

GROSS PROFIT                                    6,628,714     2,220,165

SELLING, GENERAL & ADMINISTRATIVE EXPENSES      1,170,135       889,849

NON-PRODUCTION STRIKE EXPENSES                    259,017       399,181
                                              -----------   -----------

OPERATING INCOME                                5,199,562       931,135
                                              -----------   -----------

OTHER INCOME (EXPENSE):
 Interest expense                              (1,917,360)   (1,884,614)
 Interest income                                  119,601        20,447
 Miscellaneous                                     54,727       (39,899)
                                              -----------   -----------

                                               (1,743,032)   (1,904,066)
                                              -----------   -----------

INCOME (LOSS) BEFORE TAXES                      3,456,530      (972,931)

PROVISION FOR INCOME TAXES                         34,565             -
                                              -----------   -----------

NET INCOME (LOSS)                             $ 3,421,965   $  (972,931)
                                              ===========   ===========
AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   12,884,607    12,884,607
                                              ===========   ===========
INCOME (LOSS) PER COMMON SHARE                       $.27         $(.08)
                                              ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                  FIRST QUARTER ENDED
                                                      DECEMBER 31,
                                                   1994          1993
                                               ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $ 3,421,965   $  (972,931)
  Depreciation and amortization                  1,458,797     1,250,086
  Provision for losses on accounts
   receivable                                       44,469       112,369

  Changes in working capital:
    (Increase) decrease in receivables            (175,715)    4,016,754
    (Increase) in inventories                   (3,722,060)   (5,444,415)
    (Increase) in prepaid expenses                (672,828)     (580,631)
    (Decrease) increase in accounts payable     (1,108,960)    1,496,001
    Increase in accrued liabilities              2,684,321     2,280,097
                                               -----------   -----------

      Net cash provided by operations            1,929,989     2,157,330
                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Addition of property, plant
    and equipment                               (1,427,739)     (413,498)
                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                        -     1,900,000
  Payments of long-term debt                       (83,902)     (572,847)
  (Increase) in other assets                        (1,512)     (514,948)
                                               -----------   -----------

      Net cash provided by (used in)
       financing activities                        (85,414)      812,205
                                               -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS          416,836     2,556,037

CASH AND CASH EQUIVALENTS,
  beginning balance                              8,903,413       517,900
                                               -----------   -----------

CASH AND CASH EQUIVALENTS,
  ending balance                               $ 9,320,249   $ 3,073,937
                                               ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1994
                                  (UNAUDITED)



1)   BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although Bayou Steel Corporation (the Company) believes that disclosures made are adequate to ensure that information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report, Form 10-K, filed with the SEC on December 6, 1994 under File Number 33-22603.

     In the opinion of the Company, the accompanying unaudited financial statements present fairly the Company's financial position as of December 31, 1994 and September 30, 1994 and the results of its operations for the three-month periods ended December 31, 1994 and 1993 and the cash flow statements for the three-month periods ended December 31, 1994 and 1993.

     The results of operations for the three-month periods ended December 31, 1994 and 1993 are not necessarily indicative of the results for the full year.

2)    INVENTORIES

     Inventories as of December 31, 1994 and September 30, 1994 consisted of the following:

                          (UNAUDITED)     (AUDITED)
                         DECEMBER 31,   SEPTEMBER 30,
                             1994            1994
                         -------------  --------------

Scrap steel               $ 3,781,615     $ 3,811,616
Billets                     1,849,984       1,854,211
Finished product           39,809,586      35,651,158
LIFO adjustments             (661,612)       (931,213)
                          -----------     -----------

                          $44,779,573     $40,385,772
Mill rolls, operating
 supplies and other        16,088,037      16,759,777
                          -----------     -----------

                          $60,867,610     $57,145,549
                          ===========     ===========

     The inventory valuations are based on LIFO estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined.

     Shapes, billets, scrap steel, and certain production supplies are pledged as collateral against the Company's revolving line of credit.

3)   PROPERTY, PLANT AND EQUIPMENT

    Capital expenditures totaled $1.4 million and $.4 million during the three-month periods ended December 31, 1994 and 1993, respectively. As of December 31, 1994, the estimated costs to complete authorized projects under construction or contract amounted to $6.7 million.

     Betterments, improvements, and additions to property, plant and equipment are capitalized at cost. Interest during construction of significant additions is capitalized. Interest of $30,000 and $15,000 was capitalized during the three-month periods ended December 31, 1994 and 1993, respectively. Interest of $69,000 was capitalized during the fiscal year ended September 30, 1994.

4)   OTHER ASSETS

     Other assets consist of costs associated with the issuance of the 10.25% First Mortgage Notes (the "10.25% Notes") and the Company's revolving line of credit (see Notes 5 and 6) which are being amortized over the respective lives of the related debt. Amortization expense was $162,000 and $86,000 for the three-month periods ended December 31, 1994 and 1993. Amortization expense was $553,000 for the fiscal year ended September 30, 1994.

5)   LONG-TERM DEBT

     On March 3, 1994, the Company issued $75 million of the 10.25% Notes. The proceeds were used to redeem and defease the Company's 14.75% Notes and to repay the borrowings under the new revolving line of credit. The remaining proceeds were used to implement a two year capital expenditure program directed toward cost reduction and general working capital purposes.

   As of December 31, 1994 and 1993, the Company accrued interest at a rate of 10.25% and 14.75%, respectively.

6)   SHORT-TERM DEBT

     On November 23, 1993, the Company entered into an amendment and restatement of its revolving line of credit agreement. The terms of the amended and restated agreement call for available borrowings up to $30 million including outstanding letters of credit. The agreement is secured by inventory and accounts receivable at interest rates of prime plus 1% or LIBOR plus 2%.

 There were no outstanding borrowings under the line of credit as of December 31, 1994.

7)   TAXES

     As of September 30, 1994, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $319.0 million and $292.9 million available to offset against regular tax and alternative minimum tax, respectively.

     The NOLs will expire in varying amounts through fiscal 2009. A substantial portion of the available NOLs, approximately $203 million, expires by fiscal 2000. In addition, the Company has $22.0 million of future tax benefits attributable to its tax benefit lease which expires in 1996 and which may, to the extent of taxable income in the year such tax benefit is produced, be utilized prior to the NOLs. The current provision for income taxes for the three-month period ended December 31, 1994 represents the alternative minimum tax estimated to be due based on the current quarter's income.

8)    MISCELLANEOUS

     Miscellaneous for the three-month periods ended December 31, 1994 and 1993 included the following:

                                            DECEMBER 1994    DECEMBER 1993
                                            -------------    -------------

 Discounts earned                              $   42,927        $  59,221

 Provision for bad debts                          (44,469)        (112,368)

 Other                                             56,269           13,248
                                                ----------        --------

                                                $  54,727        $ (39,899)
                                                ===========      =========


9) COMMON STOCKHOLDERS' EQUITY

 Common Stock as of December 31, 1994 and 1993 consisted of:

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

10)  COMMITMENTS AND CONTINGENCIES

STRIKE

     On March 21, 1993, the United Steelworkers of America Local 9121 (the "Union") initiated a strike against the Company. Both the strike and the negotiations on a new contract have continued, but differences have thus far precluded an agreement. The Company cannot predict the impact that a new collective bargaining contract will have on the Company's results. However, the Company believes a new contract will not have a negative material effect on the Company's results. Also, the Union has filed charges with the National Labor Relations Board (the "NLRB") alleging that the Company has violated the National Labor Relations Act relating to its bargaining conduct. The Company believes it has meritorious defenses to these charges, has responded timely to all charges, and believes that it has negotiated in good faith with the Union. The General Counsel's Office of Appeals of the NLRB has upheld the decision of the NLRB to dismiss the allegations filed by the Union for unfair bargaining. The Union has filed for reconsideration of the decision with the General Counsel's Office of Appeals, which will continue to delay the NLRB's final decision on the charge. The Company is still faced with other allegations of unfair bargaining initiated by the USWA. An unfavorable decision by the NLRB, however, should not materially affect the Company. In addition, the Union has initiated an inspection of the Company's facilities and records by the Environmental Protection Agency (the "EPA"), which was completed in June of 1994, and the Occupational & Safety Health Administration (the "OSHA"), which was completed in November of 1994. The results of these inspections have not been received. It is possible that the Company may be subject to fines as a result of the EPA or OSHA inspections. Due to its wide discretion in assessing proposed civil penalties, OSHA may initially propose fines which could be material in nature and amount but which may be reduced through negotiation in informal proceedings with OSHA or after independent administrative or judicial review. The Company has accrued a loss contingency for its estimate of the ultimate liability arising from these inspections as of December 31, 1994. This estimate is based on the Company's observations of the items identified by EPA and OSHA, expert's experience in handling OSHA citations, the ability to negotiate reductions in proposed fines in informal proceedings with OSHA, and access to independent administrative or judicial review, if any. As a result, the Company does not expect any such fines to have a material adverse financial effect on the Company.

ENVIRONMENTAL

     The Company is subject to various Federal, state and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solids and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in some respects have not met all of the applicable standards promulgated pursuant to such laws and regulations. At this time, the Company believes that it is in compliance in all material respects with applicable environmental requirements and that the cost of such continuing compliance will not have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures to address previously contaminated sites and does not anticipate any infrequent or non-recurring clean-up expenditures. Also, the Company is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation. At December 31, 1994, the Company has accrued a loss contingency for environmental matters.

OTHER

    The Company does not provide any post-employment or post-retirement benefits to its employees.

     There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially effect its financial position.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

     The Company earned $3.4 million in the first quarter of fiscal 1995 compared to a loss of $1.0 million for the comparable period of fiscal 1994. The $4.4 million improvement in the Company's results was due to three significant factors. First, metal margin, the difference between shape selling price and raw material ("scrap") cost, increased 15%. Second, shape shipments increased 13.3%. And third, conversion cost, the cost to convert scrap metal into shapes, decreased 5%.

     The following table sets forth shipment and sales data for the periods indicated.

                                THREE MONTHS ENDED
                                   DECEMBER 31,
                                  1994      1993
                                --------  --------

Net Sales (in thousands)        $ 43,852  $ 36,778
Shape Shipment Tons              116,855   103,168
Shape Selling Price Per Ton     $    352  $    321
Billet Shipment Tons               9,112    13,375
Billet Selling Price Per Ton    $    237  $    224

A.   SALES

     Net sales increased in the first quarter of fiscal 1995 by 19.3% or $7.1 million compared to the same period of fiscal 1994. The increase was the result of increasing shape shipments and prices.

     SHAPES - The 13.3% increase in shape shipments in the first quarter of fiscal 1995 compared to the same period of fiscal 1994 is attributable to a strong economy and to an improved inventory (in terms of product mix and availability) which enabled the Company to respond to customer demand. (Inventory in the prior year quarter was at low levels due to operating at less than full capacity during the initial months of the strike which was initiated on March 21, 1993 and continues today.) The first quarter is normally the slowest shipping period; however, this was the best first quarter for shipments in seven years. The backlog of orders at December 31, 1994 is 130% higher than a year earlier. Shipments going into the second fiscal quarter are expected to be strong.

     Shape prices increased by 9.7% or $31 per ton in the first quarter of fiscal 1995 compared to the same period of fiscal 1994. These higher prices were primarily in response to a strong market demand and a better mix of products sold. The selling price of shapes, towards the end of fiscal 1994 and into fiscal 1995, began to be influenced more by the strong market and less by scrap cost as was the case during the first half of fiscal 1994, resulting in an improvement in metal margin. The metal margin for the first fiscal quarter is the highest since the second quarter of fiscal 1989. Metal margin is expected to level off or decrease slightly in the second fiscal quarter.

     BILLETS - Shipments of billets, the Company's semi-finished product, decreased 4,264 tons in the first quarter period of fiscal 1995 compared to the same period of fiscal 1994 due to lack of availability of billets for sale.
More billets were used in the Company's rolling mill due to higher production levels, resulting in fewer billets available for customers. The overall selling price of billets increased in the first quarter of fiscal 1995 compared to the same period of fiscal 1994 by 5.8%, or $13 per ton, due to the price increases of billets lagging behind scrap price increases in the first quarter of fiscal 1994. Billet sales are expected to be minimal in the second fiscal quarter due to the high productivity of the rolling mill and the pending acquisition (see "OTHER COMMENTS- Acquisition of Assets"), which will increase the Company's rolling capacity.

B.   COST OF SALES

     Cost of sales was 84.9% of sales for the first quarter of fiscal 1995 compared to 93.6% of sales for the same period of fiscal 1994. The improvement of 8.7% was due to shape selling prices increasing more than the scrap price increases. Also, contributing to the improvement in cost of sales was the reduction in conversion costs (the cost to convert raw materials into shapes) and increases in shipments with no significant increase in shipping costs. Cost of sales has been favorably impacted by approximately $0.25 million per quarter due to a contract with the State of Louisiana to abate state sales tax. This agreement expires at the end of the second fiscal quarter of 1995.

     The major component of cost of sales is scrap. Scrap cost in the first quarter of fiscal 1995 remained relatively unchanged compared to the same period last year. Scrap prices and supply may be effected by poor weather conditions in the north and mid-west during the winter months. Also, there is an industry-wide shortage of available barges which may delay delivery of scrap or result in higher freight cost. Another component of raw material cost is additive, alloys, and flux ("AA&F"). AA&F cost decreased by 8.3% due to consumption.

     Another significant portion of cost of sales is conversion costs, which include labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton in the first quarter of fiscal 1995 compared to the same period of fiscal 1994 decreased by 5% per ton. The primary decrease in conversion cost was due to the reduced per ton fixed costs resulting from increased production and productivity and lower variable costs resulting from reduced spending. The productivity in the melt shop for the first quarter of fiscal 1995 was the best in the Company's history. The Company implemented a productivity incentive plan for salaried employees (similar to the one proposed to the Union) at the beginning of the fiscal quarter. Lower consumption and cost of power and natural gas resulted in reduced spending in the first quarter of fiscal 1995 compared to the same period of last year.

C.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses increased in the first quarter of fiscal 1995 compared to the same period of the last fiscal year by $200,000 due to increases in consulting fees and franchise tax.

D.   NON-PRODUCTION STRIKE EXPENSES

     Strike-related expenses were $260,000 for the first quarter of fiscal 1995 compared to $399,000 for the same period last year. Strike expenses were primarily for security coverage and legal advice on both strike issues and the Union's on-going corporate campaign. For the first quarter of fiscal 1995, the Company's strike-related expenses averaged approximately $87,000 per month. Future strike expenses should not exceed $100,000 per month.

E.   OTHER INCOME (EXPENSE)

     Interest expense increased in the first quarter of fiscal 1995 compared to the same period of fiscal 1994. The Company accrued interest on $48.9 million of the now redeemed 14.75% Senior Secured Notes in the first quarter of fiscal 1994 at a rate of 14.75%. The Company accrued interest on $75 million 10.25% First Mortgage Notes due 2001 ("the Notes") at a rate of 10.25% during the first quarter of 1995. Interest income improved in the first fiscal quarter of fiscal 1995 compared to the same period last year due to an increase in overall cash to invest and improved short-term interest rates. Miscellaneous expenses were approximately the same in both quarters.

F.   NET INCOME

     The Company's results improved by $4.4 million in the first fiscal quarter of 1995 compared to the same period of fiscal 1994. The primary reasons for the improvement are increased shipments and margins, lower conversion cost per ton, and record productivity in the melt shop.

LIQUIDITY AND CAPITAL RESOURCES

A.   CASH AND WORKING CAPITAL

     The Company ended the first fiscal quarter with $9.3 million in cash and temporary cash investments and with current assets exceeding current liabilities by a ratio of 4.15 to 1. Working capital increased by $3.4 million to $68.6 million during the three months ended December 31, 1994. The increase in working capital was due to increases in cash, replenishment of inventory, increases in prepaid expenses, and decreases in accounts payable. These increases in working capital were partially offset by increases in accrued liabilities.

     In the first three months of fiscal 1995, cash provided by operations was $1.9 million which was the result of net income and increases in accrued liabilities. This was partially offset by the increase in inventories. The seasonal increase in shape inventory was also impacted by the high productivity of the rolling mill which produced more product than expected. Raw material inventory is expected to increase in the second fiscal quarter of fiscal 1995 by approximately $1.5 million. Shape inventory is also expected to increase by approximately $1.3 million over the next three months and then decrease in May with the planned shutdown for major maintenance and capital improvements.

B.   CAPITAL EXPENDITURES

     Capital expenditures amounted to $1.4 million in the first quarter of fiscal 1995. This is the beginning of the $9.2 million capital program directed toward cost reduction. Of the $9.2 million commitment for five capital projects, $2.5 million has been spent cumulative through December 31, 1994. The remaining expenditures are expected to be made during the fiscal year.

C.   FINANCING

     In fiscal 1994, the Company entered into an amendment and restatement of its existing credit facility, which is a three-year line of credit that permits loans to be made to the Company, on a secured basis, of up to $30 million. There have been no borrowings under the credit facility since March 1994. Interest rates under the credit facility are prime plus 1% or LIBOR plus 2%, at the Company's option. The Company's existing credit facility contains certain covenants, such as an Interest Expense Coverage Ratio, which become increasingly more restrictive over time. The Interest Expense Coverage Ratio covenant will be
1.80 to 1.00 for the four quarters ending September 30, 1995. The Company's Interest Expense Coverage Ratio for the quarter ended December 31, 1994 was 3.70 to 1.00. In the event of a default under the credit facility, the Company would seek a waiver of the covenant or otherwise renegotiate the terms under the credit facility. The Company does not anticipate any difficulty in obtaining another secured line of credit upon the expiration of the current revolving line of credit in November of 1996.

     All of the $75 million 10.25% Notes are classified as long-term debt. There are no principal payments due on the 10.25% Notes until maturity in 2001. The Company believes that current cash balances, internally generated funds, the credit facility, and additional purchase money mortgages are adequate to meet the foreseeable short-term and long-term liquidity needs. The Company currently intends to refinance the 10.25% Notes on or before the maturity date in 2001. The Indenture under which the Notes are issued (the "Indenture") contains a covenant which restricts the Company's ability to incur additional indebtedness. Under the Indenture, the Company may not incur additional indebtedness unless its Interest Expense Coverage Ratio for the trailing 12 months, would be greater than 2.00 to 1.00 after giving effect to such incurrence. As of December 31, 1994, the Interest Expense Coverage Ratio was 2.92 to 1.00. If additional funds are required to accomplish long-term expansion of its production facility or significant acquisitions, the Company believes funding can be obtained from a secondary equity offering or additional indebtedness.

     There are no financial obligations with respect to post-employment or post-retirement benefits.

OTHER COMMENTS

ACQUISITION OF ASSETS

     The Company has entered into a letter of intent with Tennessee Valley Steel Corporation ("TVS") to acquire all of the assets of TVS for a purchase price of $30.5 million. TVS's rolling mill, which had been in operation for only 14 months, produced both rebar and merchant bar. The merchant bar product mix of TVS will extend and complement the Company's product line. The Company intends to use its idle second furnace to produce billets to supply TVS's rolling mill.

     On November 11, 1994, TVS filed for protection under Chapter 11 of the United States Bankruptcy Code. The purchase of assets, which are currently idle, will be subject to the approval of the Bankruptcy Court as well as regulatory approvals, definitive documentation of the transaction, and other conditions.

     The Bankruptcy Court has established bidding procedures to be followed by any other bidder interested in acquiring the assets. Such procedures require that other bidders bid at least $1.5 million more than the purchase price contemplated by the letter of intent with additional bids required to be in at least $500,000 increments. In addition, if another bidder is successful, TVS is required to reimburse the Company for its expenses (up to $1 million) incurred in connection with its offer to purchase the assets. The Company's due diligence work is nearly complete and financing options are being reviewed. Final approval from the Bankruptcy Court, for the sale of the assets to the highest bidder, is expected by the end of February.

STRIKE

     See "Notes to the Financial Statements" for a description of the Strike.

ENVIRONMENTAL AND SAFETY

     See "Notes to the Financial Statements" for a description of the Company's environmental and safety issues.

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


                          PART II - OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               99     -  Letter of Intent to Purchase Tennessee Valley Steel
                         Corporation.  (Incorporated herein by reference to 8-K
                         filed December 9, 1994.)

        (b)  Reports on Form 8-K

               Item 5  OTHER EVENTS

                    - News Release announcing the intent to purchase TVS. (Dated December 9, 1994.)

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYOU STEEL CORPORATION



By /s/ Richard J. Gonzalez
   --------------------------------------
  Richard J. Gonzalez
  Vice President, Treasurer,
  Chief Financial Officer, and Secretary



Date:  January 30, 1995