Form 10-Q
period 1995-03-31
BAYOU STEEL CORP
filed 1995-05-15
CIK 807877

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549


                                   FORM 10-Q

(Mark One)

       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---------
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995
                                       OR
  _________  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-22603


                            BAYOU STEEL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        DELAWARE                             72-1125783
- ------------------------            ----------------------------
(State of incorporation)                  (I.R.S. Employer
                                         Identification No.)

             River Road, P.O. Box 5000, LaPlace, Louisiana  70069
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (504) 652-4900
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                          -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                   SHARES OUTSTANDING AT MARCH 31, 1995
- --------------------------------------  ------------------------------------

Class A Common Stock, $.01 par value                              10,613,380
Class B Common Stock, $.01 par value                               2,271,127
Class C Common Stock, $.01 par value                                     100
                                                                  ----------
                                                                  12,884,607
                                                                  ==========

                            BAYOU STEEL CORPORATION
                            -----------------------

                                     INDEX
                                     -----



                                                                                                                 PAGE
PART I.   FINANCIAL INFORMATION                                                                                  NUMBER
          ---------------------                                                                             -------------------

          Item 1.                                                 Financial Statements

                                                                  Balance Sheets -- March 31, 1995
                                                                   and September 30, 1994                         3

                                                                  Statements of Income (Loss) --
                                                                   Three Months & Six Months Ended
                                                                   March 31, 1995 and 1994                        5

                                                                  Statements of Cash Flows -- Three Months &
                                                                   Six Months Ended March 31, 1995 and 1994       6

                                                                  Notes to Financial Statements                   7

          Item 2.                                                 Management's Discussion and Analysis

                                                                  Results of Operations                          12

                                                                  Liquidity and Capital Resources                15

PART II.  OTHER INFORMATION
          -----------------

          Item 6.                                                 Exhibits and reports on Form 8-K               19

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.   FINANCIAL STATEMENTS
          --------------------


                            BAYOU STEEL CORPORATION
                            -----------------------

                                BALANCE SHEETS
                                --------------

                                    ASSETS
                                    ------



                                            (UNAUDITED)     (AUDITED)
                                             MARCH 31,    SEPTEMBER 30,
                                               1995            1994
                                           -------------  --------------

CURRENT ASSETS:

  Cash and temporary cash investments      $  8,340,679    $  8,903,413
  Trade receivables                          20,426,403      18,781,222
  Other receivables                             640,601         375,185
  Inventories                                61,717,542      57,145,550
  Prepaid expenses                            1,899,499         188,452
                                           ------------    ------------

      Total current assets                   93,024,724      85,393,822
                                           ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                       4,333,542       4,333,542
  Machinery and equipment                    75,867,385      75,855,608
  Plant and office building                  13,125,589      13,125,589
  Construction in progress                    7,530,819       2,462,312
  Less-Accumulated depreciation             (31,065,818)    (28,504,307)
                                           ------------    ------------

      Net property, plant and equipment      69,791,517      67,272,744
                                           ------------    ------------

OTHER ASSETS                                  3,590,000       3,401,103
                                           ------------    ------------

      Total assets                         $166,406,241    $156,067,669
                                           ============    ============



   The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION
                            -----------------------

                                BALANCE SHEETS
                                --------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------



                                            (UNAUDITED)     (AUDITED)
                                             MARCH 31,    SEPTEMBER 30,
                                               1995            1994
                                           -------------  --------------

CURRENT LIABILITIES:
  Accounts payable                         $ 18,364,454    $ 16,540,005
  Accrued liabilities                         4,720,865       3,327,480
  Current maturities of long-term debt          344,890         340,232
                                           ------------    ------------

      Total current liabilities              23,430,209      20,207,717
                                           ------------    ------------

LONG-TERM DEBT:
  Senior secured notes                       75,000,000      75,000,000
  Notes payable                                 587,104         735,924
                                           ------------    ------------

      Total long-term debt                   75,587,104      75,735,924
                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value -
      Class A                                   106,134         106,134
      Class B                                    22,711          22,711
      Class C                                         1               1
                                           ------------    ------------

      Total common stock                        128,846         128,846

  Paid-in capital                            44,890,554      44,890,554

  Retained earnings                          22,369,528      15,104,628
                                           ------------    ------------

      Total stockholders' equity             67,388,928      60,124,028
                                           ------------    ------------

      Total liabilities & stockholders'
        equity                             $166,406,241    $156,067,669
                                           ============    ============



   The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION
                            -----------------------

                          STATEMENTS OF INCOME (LOSS)
                          ---------------------------
                                  (UNAUDITED)
                                  -----------


                                 SECOND QUARTER ENDED            SIX MONTHS ENDED
                                      MARCH 31,                      MARCH 31,
                                 1995           1994           1995           1994
                             -------------  -------------  -------------  -------------

NET SALES                     $49,521,950    $37,432,807    $93,373,735    $74,211,296
COST OF SALES                  42,578,342     33,857,736     79,801,414     68,416,060
                              -----------    -----------    -----------    -----------
GROSS PROFIT                    6,943,608      3,575,071     13,572,321      5,795,236
SELLING, GENERAL
 & ADMINISTRATIVE
 EXPENSES                       1,140,446        989,127      2,310,580      1,878,976
NON-PRODUCTION
 STRIKE EXPENSES                  291,183        238,064        550,200        637,245
                              -----------    -----------    -----------    -----------
OPERATING INCOME                5,511,979      2,347,880     10,711,541      3,279,015
                              -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
 Interest expense              (1,853,518)    (1,935,521)    (3,770,878)    (3,820,135)
 Interest income                  144,902        130,936        264,503        151,383
 Miscellaneous                     78,389        (30,313)       133,116        (70,212)
                              -----------    -----------    -----------    -----------
                               (1,630,227)    (1,834,898)    (3,373,259)    (3,738,964
                              -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE
 TAXES & EXTRAORDINARY
 ITEMS                          3,881,752        512,982      7,338,283       (459,949)
PROVISION FOR
 INCOME TAXES                      38,817             --         73,382             --
                              -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEMS            3,842,935        512,982      7,264,901       (459,949)
EXTRAORDINARY (LOSS),
 NET OF APPLICABLE
 INCOME TAX                            --     (5,468,216)            --     (5,468,216)
                              -----------    -----------    -----------    -----------
NET INCOME (LOSS)             $ 3,842,935    $(4,955,234)   $ 7,264,900    $(5,928,165)
                              ===========    ===========    ===========    ===========
AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING                   12,884,607     12,884,607     12,884,607     12,884,607
                              ===========    ===========    ===========    ===========
INCOME (LOSS) PER
 COMMON SHARE:
  Income (loss) before
   extraordinary
   items                             $.30    $       .04           $.56    $      (.04)
  Extraordinary
 (loss)                                --           (.42)            --           (.42)
                              -----------    -----------    -----------    -----------
  Income (loss) per
   common share                      $.30    $      (.38)          $.56    $      (.46)
                              ===========    ===========    ===========    ===========

 The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION
                            -----------------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (UNAUDITED)
                                  -----------



                                                    SIX MONTHS ENDED
                                                        MARCH 31,
                                                   1995          1994
                                               ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $ 7,264,900   $ (5,928,165)
  Extraordinary loss                                            5,468,216
  Depreciation and amortization                  2,885,380      2,572,331
  Provision for losses on accounts
   receivable                                       94,769        218,949

  Changes in working capital:
    (Increase) decrease in receivables          (2,005,366)     1,941,975
    (Increase) in inventories                   (4,571,992)    (9,986,371)
    (Increase) in prepaid expenses              (1,711,047)      (331,674)
    Increase (decrease) in accounts payable      1,824,449     (4,279,318)
    Increase in accrued liabilities              1,393,385      1,403,890
                                               -----------   ------------

      Net cash provided by operations            5,174,478     (8,920,167)
                                               -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Addition of property, plant
    and equipment                               (5,080,284)      (915,835)
                                               -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) under line of credit                       --     (4,000,000)
  Payments of long-term debt                      (144,162)   (49,548,878)
  (Increase) in other assets                      (512,766)
                                               -----------    -----------

      Net cash (used in) provided by
       financing activities                       (656,928)    13,172,297
                                               -----------   ------------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                             (562,734)     3,336,295

CASH AND CASH EQUIVALENTS,
  beginning balance                              8,903,413        517,900
                                               -----------   ------------

CASH AND CASH EQUIVALENTS,
  ending balance                               $ 8,340,679   $  3,854,195
                                               ===========   ============



  The accompanying notes are an integral part of these financial statements.

                            BAYOU STEEL CORPORATION
                            -----------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                MARCH 31, 1995
                                --------------
                                  (UNAUDITED)
                                  -----------


1)   BASIS OF PRESENTATION
     ---------------------

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

     In the opinion of the Company, the accompanying unaudited financial statements present fairly the Company's financial position as of March 31, 1995 and September 30, 1994 and the results of its operations for the six-month periods ended March 31, 1995 and 1994 and the cash flow statements for the six-month periods ended March 31, 1995 and 1994.

     The results of operations for the six-month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results for the full year.

2)    INVENTORIES
      -----------

     Inventories as of March 31, 1995 and September 30, 1994 consisted of the following:

                               (UNAUDITED)     (AUDITED)
                                MARCH 31,    SEPTEMBER 30,
                                  1995            1994
                              -------------  --------------

     Scrap steel               $ 4,328,048     $ 3,811,616
     Billets                     2,702,134       1,854,211
     Finished product           40,841,100      35,651,158
     LIFO adjustments           (2,834,687)       (931,213)
                               -----------     -----------

                               $45,036,595     $40,385,772
     Mill rolls, operating
      supplies and other        16,680,947      16,759,778
                               -----------     -----------

                               $61,717,542     $57,145,550
                               ===========     ===========

     The inventory valuations are based on LIFO estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities
and indices are determined.   Shapes, billets, scrap steel, and certain
production supplies are pledged as collateral against the Company's revolving line of credit.

3)   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

    Capital expenditures totaled $5.1 million and $.9 million during the six-month periods ended March 31, 1995 and 1994, respectively. As of March 31, 1995, the estimated costs to complete authorized projects under construction or contract amounted to $4.7 million.

     Betterments, improvements, and additions to property, plant and equipment are capitalized at cost. Interest during construction of significant additions is capitalized. Interest of $122,000 and $38,000 was capitalized during the six-month periods ended March 31, 1995 and 1994, respectively. Interest of $69,000 was capitalized during the fiscal year ended September 30, 1994.

4)   OTHER ASSETS
     ------------

     Other assets consist of costs associated with the issuance of the 10.25% First Mortgage Notes (the "10.25% Notes") and the Company's revolving line of credit (see Notes 5 and 6) which are being amortized over the respective lives of the related debt. In addition, costs associated with financing and organizing Bayou Steel Corporation (Tennessee) are being capitalized. In the second quarter of fiscal 1994, the Company wrote off $953,000 of other assets related to the 14.75% Senior Secured Notes ("the 14.75% Notes") and capitalized $3,268,000 of deferred financing cost related to the 10.25% Notes. Amortization expense was $324,000 and $143,000 for the six-month periods ended March 31, 1995 and 1994. Amortization expense was $553,000 for the fiscal year ended September 30, 1994.

5)   LONG-TERM DEBT
     --------------

     On March 3, 1994, the Company issued $75 million of the 10.25% Notes. The proceeds were used to redeem and defease the Company's 14.75% Notes and to repay the borrowings under the new revolving line of credit. The remaining proceeds were used to implement a two year capital expenditure program directed toward cost reduction and general working capital purposes.


6)   SHORT-TERM DEBT
     ---------------

       On November 23, 1993, the Company entered into an amendment and restatement of its revolving line of credit agreement. The terms of the amended and restated agreement call for available borrowings up to $30 million including outstanding letters of credit. The agreement is secured by inventory and accounts receivable at interest rates of prime plus 1% or LIBOR plus 2%.

  There were no outstanding borrowings under the line of credit as of March 31, 1995 and for the six-months of fiscal 1995.

7)   TAXES
     -----

     As of September 30, 1994, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $319.0 million and $292.9 million available to offset against regular tax and alternative minimum tax, respectively.

     The NOLs will expire in varying amounts through fiscal 2009. A substantial portion of the available NOLs, approximately $203 million, expires by fiscal 2000. In addition, the Company has $22.0 million of future tax benefits attributable to its tax benefit lease which expires in 1996 and which may, to the extent of taxable income in the year such tax benefit is produced, be utilized prior to the NOLs. The current provision for income taxes for the six-month period ended March 31, 1995 represents the alternative minimum tax estimated to be due based on the current quarter's income.

8)    MISCELLANEOUS
      -------------

     Miscellaneous for the six-month periods ended March 31, 1995 and 1994 included the following:

                                                 MARCH 1995     MARCH 1994
                                                 ----------     ----------

 Discounts earned                                 $  51,513     $ 118,139

 Provision for bad debts                            (94,769)     (218,948)

 Other                                              176,372        30,597
                                                  ---------     ---------

                                                  $ 133,116     $ (75,127)
                                                  =========     =========

9)    COMMON STOCKHOLDERS' EQUITY
      ---------------------------

      Common Stock as of March 31, 1995 and 1994 consisted of:

                                   Class A          Class B         Class C
                                   -------          -------         -------
 Authorized                         24,271,127      4,302,347         100
 Outstanding, at end of
  quarter                           10,613,380      2,271,127         100
 Average outstanding for
  quarter                           10,613,380      2,271,127         100


10)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

STRIKE

     On March 21, 1993, the United Steelworkers of America Local 9121 (the "Union") initiated a strike against the Company. The strike is ongoing. There have been no formal negotiations on a new contract since March 1994. Differences have thus far precluded an agreement. The Company cannot predict the impact that a new collective bargaining contract will have on the Company's results. However, the Company believes a new contract will not have a negative material effect on the Company's results.

     The Union has filed charges with the National Labor Relations Board (the "NLRB") alleging that the Company has violated the National Labor Relations Act relating to its bargaining conduct. The Company believes it has meritorious defenses to these charges, has responded timely to all charges, and believes that it has negotiated in good faith with the Union. The General Counsel's Office of Appeals of the NLRB has upheld the decision of the NLRB to dismiss many of the allegations filed by the Union for unfair bargaining. The Union has filed for reconsideration of the decision with the General Counsel's Office of Appeals, which will continue to delay the NLRB's final decision on the charges. The Company is still faced with other allegations of unfair bargaining initiated by the USWA. The Company has proposed a settlement offer with the Regional Office of the NLRB on the remaining outstanding charges. An unfavorable decision by the NLRB, however, should not materially affect the Company.

     The Union has initiated two inspections of the Company's facilities and records by the Environmental Protection Agency (the "EPA"), which were completed in June of 1994 and February of 1995. The EPA has issued its report to the Louisiana Department of Environmental Quality which initially requested the assistance of the EPA. The EPA did not find any evidence of buried hazardous waste as the Union alleged.

     The Union also initiated a wall-to-wall inspection of the Company's facilities by the Occupational & Safety Health Administration (the "OSHA"), which was completed in November of 1994. The OSHA report was recently received and the Company received various citations and was fined $160,500; the Company has contested the citations. In the report, it was stated that none of what was found "showed blatant disregard for safety" and that none of the violations were deemed "willful". The Company accrued a loss contingency for its estimate of the ultimate liability arising from these inspections as of March 31, 1995.


ENVIRONMENTAL

     The Company is subject to various Federal, state and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solids and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in some respects have not met all of the applicable standards promulgated pursuant to such laws and regulations. At this time, the Company believes that it is in compliance in all material respects with applicable environmental requirements and that the cost of such continuing compliance under current operations will not have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. Under a full two furnace operation, the Company may be required to make an additional capital investment to upgrade the air pollution control equipment in order to maintain compliance with current and future regulations. The Company currently has no mandated expenditures to address previously contaminated sites and does not anticipate any infrequent or non-recurring clean-up expenditures. Also, the Company is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation. At March 31, 1995, the Company has accrued a loss contingency for environmental matters.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION
          --------------------------------------------

RESULTS OF OPERATION
- --------------------

     The Company earned $3.8 million in the second quarter of fiscal 1995 compared to an income before extraordinary loss of $0.5 million for the comparable period of fiscal 1994. During the first six months of fiscal 1995 the Company earned $7.3 million compared to a loss before extraordinary items of ($0.5) million. The improvements in the Company's results were due to two significant factors. First, metal margin, the difference between shape selling price and raw material ("scrap") cost, increased. And second, shape shipments increased.

     The extraordinary loss in 1994 was due to refinancing the previous 14 3/4% debt with 10 1/4% first mortgage notes. The refinancing allowed the Company to repay the outstanding loans under the Company's revolving credit facility, implement a cost savings program through capital expenditures and provided additional working capital.

     The following table sets forth shipment and sales data for the periods indicated.

                                SECOND QUARTER ENDED   SIX MONTHS ENDED
                                     MARCH 31,            MARCH 31,
                                  1995       1994       1995      1994
                                ---------  ---------  --------  --------

Net Sales (in thousands)         $ 49,522   $ 37,433  $ 93,374  $ 74,211
Shape Shipment Tons               135,263    104,722   252,118   207,890
Shape Selling Price Per Ton      $    360   $    340  $    356  $    331
Billet Shipment Tons                1,807      5,882    10,919    19,257
Billet Selling Price Per Ton     $    223   $    226  $    235  $    225

A.   SALES
     -----

     Net sales in the second quarter and first six months of fiscal 1995 increased, compared to the same periods of fiscal 1994, by 32%, or $12 million, and 26%, or $19 million, respectively. The increases were the result of increased shape shipments and prices.

     SHAPES -  The shape shipment increases in the second quarter and first six
     ------
months of fiscal 1995 compared to the same periods of fiscal 1994 is attributable to a strong economy and to an improved product mix which enabled the Company to respond to customer demand. This was the best second quarter in terms of shape shipments in the history of the Company and the best first half of the year since fiscal 1988. The backlog of orders at March 31, 1995 is 52% higher than a year earlier and was a record for the Company. Shipments are expected to be strong for the remainder of the fiscal year.

     Shape prices increased by 5.9%, or $20 per ton, in the second quarter and 7.6%, or $25 per ton, for the first six months of fiscal 1995 compared to the same period of fiscal 1994. These higher prices were primarily in response to a strong market demand. The selling price for the second quarter was the highest in the history of the Company. The selling price of shapes, towards the end of fiscal 1994 and into fiscal 1995, began to be influenced more by the strong market and less by scrap cost as was the case during the first half of fiscal 1994, resulting in an improvement in metal margin. The metal margin for the second quarter and the first six months of fiscal 1995 was the highest since the same periods of fiscal 1989. Metal margin is expected to level off in the third fiscal quarter compared to the previous quarter.

     BILLETS -  Shipments of billets, the Company's semi-finished product,
     -------
decreased 4,075 tons and 8,338 tons in the second quarter and first six months of fiscal 1995 compared to the same periods of fiscal 1994, respectively, due to lack of availability of billets for sale. More billets were used in the Company's rolling mill due to higher production levels, resulting in fewer billets available for customers. Billet sales are expected to be minimal in the third fiscal quarter due to the continued high productivity of the rolling mill and the acquisition of another rolling mill (see "OTHER COMMENTS- Acquisition of Assets"), which will increase the Company's rolling capacity.

B.   COST OF SALES
     -------------

     Cost of sales was 86.0% of sales for the second quarter of fiscal 1995 compared to 90.5% of sales for the same period of fiscal 1994. And, cost of goods sold was 85.5% for the first six months of fiscal 1995 compared to 92.2% for the same period of fiscal 1994. The improvements were due to shape selling prices increasing more than the scrap prices. Also, contributing to the improvement in cost of sales for the six-month comparative period was the reduction in conversion costs (the cost to convert raw materials into shapes). Conversion cost for the comparative second quarters were approximately the same. Shipping, dock, and stocking location operating costs were higher than the comparable prior year periods due to the higher shipment volume. Cost of sales has been favorably impacted by approximately $0.25 million per quarter due to a contract with the State of Louisiana to abate certain taxes. This agreement expired at the end of the second fiscal quarter of 1995.

     The major component of cost of sales is scrap. Scrap cost in the second quarter and first six months of fiscal 1995 remained relatively unchanged compared to the same periods of last year. Demand for scrap remains strong and supply is adequate going into the third fiscal quarter. Another component of raw material cost is additive, alloys, and flux ("AA&F"). AA&F cost was approximately the same for the comparable second quarters and for the first six months decreased by 8.3% due to consumption.

However, there have been pressures on prices during the late second fiscal quarter on certain AA&F due to shortage in supplies in the domestic markets.

     Another significant portion of cost of sales is conversion costs, which include labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton in the second quarter of fiscal 1995 compared to the same period of fiscal 1994 was approximately the same. Conversion cost for the first six months of fiscal 1995 improved 2.1% compared to the same period of fiscal 1994 due to increased production and productivity. The Company implemented a productivity incentive plan for salaried employees (similar to the one proposed to the Union) at the beginning of the current fiscal year.

C.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
     -------------------------------------------

     Selling, general and administrative expenses increased in the second quarter and first six months of fiscal 1995 compared to the same period of the last fiscal year by $151,000 and $432,000, respectively, due to increases in franchise tax, amortization expenses and legal expenses.

D.   NON-PRODUCTION STRIKE EXPENSES
     ------------------------------

     Strike-related expenses were $291,000 for the second quarter of fiscal 1995 compared to $238,000 for the same period last year. The expenses increased due to additional legal fees and security. For the first six months of fiscal 1995, the Company's strike-related expenses averaged approximately $92,000 per month. Future strike expenses should not exceed $100,000 per month.

E.   OTHER INCOME (EXPENSE)
     ----------------------

     Interest expense decreased in the second quarter and first six months of fiscal 1995 compared to the same period of fiscal 1994 mainly due to capitalized interest. The Company accrued interest on $48.9 million of the now redeemed 14.75% Notes in the first quarter of fiscal 1994 at a rate of 14.75%. The Company accrued interest on $75 million 10.25% First Mortgage Notes due 2001 at a rate of 10.25% during the first quarter of 1995. Interest income improved in the second fiscal quarter and first six months of fiscal 1995 compared to the same period last year due to an increase in overall cash to invest and improved short-term interest rates. Miscellaneous income increased in the second quarter and first six months of fiscal 1995 compared to the same period of the last fiscal year by $203,000 and $109,000, respectively, mainly due to a reduction in provision for bad debts. The provision for bad debts was reduced based on historical write-offs and favorable market conditions.

F.   NET INCOME
     ----------

     The Company's results improved by $3.3 million and $7.7 million in the second fiscal quarter and first six months of 1995 compared to the same periods of fiscal 1994, respectively. The primary reasons for the improvement are increased shipments and margins.



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

A.   CASH AND WORKING CAPITAL
     ------------------------

     The Company ended the second fiscal quarter with $8.3 million in cash and temporary cash investments and with current assets exceeding current liabilities by a ratio of 3.97 to 1. Working capital increased by $4.4 million to $69.6 million during the six months ended March 31, 1995. The increase in working capital was due to the replenishment of inventory, increases in prepaid expenses, increases in receivables, and decreases in accounts payable.

     In the first six months of fiscal 1995, cash provided by operations was $5.2 million which was the result of net income and increases in accrued liabilities and accounts payables. This was partially offset by the increase in inventories, accounts receivables (due to increased sales), and prepaid expenses (escrow payment for the purchase of the assets of Tennessee Valley Steel Corporation). The seasonal increase in shape inventory was also impacted by the high productivity of the rolling mill which produced more product than expected. Shape inventory is also expected to decrease by approximately $5.0 million in June due to the planned shutdown for major maintenance and capital improvements.

B.   CAPITAL EXPENDITURES
     --------------------

     Capital expenditures amounted to $5.1 million in the first six months of fiscal 1995. The $9.2 million capital program directed toward cost reduction is expected to be completed by fiscal year end. Of the $9.2 million commitment for five capital projects, $5.2 million has been spent cumulative through March 31, 1995.

C.   FINANCING
     ---------

     In fiscal 1994, the Company entered into an amendment and restatement of its existing credit facility, which is a three-year line of credit that permits loans to be made to the Company, on a secured basis, of up to $30 million. Interest rates under the credit facility are prime plus 1% or LIBOR plus 2%, at the Company's option. The Company's existing credit facility contains certain covenants, such as an Interest Expense Coverage Ratio, which become increasingly more restrictive over time. The Interest

Expense Coverage Ratio covenant will be 1.80 to 1.00 for the four quarters ending September 30, 1995. The Company's Interest Expense Coverage Ratio for the quarter ended March 31, 1995 was 3.90 to 1.00. During the past four quarters, there has been no borrowing under the line of credit.

     All of the $75 million 10.25% Notes are classified as long-term debt. There are no principal payments due on the 10.25% Notes until maturity in 2001. The Company believes that current cash balances, internally generated funds, the credit facility, and additional purchase money mortgages are adequate to meet the foreseeable short-term and long-term liquidity needs. The Company currently intends to refinance the 10.25% Notes on or before the maturity date in 2001. The Indenture under which the Notes are issued ("the Indenture") contains a covenant which restricts the Company's ability to incur additional indebtedness. Under the Indenture, the Company may not incur additional indebtedness unless its Interest Expense Coverage Ratio for the trailing 12 months, would be greater than 2.00 to 1.00 after giving effect to such incurrence. As of March 31, 1995, the Interest Expense Coverage Ratio was 3.39 to 1.00. If additional funds are required to accomplish long-term expansion of its production facility or significant acquisitions, the Company believes funding can be obtained from a secondary equity offering or additional indebtedness.

     There are no financial obligations with respect to post-employment or post-retirement benefits.

OTHER COMMENTS
- --------------

ACQUISITION OF ASSETS
- ---------------------


     On April 28, 1995, the Company purchased substantially all of the assets of Tennessee Valley Steel Corporation ("TVS") for a purchase price of $30.5 million, less certain adjustments described in the 8K filed on March 8, 1995. The $30.5 million purchase price included land, buildings, equipment, inventory, receivables, and $8 million in cash. The assets will be included in a new wholly owned subsidiary named "Bayou Steel Corporation (Tennessee)" ("BSCT"). BSCT's rolling mill will produce both rebar and merchant bar. The merchant bar product mix of BSCT will extend and complement the Company's product line. The Company intends to start its idle second furnace to produce billets to supply the Tennessee rolling mill.

      The acquisition was financed with a combination of existing cash and the current line of credit. As of May 10, 1995, the company had borrowed
$12.0 million (net of cash investments) under its $30 million line. The company intends to complete permanent financing shortly. The financing would consist of a $10 million term loan and an issuance of $15 million in preferred stock. Additionally the current line will be amended and restated to provide a $45 million line of credit.

     BSCT plans to commence rolling steel by July 1, 1995 and will spend approximately $6.0 million on various capital projects in the first 18 months of its operations to reduce costs and increase productivity. The Company intends to spend approximately $1 million to start its second furnace. The Company expects several quarters where start-up losses will occur at BSCT, thereby reducing the consolidated earnings of the Company.

STRIKE
- ------

     See "Notes to the Financial Statements" for a description of the Strike.

ENVIRONMENTAL AND SAFETY
- ------------------------

     See "Notes to the Financial Statements" for a description of the Company's environmental and safety issues.

OTHER
- -----

     There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its financial position.

INFLATION
- ---------

     The Company is subject to increases in the cost of energy, supplies, salaries and benefits, additives, alloy and scrap due to inflation. Shape prices are influenced by supply, which varies with steel mill capacity and utilization, and market demand.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     The Annual Meeting of Shareholders of the Company was held on January 26, 1995, at which the following matters were brought before and voted upon by the shareholders:


     1. The election of three (3) Class A and four (4) Class B Board of Directors, each to serve until the next annual meeting of Stockholders and that the following Class A and Class B Director nominees received the following number of votes cast:

                           For     Against  Withheld
                        ---------  -------  --------

John A. Canning, Jr.    9,592,567   32,089  988,724
Lawrence E. Golub       9,591,067   34,653  987,660
Stanley S. Shuman       9,592,067   33,690  987,623
Albert P. Lospinoso     2,271,127        0        0
Melvyn N. Klein         2,271,127        0        0
Howard M. Meyers        2,271,127        0        0
Jerry M. Pitts          2,271,127        0        0


     2. Ratification of the appointment of Arthur Andersen LLP as auditors of the Company for the fiscal year ending September 30, 1995.


                                   FOR     AGAINST    ABSTAIN
                                   ---     -------    -------

                               25,519,536   8,061     17,860



     3. Consideration of a shareholder proposal urging the Company's Board of Directors to amend the Company's by-laws, effective after the 1994 annual meeting of shareholders, to provide a majority of Independent Directors, as described in the Proxy Statement dated December 16, 1994.


                             FOR     AGAINST    ABSTAIN    NON-VOTE
                             ---     -------    -------    --------
                           938,483  22,172,728   56,060   2,378,186

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits

               27    -  Financial Data Schedule

               99    -  Certain Information Regarding the Acquisition Tennessee
                        Valley Steel Corporation. (Incorporated herein by reference to 8-K filed March 8, 1995.)

          (b)  Reports on Form 8-K

               Item 5  OTHER EVENTS

                    - Certain Information Regarding the Acquisition of Tennessee Valley Steel Corporation. (Dated March 8, 1995.)

                                   SIGNATURE
                                   ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYOU STEEL CORPORATION



By /s/ Richard J. Gonzalez
   --------------------------------------
  Richard J. Gonzalez
  Vice President, Chief Financial Officer,
  Treasurer, and Secretary



Date:  May 12, 1995