Form 10-Q/A
period 1995-03-31
BAYOU STEEL CORP
filed 1995-05-16
CIK 807877

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549


                                  FORM 10-Q/A

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

                            BAYOU STEEL CORPORATION
                            -----------------------

                          STATEMENTS OF INCOME (LOSS)
                          ---------------------------
                                  (UNAUDITED)
                                  -----------


                                 SECOND QUARTER ENDED            SIX MONTHS ENDED
                                      MARCH 31,                      MARCH 31,
                                 1995           1994           1995           1994
                             -------------  -------------  -------------  -------------

NET SALES                     $49,521,950    $37,432,807    $93,373,735    $74,211,296
COST OF SALES                  42,578,342     33,857,736     79,801,414     68,416,060
                              -----------    -----------    -----------    -----------
GROSS PROFIT                    6,943,608      3,575,071     13,572,321      5,795,236
SELLING, GENERAL
 & ADMINISTRATIVE
 EXPENSES                       1,140,446        989,127      2,310,580      1,878,976
NON-PRODUCTION
 STRIKE EXPENSES                  291,183        238,064        550,200        637,245
                              -----------    -----------    -----------    -----------
OPERATING INCOME                5,511,979      2,347,880     10,711,541      3,279,015
                              -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
 Interest expense              (1,853,518)    (1,935,521)    (3,770,878)    (3,820,135)
 Interest income                  144,902        130,936        264,503        151,383
 Miscellaneous                     78,389        (30,313)       133,116        (70,212)
                              -----------    -----------    -----------    -----------
                               (1,630,227)    (1,834,898)    (3,373,259)    (3,738,964)
                              -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE
 TAXES & EXTRAORDINARY
 ITEMS                          3,881,752        512,982      7,338,282       (459,949)
PROVISION FOR
 INCOME TAXES                      38,817             --         73,382             --
                              -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEMS            3,842,935        512,982      7,264,900       (459,949)
EXTRAORDINARY (LOSS),
 NET OF APPLICABLE
 INCOME TAX                            --     (5,468,216)            --     (5,468,216)
                              -----------    -----------    -----------    -----------
NET INCOME (LOSS)             $ 3,842,935    $(4,955,234)   $ 7,264,900    $(5,928,165)
                              ===========    ===========    ===========    ===========
AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING                   12,884,607     12,884,607     12,884,607     12,884,607
                              ===========    ===========    ===========    ===========
INCOME (LOSS) PER
 COMMON SHARE:
  Income (loss) before
   extraordinary
   items                             $.30    $       .04           $.56    $      (.04)
  Extraordinary
 (loss)                                --           (.42)            --           (.42)
                              -----------    -----------    -----------    -----------
  Income (loss) per
   common share                      $.30    $      (.38)          $.56    $      (.46)
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

                            BAYOU STEEL CORPORATION
                            -----------------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (UNAUDITED)
                                  -----------



                                                    SIX MONTHS ENDED
                                                        MARCH 31,
                                                   1995          1994
                                               ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $ 7,264,900   $ (5,928,165)
  Extraordinary loss                                            5,468,216
  Depreciation and amortization                  2,885,380      2,572,331
  Provision for losses on accounts
   receivable                                       94,769        218,949

  Changes in working capital:
    (Increase) decrease in receivables          (2,005,366)     1,941,975
    (Increase) in inventories                   (4,571,992)    (9,986,371)
    (Increase) in prepaid expenses              (1,711,047)      (331,674)
    Increase (decrease) in accounts payable      1,824,449     (4,279,318)
    Increase in accrued liabilities              1,393,385      1,403,890
                                               -----------   ------------

      Net cash provided by operations            5,174,478     (8,920,167)
                                               -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Addition of property, plant
    and equipment                               (5,080,284)      (915,835)
                                               -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) under line of credit                       --     (4,000,000)
  (Payments) of long-term debt                    (144,162)   (49,548,878)
  (Increase) in other assets                      (512,766)
  Proceeds from issuance of long-term debt              --     75,000,000
  Refinancing cost                                      --     (8,278,825)
                                               -----------    -----------

      Net cash (used in) provided by
       financing activities                       (656,928)    13,172,297
                                               -----------   ------------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                             (562,734)     3,336,295

CASH AND CASH EQUIVALENTS,
  beginning balance                              8,903,413        517,900
                                               -----------   ------------

CASH AND CASH EQUIVALENTS,
  ending balance                               $ 8,340,679   $  3,854,195
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



Date:  May 16, 1995