Form 10-Q
period 1995-06-30
BAYOU STEEL CORP
filed 1995-08-10
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                         SHARES OUTSTANDING AT JUNE 30, 1995
------------------------------------         -----------------------------------
Class A Common Stock, $.01 par value                      10,613,380
Class B Common Stock, $.01 par value                       2,271,127
Class C Common Stock, $.01 par value                             100
                                                          ----------
                                                          12,884,607

                             BAYOU STEEL CORPORATION

                                      INDEX
                                                                 PAGE
                                                                NUMBER
PART I.  FINANCIAL INFORMATION                                  ------

           Item 1. Financial Statements

                   Consolidated Balance Sheets --
                    June 30, 1995 and September 30, 1994 ......     3

                   Consolidated Statements of Income (Loss) --
                    Three Months & Nine Months Ended
                    June 30, 1995 and 1994 ....................     5

                   Consolidated Statements of Cash Flows --
                    Nine Months Ended June 30, 1995 and 1994 ..     6

                   Consolidated Statements of Changes in Equity     7

                   Notes to Financial Statements ..............     8

           Item 2. Management's Discussion and Analysis

                   Results of Operations ......................    14

                   Liquidity and Capital Resources ............    17

PART II. OTHER INFORMATION

           Item 6. Exhibits and reports on Form 8-K ...........    20

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                 (UNAUDITED)        (AUDITED)
                                                   JUNE 30,       SEPTEMBER 30,
                                                    1995              1994
                                                -------------     -------------
CURRENT ASSETS:

  Cash and temporary cash investments ......    $  11,110,540     $   8,903,413
  Trade receivables ........................       19,513,707        18,781,222
  Other receivables ........................        3,408,500           375,185
  Inventories ..............................       63,475,815        57,145,550
  Prepaid expenses .........................          740,818           188,452
                                                -------------     -------------
        Total current assets ...............       98,249,380        85,393,822
                                                -------------     -------------
PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements ....................        6,019,528         4,333,542
  Machinery and equipment ..................       88,624,926        75,855,608
  Plant and office building ................       16,365,589        13,125,589
  Construction in progress .................       11,060,291         2,462,312
  Less-Accumulated depreciation ............      (32,198,589)      (28,504,307)
                                                -------------     -------------
        Net property, plant and equipment ..       89,871,745        67,272,744
                                                -------------     -------------
OTHER ASSETS ...............................        4,824,445         3,401,103
                                                -------------     -------------
        Total assets .......................    $ 192,945,570     $ 156,067,669
                                                =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   (UNAUDITED)       (AUDITED)
                                                     JUNE 30,      SEPTEMBER 30,
                                                       1995            1994
                                                   ------------    -------------
CURRENT LIABILITIES:
  Accounts payable ...........................     $ 16,726,037     $ 16,540,005
  Accrued liabilities ........................        5,187,083        3,327,480
  Current maturities of long-term debt .......          667,284          340,232
  Dividends on preferred stock ...............           60,417             --
                                                   ------------     ------------
        Total current liabilities ............       22,640,821       20,207,717
                                                   ------------     ------------
LONG-TERM DEBT:
  Senior secured notes .......................       75,000,000       75,000,000
  Term loan ..................................       10,000,000             --
  Notes payable ..............................          173,851          735,924
                                                   ------------     ------------
        Total long-term debt .................       85,173,851       75,735,924
                                                   ------------     ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK ...................       12,137,838             --
                                                   ------------     ------------
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value -
        Class A ..............................          106,134          106,134
        Class B ..............................           22,711           22,711
        Class C ..............................                1                1
                                                   ------------     ------------
        Total common stock ...................          128,846          128,846

  Paid-in capital ............................       47,769,034       44,890,554
  Retained earnings ..........................       25,095,180       15,104,628
                                                   ------------     ------------
        Total common stockholders' equity ....       72,993,060       60,124,028
                                                   ------------     ------------
        Total liabilities & stockholders'
          equity .............................     $192,945,570     $156,067,669
                                                   ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BAYOU STEEL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                        THIRD QUARTER ENDED                              NINE MONTHS ENDED
                                                               JUNE 30,                                       JUNE 30,
                                                   ----------------------------------          ------------------------------------
                                                       1995                  1994                  1995                    1994
                                                   ------------          ------------          -------------          -------------
NET SALES ................................         $ 47,386,163          $ 44,876,997          $ 140,759,898          $ 119,088,293
COST OF SALES ............................           40,913,653            39,711,252            120,715,067            108,127,312
                                                   ------------          ------------          -------------          -------------
GROSS PROFIT .............................            6,472,510             5,165,745             20,044,831             10,960,981
SELLING, GENERAL & ADMINISTRATIVE ........            1,501,044               963,370              3,811,624              2,842,346
NON-PRODUCTION STRIKE EXPENSES ...........              173,412               157,489                723,612                794,734
                                                   ------------          ------------          -------------          -------------
OPERATING INCOME .........................            4,798,054             4,044,886             15,509,595              7,323,901
                                                   ------------          ------------          -------------          -------------
OTHER INCOME (EXPENSE)
 Interest expense ........................           (2,046,913)           (1,948,874)            (5,817,791)            (5,769,009)
 Interest income .........................               75,844                47,273                340,347                198,656
 Miscellaneous ...........................                7,888               172,839                141,004                102,627
                                                   ------------          ------------          -------------          -------------
                                                     (1,963,181)           (1,728,762)            (5,336,440)            (5,467,726)
                                                   ------------          ------------          -------------          -------------
INCOME BEFORE TAXES & EXTRAORDINARY ITEMS.            2,834,873             2,316,124             10,173,155              1,856,175
PROVISION FOR
 INCOME TAXES ............................               32,486                  --                  105,868                   --
                                                   ------------          ------------          -------------          -------------
INCOME BEFORE EXTRAORDINARY ITEMS ........            2,802,387             2,316,124             10,067,287              1,856,175
EXTRAORDINARY (LOSS), NET OF APPLICABLE
 INCOME TAX ..............................                 --                    --                     --               (5,468,216)
                                                   ------------          ------------          -------------          -------------
NET INCOME (LOSS) ........................            2,802,387             2,316,124             10,067,287             (3,612,041)
ACCRETION & DIVIDENDS ACCRUED ON
  PREFERRED STOCK ........................              (76,735)                 --                  (76,735)                  --
                                                   ------------          ------------          -------------          -------------
INCOME (LOSS) APPLICABLE TO  COMMON
 SHARES & COMMON EQUIVALENT SHARES .......         $  2,725,652          $  2,316,124          $   9,990,552          $  (3,612,041)
                                                   ============          ============          =============          =============
AVERAGE SHARES OUTSTANDING ...............           12,975,987            12,884,607             12,915,067             12,884,607
 INCOME (LOSS) PER COMMON SHARE:
  Income before extraordinary items ......         $        .21          $        .18          $         .77          $         .14
  Extraordinary (loss) ...................                 --                    --                     --                     (.42)
                                                   ------------          ------------          -------------          -------------
  Income (loss) per common share and
   common equivalent share ...............         $        .21          $        .18          $         .77          $        (.28)
                                                   ============          ============          =============          =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                         NINE MONTHS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                       1995            1994
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................   $ 10,067,287    $ (3,612,041)
  Extraordinary loss ...........................           --         5,468,216
  Depreciation and amortization ................      4,362,234       3,922,753
  Provision for losses on accounts receivable ..        142,902         183,793

  Changes in working capital:
    (Increase) in receivables ..................     (3,908,702)     (1,954,624)
    (Increase) in inventories ..................     (6,330,265)    (12,070,383)
    (Increase) in prepaid expenses .............       (552,366)       (280,195)
    Increase (decrease) in accounts payable ....        186,032      (4,433,576)
    Increase in accrued liabilities ............      1,859,603       2,748,204
                                                   ------------    ------------
        Net cash provided by operations ........      5,826,725     (10,027,853)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Tennessee facility
    net of current assets ......................    (17,456,267)           --
  Addition of property, plant and equipment ....     (8,837,016)     (1,646,217)
                                                   ------------    ------------
Net cash used by investing activities ..........    (26,293,283)     (1,646,217)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) under line of credit ..............           --        (4,000,000)
  (Payments) of long-term debt
    and retirement costs .......................       (235,021)    (54,125,540)
  (Increase) in other assets ...................     (2,091,294)     (3,789,280)
  Proceeds from issuance of long-term debt .....           --        75,000,000
  Proceeds from issuance of preferred stock ....     15,000,000            --
  Proceeds from term loan ......................     10,000,000            --
                                                   ------------    ------------
        Net cash provided by
         financing activities ..................     22,673,685      13,085,180
                                                   ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ......      2,207,127       1,411,110

CASH AND CASH EQUIVALENTS, beginning balance ...      8,903,413         517,900
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, ending balance ......   $ 11,110,540    $  1,929,010
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BAYOU STEEL CORPORATION

                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

                                                                                                          TOTAL
                                            COMMON STOCK                                                  COMMON
                                   ------------------------------      PAID-IN         RETAINED        STOCKHOLDERS'      PREFERRED
                                   CLASS A      CLASS B   CLASS C      CAPITAL         EARNINGS           EQUITY            STOCK
                                   --------     -------   -------    -----------     ------------      ------------      -----------
BEGINNING BALANCE,
  October 1, 1992 ............     $106,134     $22,711     $  1     $44,890,554     $ 22,365,564      $ 67,384,964             --
   Net loss ..................         --          --        --             --         (6,153,735)       (6,153,735)            --
                                   --------     -------     ----     -----------     ------------      ------------      -----------
ENDING BALANCE,
  September 30, 1993 .........      106,134      22,711        1      44,890,554       16,211,829        61,231,229             --
   Net loss ..................         --          --        --             --         (1,107,201)       (1,107,201)            --
                                   --------     -------     ----     -----------     ------------      ------------      -----------
ENDING BALANCE,
  September 30, 1994 .........      106,134      22,711        1      44,890,554       15,104,628        60,124,028             --
   Issuance of
    preferred stock
    net of
    discount .................         --          --        --             --               --                --         12,121,520
  Discount from
   issuance of
    preferred
    stock ....................         --          --        --        2,878,480             --           2,878,480             --
  Net income .................         --          --        --             --         10,067,287        10,067,287             --
   Dividends on
    preferred stock ..........         --          --        --             --            (60,417)          (60,417)            --
   Accretion on
    preferred stock ..........         --          --        --             --            (16,318)          (16,318)          16,318
ENDING BALANCE,
  June 30, 1995 ..............     $106,134     $22,711     $  1     $47,769,034     $ 25,095,180      $ 72,993,060      $12,137,838
                                   ========     =======     ====     ===========     ============      ============      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BAYOU STEEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1995
                                   (UNAUDITED)
1)      BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although Bayou Steel Corporation (the "Company") believes that disclosures made are adequate to ensure that information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report, Form 10-K, filed with the SEC on December 6, 1994 under File Number 33-22603.

        In the opinion of the Company, the accompanying unaudited consolidated financial statements present fairly the Company's financial position as of June 30, 1995 and September 30, 1994 and the results of its operations for the three-month and nine-month periods ended June 30, 1995 and 1994 and the cash flow statements for the nine-month periods ended June 30, 1995 and 1994.

        Since the recent acquisition of assets of Tennessee Valley Steel Corporation ("TVSC") did not constitute the acquisition of a business pursuant to the rules and regulations of the SEC, proforma and historical financial information was not presented as of June 30, 1995 and 1994.

        The results of operations for the nine-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results for the full year.

2)      ACQUISITION

        On April 28, 1995, the Company completed the acquisition of the assets of TVSC for $30.5 million, subject to post acquisition purchase price adjustments. The Company has estimated that the adjusted purchase price will be $27.2 million. The newly acquired assets has been named Bayou Steel Corporation (Tennessee) ("BSCT") and is a wholly owned subsidiary of the Company. The adjusted purchase price has been allocated to the assets based upon their estimated fair values, as follows (in thousands):

               Cash .............................   $8,000
               Receivable .......................      103
               Inventory ........................    2,547
               Property,Plant & Equipment .......   16,550
                                                   -------
                                                   $27,200
                                                   =======

        In addition to the allocation of the adjusted purchase price, additional acquisition costs of $906,000 for legal, consulting, and other expenditures were capitalized to property, plant and equipment. The Company intends to sell some of the acquired assets that cannot be utilized by the Company or BSCT; this will require the carrying cost of the remaining assets to be adjusted. Actual production began at BSCT's rolling mill in mid-July.

        The acquisition was initially financed with excess cash and borrowings from the Company's $30 million revolving line of credit. Within two months, the Company arranged permanent financing by placing a $10 million term loan (see
Note 6) and issuing of $15 million in redeemable preferred stock and warrants (see Note 9). In addition, the Company amended and restated the existing revolving line of credit which increased the available borrowings from $30 million to $45 million (see Note 7).

3)      INVENTORIES

        Inventories as of June 30, 1995 and September 30, 1994 consisted of the following:
                                              (UNAUDITED)            (AUDITED)
                                                JUNE 30,           SEPTEMBER 30,
                                                 1995                  1994
                                             ------------          ------------
Scrap steel ........................         $  5,950,024          $  3,811,616
Billets ............................            3,769,485             1,854,211
Finished product ...................           37,545,741            35,651,158
LIFO adjustments ...................           (3,136,582)             (931,213)
                                             ------------          ------------
                                             $ 44,128,668          $ 40,385,772
Mill rolls, operating
  supplies and other ...............           19,347,147            16,759,778
                                             ------------          ------------
                                             $ 63,475,815          $ 57,145,550
                                             ============          ============

        The inventory valuations are based on LIFO estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined.

        The Company has not determined the method of accounting for inventory of the BSCT operation, however; this determination is expected prior to commencement of inventory sales at BSCT.

        Shapes, billets, scrap steel, and certain production supplies are pledged as collateral against the Company's line of credit.

4)      PROPERTY, PLANT AND EQUIPMENT

        The property, plant and equipment of TVSC was acquired for $17.5 million on April 28, 1995. Capital expenditures for normal operations totaled $8.8 million and $1.6 million during the nine-month periods ended June 30, 1995 and 1994, respectively. As of June 30, 1995, the estimated costs to complete authorized projects under construction or contract amounted to $1.7 million.

        Betterments, improvements, and additions on property, plant and equipment are capitalized at cost. Interest during construction of significant additions is capitalized. Interest of $238,000 and $46,000 was capitalized during the nine-month periods ended June 30, 1995 and 1994, respectively. Interest of $69,000 was capitalized during the fiscal year ended September 30, 1994. The depreciation method for the newly acquired property, plant and equipment for BSCT has not yet been determined.

5)      OTHER ASSETS

        Other assets consist of financing costs associated with the issuance of long-term debt, redeemable preferred stock, and the Company's revolving line of credit (see Notes 6, 7 and 10) which are being amortized over the lives of the related transaction. During the third quarter of fiscal 1995, the Company wrote off $165,000 of other assets related to the previously existing revolving line of credit. The Company also capitalized $2,176,000 of deferred financing costs related to the term loan, redeemable preferred stock, and the amended and restated revolving line of credit in the third quarter of fiscal 1995. During the second quarter of fiscal 1994, the Company wrote off $953,000 of other assets related to the 14.75% Senior Secured Notes (the "14.75% Notes") and capitalized $3,279,000 of deferred financing costs related to the 10.25% First Mortgage Notes (the "10.25% Notes"). Amortization expense was $668,000 and $389,000 for the nine-month periods ended June 30, 1995 and 1994. Amortization expense was $553,000 for the fiscal year ended September 30, 1994.

6)      LONG-TERM DEBT

        On June 20, 1995, the Company entered into a five-year term loan agreement of $10 million for the Company's wholly owned subsidiary, BSCT. The proceeds received from the term loan were used to repay the loan outstanding under the Company's revolving credit facility which had been incurred to acquire substantially all of the assets of TVSC. The term loan is partially secured by the Company's accounts receivable. The term loan agreement calls for quarterly principal payments of $750,000 beginning June 30, 1997 through March 31, 1999 and $1,000,000 million beginning June 30, 1999 through December 31, 1999. The remaining $1,000,000 million principal payment is due on the final maturity date. The term loan shall bear interest on a sliding scale based on the quarterly leverage ratio which is defined indebtedness divided by EBITDA. Based on the third quarter leverage ratio, BSCT will accrue at LIBOR plus 2% or approximately 8% at current rates. As of June 30, 1995, BSCT accrued interest at a rate of 8.3125%. Term loan interest is payable quarterly.

        On March 3, 1994, the Company issued $75 million of the 10.25% Notes due in 2001. The proceeds were used to redeem and defease the 14.75% Notes and to repay the borrowings under the new revolving line of credit. The remaining proceeds are being used to implement a capital expenditure program directed toward cost reduction and general working capital purposes.

7)      SHORT-TERM DEBT

        On June 20, 1995, the Company entered into an amendment and restatement of its revolving line of credit agreement which will be used for general corporate purposes. The terms of the amended and restated agreement call for available borrowings up to $45 million, including outstanding letters of credit using a borrowing base of receivables and inventory. Based on these criteria, the amount available as of June 30, 1995 was $30 million. The agreement is secured by inventory and accounts receivable at interest rates on a sliding scale based on the quarterly leverage ratio which is defined indebtedness divided by EBITDA. Based on the third quarter leverage ratio, the Company will accrue at LIBOR plus 2% or approximately 8% at current rates. As of June 30, 1995, the interest rate was 8.3125%. The terms of the loan agreement impose certain restrictions on the Company, the most significant of which require the Company to maintain a minimum interest coverage ratio and limit the incurrence of certain indebtedness. There were no outstanding borrowings under the line of credit as of June 30, 1995. The line of credit was used for interim financing of the assets of TVSC. As a result, the maximum amount outstanding during the three-month and nine-month periods ended June 30, 1995 was $23.2 million. The average borrowings were $8,800,000 and $2,955,000 for the three-month and nine-month periods ended June 30, 1995, respectively. The weighted average interest rate was 8.92% for the third fiscal quarter and nine-month period ended June 30, 1995.
                                     Page 10

8)      TAXES

        As of September 30, 1994, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $319.0 million and $292.9 million available to offset against regular tax and alternative minimum tax, respectively.

        The NOLs will expire in varying amounts through fiscal 2009. A substantial portion of the available NOLs, approximately $203 million, expires by fiscal 2000. In addition, the Company has $22.0 million of future tax benefits attributable to its tax benefit lease which expires in 1996 and which may, to the extent of taxable income in the year such tax benefit is produced, be utilized prior to the NOLs. The current provision for income taxes for the nine-month period ended June 30, 1995 represents the alternative minimum tax estimated to be due based on the current quarter's income.

9)      PREFERRED STOCK AND WARRANTS

        On June 20, 1995, the Company completed the issuance and sale of preferred stock and warrants to purchase common stock for $15 million. The Company issued 15,000 shares of its redeemable preferred stock and warrants to purchase six percent of the Company's Common Stock (or 822,423 Class A shares) at a nominal amount. The Company valued the 15,000 shares of preferred stock sold at $12,121,520, after deducting $2,878,480 for the market value of the warrants issued.

        The holders of the preferred stock are entitled to receive quarterly dividends at a rate of 14.5% per annum. If a quarterly dividend payment is not made by the end of a quarter, the rate will increase by 3%. In addition, the holders have a right to additional warrants in the event that any two consecutive quarterly payments are missed or other defined issuance events exist. As of June 30, 1995, the Company accrued dividends at a rate of 14.5%. The carrying amount of the preferred stock will increase by periodic accretion of the difference between the fair value of the stock at the date of issuance and the redemption value from 1995 through the mandatory redemption date based on the interest method. The terms of the stock purchase agreement impose certain financial covenants which are generally related to covenants in the revolving line of credit or the 10.25% Notes.

        The preferred stock is mandatorily redeemable by the Company in seven years after issuance; however, the Company can redeem at any time on and after June 20, 1997, initially at 113.0% of the outstanding balance, plus accrued dividends to the date of redemption, and declining ratably to par on June 20, 2002.

10)     COMMON STOCKHOLDERS' EQUITY

        Common stock and common stock equivalents as of June 30, 1995 consisted of:
                                       Class A          Class B         Class C
                                      ----------       ---------       ---------
Authorized .......................    24,271,127       4,302,347          100
Outstanding, at end of quarter ...    13,707,030       2,271,127          100
Average outstanding for quarter ..    12,975,987       2,271,127          100

11)     EARNINGS PER SHARE

        Earnings per common and common equivalent share are calculated based upon the weighted average number of common shares and common stock equivalents outstanding during the three-month periods and the nine-months period ended June 30, 1995 and 1994. In connection with the issuance of redeemable preferred stock

                                     Page 11

on June 20, 1995 as discussed in note 9, the Company reserved 822,423 shares of its Class A Common Stock for issuance upon exercise of the outstanding warrants at a nominal exercise price. These warrants are considered common stock equivalents in calculating earnings per common and common equivalent share for the quarter and nine-month period ended June 30, 1995. The average shares, including equivalents, outstanding for the quarter and nine-month period ended June 30,1995 were 12,975,987 and 12,915,067, respectively. Actual common shares outstanding for the quarter and nine-month period ended June 30, 1994 were 12,884,607.

12)     MISCELLANEOUS

        Miscellaneous for the nine-month periods ended June 30, 1995 and 1994 included the following:
                                                JUNE 1995             JUNE 1994
                                                ---------             ---------
Discounts earned ...................            $ 167,187             $ 199,697

Provision for bad debts ............             (142,902)             (183,793)

Other ..............................              116,719                86,723
                                                ---------             ---------
                                                $ 141,004             $ 102,627
                                                =========             =========
13)     COMMITMENTS AND CONTINGENCIES

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

        The Union has initiated two inspections of the Company's facilities and records by the Environmental Protection Agency (the "EPA"), which were completed in June of 1994 and February of 1995. The EPA has recently issued its report to the Louisiana Department of Environmental Quality which initially requested the assistance of the EPA. The EPA did not find any evidence of buried hazardous waste as the Union alleged.
                                     Page 12

        The Union also initiated a wall-to-wall inspection of the Company's facilities by the Occupational & Safety Health Administration (the "OSHA"), which was completed in November of 1994. The OSHA report was recently received and the Company received various citations and was fined $160,500; the Company has contested the citations. OSHA officials have stated that none of what was found "showed blatant disregard for safety" and that none of the violations were deemed "willful". Pursuant to the Company contesting the OSHA citation, OSHA has scheduled a hearing on this matter for September 14, 1995. The Company had previously accrued a loss contingency for its estimate of the ultimate liability arising from these inspections as of June 30, 1995.

     The Union's corporate campaign against the Company continues on many different fronts. The Union recently appealed to the states of Louisiana and Tennessee to take away tax exemptions/grants from the Company; neither attempt was successful. The Union also attempted to disrupt the Company's activities to secure permanent financing for the acquisition of the assets of TVSC. The Company expects activities of this sort to continue.

ENVIRONMENTAL

        The Company is subject to various Federal, state and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solids and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in some respects have not met all of the applicable standards promulgated pursuant to such laws and regulations. At this time, the Company believes that it is in compliance in all material respects with applicable environmental requirements and that the cost of such continuing compliance under current operations will not have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. Under a full two furnace operation, the Company may be required to make an additional capital investment to upgrade the air pollution control equipment in order to maintain compliance with current and future regulations. The Company currently has no mandated expenditures at its Louisiana facility to address previously contaminated sites. Prior to the Company's acquisition of the Tennessee facility, TVSC entered into a Voluntary Consent Agreement and Order (the "Voluntary Consent Order") under the Tennessee Department of Environment and Conservation voluntary clean-up program. The Company plans to enter into a similar voluntary order. The ultimate remedy and clean-up requirements, if any, will be dictated by the results of human health and ecological risk assessments which are part of a required Remedial Investigation/Feasibility Study. The purchase agreement between the Company and TVSC provides for withholdings in escrow to be applied to any costs incurred by the Company for remediation under the Voluntary Consent Order. Also, the Company is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation. At June 30 1995, the Company has accrued a loss contingency for environmental matters.

OTHER

     The Company does not provide any post-employment or post-retirement benefits to its employees.

        There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially effect its financial position.
                                     Page 13

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

        The Company earned $2.8 million before accretion and dividends on preferred stock in the third quarter of fiscal 1995 compared to an income of $2.3 million for the comparable period of fiscal 1994. During the first nine months of fiscal 1995 the Company earned $10.1 million before accretion and dividends on preferred stock compared to an income before extraordinary items of $1.9 million for comparable periods of fiscal 1994. The improvements in the Company's results were due to three significant factors. First, metal margin, the difference between shape selling price and raw material ("scrap") cost, increased. And second, shape shipments increased. Third, conversion costs (the cost to convert raw material into finished product) were significantly lower. Offsetting these improvements were the pre-start-up expenses of the acquired Tennessee facility, increases in additive and alloy costs, and an unusual adjustment in scrap inventories.

        The extraordinary loss in 1994 was due to refinancing the previous 14 3/4% debt with 10 1/4% first mortgage notes. The refinancing allowed the Company to repay the outstanding loans under the Company's revolving credit facility, implement a cost savings program through capital expenditures, and provide additional working capital. The accretion and dividends on the preferred stock is the result of the Company issuing $15 million in preferred stock and warrants as part of the financing of the acquisition of the assets of Tennessee Valley Steel Corporation ("TVSC").

        The Tennessee facility, since the acquisition on April 28, 1995, has incurred expenses of $741,000 of which $228,000 was for interest. The Tennessee facility began production in mid-July. (see "INVESTING ACTIVITIES- Acquisition of Assets and Second Furnace").

        The following table sets forth shipment and sales data for the periods indicated.
                                       THIRD QUARTER ENDED   NINE MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       -------------------   -------------------
                                         1995       1994       1995       1994
                                       --------   --------   --------   --------
Net Sales (in thousands) ...........   $ 47,386   $ 44,877   $140,760   $119,088
Shape Shipment Tons ................    129,194    120,715    381,312    328,605
Shape Selling Price Per Ton ........   $    363   $    342   $    358   $    335
Billet Shipment Tons ...............         70     13,543     10,989     32,800
Billet Selling Price Per Ton .......   $    244   $    226   $    235   $    225

A.      SALES

        Net sales in the third quarter and first nine months of fiscal 1995 increased, compared to the same periods of fiscal 1994, by 5.6%, or $2.5 million, and 18.2%, or $21.7 million, respectively. The increases were the result of increased shape shipments and prices.

        SHAPES - The shape shipment increases in the third quarter and first nine months of fiscal 1995 compared to the same periods of fiscal 1994 are attributable to a strong economy and to an improved product mix which enabled the Company to respond to customer demand. Exports to Mexico and overseas continue to be minimal, while exports to Canada were approximately 9% of shipments for the third quarter and first nine months of fiscal 1995. This is an improvement of 3% compared to the same periods of last year. The backlog of orders at June 30, 1995 was 94% higher than a year earlier and was a record for the Company. Shipments are expected to be strong for the remainder of the fiscal year but not
                                     Page 14

as strong as the previous two quarters due to seasonality and a slightly slowing economy.

        Shape prices increased by 6.1%, or $21 per ton, in the third quarter and 6.9%, or $23 per ton, for the first nine months of fiscal 1995 compared to the same period of fiscal 1994. These higher prices were primarily in response to a strong market demand. The selling price for the third quarter was the highest in the history of the Company. There was another price increase of $10 per ton announced early in the fourth quarter on standard and wide flange beams. The selling price of shapes, towards the end of fiscal 1994 and into fiscal 1995, began to be influenced more by the strong market and less by scrap cost as was the case during the first half of fiscal 1994, resulting in an improvement in metal margin. The metal margin for the third quarter was the highest in the history of the Company. The metal margin for the first nine months of fiscal 1995 was the highest since the same periods of fiscal 1989.

        Since the Tennessee facility did not start production until mid-July, there were no sales from that subsidiary. The Company does expect some shipments from the Tennessee facility in the fourth quarter although most of the production will be used to develop a marketable inventory mix.

        BILLETS - Shipments of billets, the Company's semi-finished product, decreased 13,473 tons and 21,811 tons in the third quarter and first nine months of fiscal 1995 compared to the same periods of fiscal 1994, respectively, due to lack of availability of billets for sale. More billets were used in the Company's rolling mill due to higher production levels, resulting in fewer billets available for customers. Billet sales are expected to be minimal in the fourth fiscal quarter due to the continued high productivity of the rolling mill and the acquisition of the Tennessee facility's rolling mill (see "INVESTING ACTIVITIES - Acquisition of Assets"), which will increase the Company's requirements for billets.

B.      COST OF SALES

        Cost of sales was 86.3% of sales for the third quarter of fiscal 1995 compared to 88.5% of sales for the same period of fiscal 1994; cost of sales was 85.8% of sales for the first nine months of fiscal 1995 compared to 90.8% for the same period of fiscal 1994. The improvements were due to shape selling prices increasing more than the scrap prices. Also contributing to the improvements were the reductions in conversion costs. Cost of sales had been favorably impacted by approximately $0.25 million per quarter due to a contract with the State of Louisiana to abate certain taxes; this agreement expired at the end of the second fiscal quarter of 1995.

        The major component of cost of sales is scrap. Scrap cost in the third quarter and first nine months of fiscal 1995 increased by 5.1% and 2.6%, respectively, compared to the same periods of last year. Demand for scrap remains strong and supply has tightened during the third fiscal quarter. Scrap mix may be affected in the fourth quarter due to mechanical problems in the scrap yard. Another component of raw material cost is additive, alloys, and flux ("AA&F"). AA&F cost increased in the third quarter and first nine months of fiscal 1995 by 22.4% and 3.5%, respectively, compared to the same periods of fiscal 1994 mainly due to price. AA&F prices have recently increased significantly due to reduced product availability which was caused by an antidumping suit against foreign markets utilized by the Company. This caused high duties on imported AA&F making it more costly to import AA&F. Also contributing to the higher prices is the increase in domestic demand due to the high steelmaking capacity utilization. Prices are expected to be firm for the remainder of the fiscal year.
                                     Page 15

        Another significant portion of cost of sales is conversion costs, which include labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton in the third quarter and first nine months of fiscal 1995 improved 3.3% and 2.5% compared to the same period of fiscal 1994 due to improvements in the price of natural gas and power, reduced consumption of power and supplies, and increased productivity. Late in the third fiscal quarter of 1995, the Company took a two week planned shutdown for major maintenance and installation of capital improvements. One of the projects completed in the melt shop was the Eccentric Bottom Tapping ("E.B.T.") furnace which will increase production and reduce conversion cost through reduced consumption of power and supplies. The start-up of the E.B.T affected productivity due to the learning curve. In addition, costs were impacted as the Company hired and trained the crew for the second furnace. Minor start-up problems after shutdown in the rolling mill have resulted in some production delays and higher production costs in June. Conversion costs in the fourth quarter will be affected by the start-up of the Company's previously idle second furnace, the continued learning process on the E.B.T, and the start-up of the Tennessee rolling mill. Also, the fourth quarter conversion cost may be affected by the start-up and learning curve associated with the shredder and the remainder of the capital projects expected to be completed before fiscal year end (see "INVESTING ACTIVITIES- Capital Expenditures").

        There were also several variances that adversely affected the cost of sales as a percentage of sales: First, shipping, dock, and stocking location operating costs were higher than the comparable prior year periods due to the higher shipment volume and extra freight expense caused by the lock closure in Chicago. Second, the Tennessee facility incurred $379,000 in expenses in anticipation of start-up in mid-July. And third, an unusual scrap fire and inventory adjustment increased cost of goods sold by $0.5 million.

C.      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Selling, general and administrative expenses increased in the third quarter and first nine months of fiscal 1995 compared to the same period of the last fiscal year by $538,000 and $970,000, respectively, due to the increase in amortization expense, the addition of the Tennessee facility, and franchise tax. The amortization expense of deferred financing costs increased approximately $114,000 for the current fiscal year due to the 10.25% Notes which were issued late in the second quarter of last year. Also, deferred financing cost of $165,000 of the previous line of credit were written off this quarter since the line of credit was amended and restated. Selling, general and administrative expenses for the Tennessee facility were $134,000.

D.      NON-PRODUCTION STRIKE EXPENSES

        Strike-related expenses for the third quarter and first nine months of fiscal 1995 were approximately the same as comparable periods of last year. For the first nine months of fiscal 1995, the Company's strike-related expenses, primarily security and legal, averaged approximately $80,000 per month. Future strike expenses should not exceed $100,000 per month.

E.      OTHER INCOME (EXPENSE)

        Interest expense increased slightly in the third quarter and first nine months of fiscal 1995 compared to the same period of fiscal 1994 mainly due to $228,000 of additional interest expense in the third quarter for the acquired Tennessee facility. Capitalized interest increased in the third quarter and first nine months of fiscal 1994 by $109,000 and $192,000, respectively, compared to the same periods of last year due to the major capital projects currently under construction at the Louisiana plant. The Company accrued interest on $48.9 million of the now redeemed 14.75% Notes in the first quarter of fiscal 1994 at
                                     Page 16

a rate of 14.75%. The Company accrued interest on $75 million 10.25% First Mortgage Notes due 2001 at a rate of 10.25% during the first nine months of 1995 and the last nine months of fiscal 1994. Interest income improved in the third fiscal quarter and first nine months of fiscal 1995 compared to the same period last year due to increased overall cash to invest and improved short-term interest rates. Miscellaneous income decreased in the third quarter of fiscal 1995 compared to the same period of the last fiscal year by $165,000 mainly due to a favorable adjustment in the provision for bad debts in fiscal 1994 due to improving market conditions, resulting in fewer bad debts. The improving market conditions carried into fiscal 1995.

F.      NET INCOME

        The Company's results improved by $0.5 million and $8.3 million in the third fiscal quarter and first nine months of 1995 compared to the same periods of fiscal 1994, respectively. The primary reasons for the improvement are increased shipments, improved margins, and reduced conversion costs.

LIQUIDITY AND CAPITAL RESOURCES

A.      CASH AND WORKING CAPITAL

        The Company ended the third fiscal quarter with $11.1 million in cash and with current assets exceeding current liabilities by a ratio of 4.35 to
1.00. Working capital increased by $10.4 million to $75.6 million during the nine months ended June 30, 1995. The increase in working capital was due to increases in inventory, receivables, and cash.

        In the first nine months of fiscal 1995, cash provided by operations was $5.8 million which was the result of net income and an increase in accrued liabilities. This was partially offset by the increase in inventories and accounts receivables (due to increased sales). Inventory of $2.5 million was purchased with the acquisition of the Tennessee facility. Shape inventory decreased by approximately $5.0 million in June due to the planned shutdown for major maintenance and capital improvements but remained relatively unchanged compared to September 30, 1994. Scrap increased by approximately $3 million compared to September 30, 1994 due to the continued receiving of scrap during the June shutdown in anticipation of increased production of billets to use in the Tennessee facility. Inventories are expected to increase with the increased production at the Tennessee facility.

B.      INVESTING ACTIVITIES

ACQUISITION OF ASSETS AND SECOND FURNACE

        On April 28, 1995, the Company purchased substantially all of the assets of TVSC for a purchase price of $27.2 million, after deducting estimated postacquisition adjustments and capitalizing some acquisition costs. The purchase price included land, buildings, equipment, inventory, receivables, and $8 million in cash. The assets are owned by a new wholly owned subsidiary named "Bayou Steel Corporation (Tennessee)" ("BSCT"). BSCT's rolling mill will produce both rebar and merchant bar shapes. The merchant bar product mix of BSCT extends and complements the Company's product line.

        The acquisition was temporarily financed with a combination of existing cash and the line of credit. The permanent financing consisted of a $10 million term loan and an issuance of $15 million in preferred stock and warrants. Additionally, the current line was amended and restated to provide a $45 million line of credit.
                                     Page 17

        Since the acquisition of the rolling mill in Tennessee on April, 28 1995, the plant remained substantially idle awaiting permanent financing. On June 20, 1995, permanent financing was completed. Hiring and training of new employees commenced. A one-shift operation began in mid-July and full operating mode is expected in October. The Company expects to spend approximately $6 million on various capital projects in the first 18 months of its operations to reduce costs and increase productivity. The Company expects several quarters of start-up losses at BSCT, thereby reducing the consolidated earnings of the Company.

        The Company intends to supply billets to the technologically advanced Tennessee rolling mill. In mid-June, the Company began hiring and training a crew in anticipation of starting the idled second furnace in Louisiana. The Company spent approximately $1 million in capital expenditures on the second furnace and began production in mid-July. The two furnaces have operated at the expected productivity levels. The Company intends to spend up to $3 million in additional capital over the next 18 months on the second furnace so that it will have the same cost efficiencies as the first furnace.

CAPITAL EXPENDITURES

        Capital expenditures, excluding the acquisition of BSCT, amounted to approximately $9 million in the first nine months of fiscal 1995. The $9.2 million capital program directed toward cost reduction is expected to be completed by fiscal year end. Of the $9.2 million commitment for five capital projects, $7.5 million has been spent cumulative through June 30, 1995. The shredder and E.B.T. were completed late in the third quarter. The off-line sawing system / conveyor, the shipping bay rail spur / plant layout, and the rolling mill straightener in the rolling mill are expected to be completed by the end of the fourth quarter of fiscal 1995.

C.      FINANCING

         On June 20, 1995, the Company completed the issuance and sale of 15,000 shares of its redeemable preferred stock, par value $0.01 per share ("Preferred Stock"), and warrants to purchase, at a nominal exercise price, six percent of the Company's Common Stock to an investor for $15 million.

        The Preferred Stock is mandatorily redeemable by the Company seven years after issuance and requires the payment of quarterly dividends, at a rate of 14.5% per annum. The Company intends to declare and pay quarterly dividends on the Preferred Stock unless prohibited by some condition in its loan agreements. In addition, upon certain adverse events encountered by the Company, such holders will have the right to additional warrants.

        Simultaneously with the sale of the Preferred Stock and warrants, the Company entered into a five-year term loan agreement of $10 million for the Company's wholly owned subsidiary, BSCT. The proceeds received from the term loan were used to repay the loan outstanding under the Company's revolving facility which had been incurred to acquire substantially all of the assets of TVS. The term loan is partially secured by Bayou Steel Corporation's ("BSC") accounts receivable. The term loan agreement calls for quarterly principal payments of $750,000 to begin on June 30, 1997 through March 31, 1999 and quarterly payments of $1,000,000 beginning June 30, 1999 through the maturity date. The term loan shall bears interest on a sliding scale based on the quarterly leverage ratio which is defined indebtedness divided by EBITDA. Based on the third quarter leverage ratio, the Company will accrue at LIBOR plus 2% or approximately 8% at current rates.

        On June 20, 1995, the Company entered into an amended and restatement of its revolving line of credit agreement which will be used for general corporate purposes. The terms of the amended and restated agreement call for available

                                     Page 18

borrowings up to $45 million, including outstanding letters of credit using a borrowing base of BSC's receivables and inventory. Based on these criteria, the amount available as of June 30, 1995 was $30 million. The five year revolving line of credit bears interest on a sliding scale based on the quarterly leverage ratio which is defined indebtedness divided by EBITDA. The terms of the loan agreement impose certain restrictions on the Company, the most significant of which require the Company to maintain a minimum interest coverage ratio and limit the incurrence of certain indebtedness. There were no outstanding borrowings under the line of credit as of June 30, 1995.

        All of the $75 million 10.25% Notes are classified as long-term debt. There are no principal payments due on the 10.25% Notes until maturity in 2001. The Company currently intends to refinance the 10.25% Notes on or before the maturity date in 2001. The Indenture under which the Notes are issued ("the Indenture") contains a covenant which restricts the Company's ability to incur additional indebtedness. Under the Indenture, the Company may not incur additional indebtedness unless its Interest Expense Coverage Ratio for the trailing 12 months would be greater than 2.00 to 1.00 after giving effect to such incurrence. As of June 30, 1995, the Interest Expense Coverage Ratio was
3.44 to 1.00.

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

INFLATION

        The Company is subject to increases in the cost of energy, supplies, salaries and benefits, additives, alloy and scrap due to inflation. Shape prices are influenced by supply, which varies with steel mill capacity and utilization, and market demand.
                                     Page 19

                           PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             11 -  Calculation of Primary Earnings Per Share.

             99 - Financing for the Purchase of Tennessee Valley Steel Corporation. (Incorporated herein by reference to 8-K filed June 20 1995.)

        (b)  Reports on Form 8-K

             Item 5 OTHER EVENTS

                - Financing for the Purchase of Tennessee Valley Steel Corporation. (Dated June 20, 1995.)

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYOU STEEL CORPORATION

By  /s/ RICHARD J. GONZALEZ
        Richard J. Gonzalez
        Vice President, Chief Financial Officer,
        Treasurer, and Secretary

Date:   August 10, 1995