Form 10-K405
period 1995-09-30
BAYOU STEEL CORP
filed 1995-12-14
CIK 807877

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995    COMMISSION FILE NUMBER: 33-22603

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (504) 652-4900
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
         TITLE OF EACH CLASS                NAME OF EXCHANGE ON WHICH REGISTERED
Class A Common Stock, $.01 par value              American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               TITLE OF EACH CLASS
                      10 1/4% First Mortgage Notes due 2001

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

     The aggregate market value and the number of voting shares of the registrant's common stock outstanding on October 31, 1995 was:

                                                               SHARES OUTSTANDING HELD BY                MARKET VALUE
                 TITLE OF EACH CLASS                   ------------------------------------------           HELD BY
                   OF COMMON STOCK                         AFFILIATES            NON-AFFILIATES         NON-AFFILIATES
              -----------------------                  -----------------      -------------------       --------------
              Class A, $.01 par value..............       1,357,997                9,255,383              $41,649,224
              Class B, $.01 par value..............       2,271,127                        0                  N/A
              Class C, $.01 par value..............             100                        0                  N/A

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated herein by reference in Part III and portions of the registrant's 1995 Annual Report filed as an exhibit, are incorporated herein by reference in Part II hereof.
================================================================================

                             BAYOU STEEL CORPORATION

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I
     ITEM 1.      BUSINESS..................................................................................      1
                      General...............................................................................      1
                      Manufacturing Process and Facilities..................................................      1
                      Products..............................................................................      2
                      Customers.............................................................................      2
                      Distribution..........................................................................      3
                      Markets and Sales.....................................................................      3
                      Strategy..............................................................................      4
                      Competition...........................................................................      5
                      Raw Materials.........................................................................      6
                      Energy................................................................................      7
                      Environmental Matters.................................................................      7
                      Safety and Health Matters.............................................................      9
                      Strike and Impact Upon the Company....................................................      9
                      Employees.............................................................................     11
     ITEM 2.      PROPERTIES................................................................................     12
     ITEM 3.      LEGAL PROCEEDINGS.........................................................................     12
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................     12

PART II
     ITEM 5.      MARKET FOR REGISTRANT'S CLASS A COMMON STOCK AND
                    RELATED STOCKHOLDER MATTERS.............................................................     13
     ITEM 6.      SELECTED FINANCIAL DATA...................................................................     14
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.....................................................     14
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................     14
     ITEM 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................................     14

PART III
     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS..........................................................     15
     ITEM 11.     EXECUTIVE COMPENSATION....................................................................     15
     ITEM 12.     OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT..............................................................................     15
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................     15

PART IV
     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K................................................................................     15

                                        i

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Bayou Steel Corporation (the "Company") owns and operates a steel minimill located on the Mississippi River in LaPlace, Louisiana ("BSCL") and a rolling mill in Harriman, Tennessee ("BSCT").

     BSCL is a leading producer of light structural steel products. The Louisiana minimill, constructed at a cost of $243 million in 1981, is one of the most modern facilities in the world in its product line and utilizes state-of-the-art equipment and technology. BSCL produces a variety of shapes, including angles, flats, channels, standard beams and wide flange beams at the Louisiana facility.

     On April 28, 1995, the Company purchased substantially all of the assets of Tennessee Valley Steel Corporation ("TVSC") located in Harriman, Tennessee, 37 miles west of Knoxville. The assets are owned by a new wholly owned subsidiary named "Bayou Steel Corporation (Tennessee)". BSCT's rolling mill produces both rebar and merchant bar shapes, including angles, channels, flats, rounds and squares. The merchant bar product mix of BSCT extends and complements BSCL's product line. BSCT began operation in July 1995.

     The term "minimill" refers to a relatively low-cost steel production facility which uses steel scrap, rather than iron ore, as its basic raw material. In general, minimills recycle scrap using electric arc furnaces, continuous casters and rolling mills. BSCL's minimill, which was owned and operated by Voest-Alpine A.G. until it was purchased by the Company in September 1986, includes a Krupp computer-controlled, electric arc furnace utilizing water-cooled sidewalls and roofs, two Voest-Alpine four-strand continuous casters, a computer supervised, Italimpianti reheat furnace and a 15-stand Danieli rolling mill. The rolling mill at BSCT includes a computer supervised reheat furnace, a 16-stand rolling mill, and an automated straightening, continuous cut-to-length, stacking, and bundling equipment.

     The Company sells its products to over 590 customers, most of which are steel service centers, in 44 states, Canada, Mexico and overseas. The Company also sells excess billets (which have not been rolled into shapes) on a worldwide basis to other steel producers for their own rolling or forging applications. In fiscal 1995, the Company sold 503,297 tons of shapes and 11,072 tons of billets.

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

     The address of the Company's principal place of business is 138 Highway 3217, P.O. Box 5000, LaPlace, Louisiana 70069 and its telephone number is (504) 652-4900.

MANUFACTURING PROCESS AND FACILITIES

     In its production process, BSCL uses steel scrap which is received by barge, rail, and truck, and then stored in a scrap receiving yard. The scrap is transported to BSCL's melt shop by rail car or truck and loaded into its furnace. The steel scrap is melted with electricity in a 75-ton capacity electric arc furnace which heats the scrap to approximately 3100oF. During the scrap melting and refining process, impurities are removed from the molten steel. After the scrap reaches a molten state, it is poured from the furnace into ladles, where adjustments of alloying elements and carbon are made to obtain the desired chemistry. The ladles of steel are then transported to one of two four-strand continuous casters in which the molten steel is solidified in water-cooled molds. The casters produce long strands of steel which are cut by torch into billets and moved to a cooling bed and marked for identification. After cooling, the billets are transferred to the Louisiana rolling mill for further processing. Excess billets are either shipped to BSCT via rail or sold to other processors, depending on market conditions.

     In the Louisiana rolling mill, the billets are reheated in a walking beam furnace with recuperative burners. Once the billets are heated to approximately 2000oF, they are rolled through up to fifteen mill stands which form the billets into the dimensions and sizes of the finished products. The heated finished shapes are stacked on a cooling bed and then straightened and cut into the appropriate customer lengths. The shapes are stacked into 21/2 to 5-ton bundles and placed in a climate controlled warehouse where they are subsequently shipped to the Company's stocking locations via barge, or to customers directly via truck, rail, or barge.

     The Tennessee rolling mill uses steel billets which will be received by rail, truck, or barge and then stored in a billet yard. The billets are reheated in a pusher reheat furnace with recuperative burners before being rolled. Once the billets are heated to approximately 2000oF, they are rolled through up to 16 mill stands which form the billets into the dimensions and sizes of the finished products. The heated finished shapes are placed on a cooling bed, and straightened and cut into the appropriate customer lengths. The shapes are then stacked into approximately 21/2 ton bundles and placed in a warehouse where they are subsequently shipped to customers directly via truck or rail.

PRODUCTS

     The Louisiana facility produces a variety of light structural steel products and the Tennessee facility produces a wide range of merchant bar shapes and rebar.

                                                                        SIZE RANGE (IN INCHES)
                                                              ----------------------------------------
                                 PROFILE                           TENNESSEE              LOUISIANA
                  ----------------------------------------    ------------------        --------------
                  Equal Angles                                    3/4-2               3-6
                  Flats                                           1-3                 4-8
                  Channels                                        1-3                 3-8
                  Squares                                         1/2-1 1/2           N/A
                  Rounds                                          1/2-2               N/A
                  Unequal Angles                                  N/A                 4-7
                  Rebar (#3-#11)                                  3/8-1 3/8           N/A
                  Standard Beams                                  N/A                 3-6
                  Wide Flange Beams                               N/A                 4-6

     The merchant bar shapes, rebar, and light structural shapes produced by the Company have a wide range of commercial and industrial applications, including the construction and maintenance of petrochemical plants, barges and light ships, railcars, trucks and trailers, rack systems, tunnel and mine support products, joists, sign and guardrail posts for highways, power and radio transmission towers, and bridges. Rebar is used in highway and bridge construction, concrete structures such as parking garages, and home construction for driveways, sidewalks and swimming pools.

     The Company plans to emphasize the merchant bar shapes and light structural shapes. Shape margins are historically considerably higher than those of rebar. BSCT will continue to opportunistically produce rebar. BSCT has the necessary flexibility to produce varying amounts of each product based on economic and market trends.

     The Company's shapes are produced to various national specifications, such as those set by the American Society for Testing and Materials ("ASTM"). In addition, the Company is one of a few minimills that is approved by the American Bureau of Shipping ("ABS") and is certified for nuclear applications. The Company's products are also certified for state highway and bridge structures.

CUSTOMERS

     The Company has over 590 customers in 44 states, Canada, Mexico and overseas. The majority of the Company's shape products (approximately 72% in fiscal 1995) are sold to steel service centers, while the remainder are sold to original equipment manufacturers (approximately 17% in fiscal 1995) and export customers (approximately 11% in fiscal 1995). Steel service centers purchase nearly 30% of all carbon industrial steel products produced in the United States. Steel service centers warehouse steel products from various minimills and integrated mills and sell combinations of products from different mills to their customers. Some steel service centers also provide additional labor intensive-value added services such as fabricating, cutting or selling steel by the piece rather than by the bundle. Much of the merchant bar product from the recently acquired Tennessee rolling mill will be sold to the Company's existing customer base. Rebar, when produced, will be selectively sold to a few customers who are not necessarily part of the existing customer base.

     In fiscal 1995, the Company's top ten customers accounted for approximately 40% of total shipments. No single customer accounted for 10% of total sales. The Company believes that it is not dependent on any customer and that it could, over time, replace lost sales attributable to any one customer.

DISTRIBUTION

     BSCL's steelmaking facility in Louisiana, which includes a deep-water dock, is strategically located on the Mississippi River, which the Company believes gives it transportation cost advantages because it can ship its product by barge, the least costly method of transportation in the steel industry. The Company does expect barge rates to increase significantly in 1996 due to the continued demand for barges. Furthermore, BSCL operates three inventory stocking warehouses in Chicago, Tulsa and Pittsburgh, which supplement its operations in Louisiana and Tennessee. These facilities, each of which includes an inland waterway dock, enable the Company to significantly increase its marketing territory by providing storage capacity for its finished products in three additional markets and by allowing the Company to meet customer demand far from its minimill facility on a timely basis. The Company believes that the location of its minimill on the Mississippi River, and its network of inland waterway warehouses, enable it to access markets for its products that would otherwise be unavailable to the Company.

     BSCL's deep-water dock at its Louisiana manufacturing facility on the Mississippi River enables the Company to load vessels or ocean-going barges for overseas shipments, giving the Company low cost access to overseas markets. (Additionally, the dock enables the Company to access scrap from the Caribbean and South and Central America.) Since the minimill is only 35 miles from the Port of New Orleans, smaller quantities of shapes or billets can be shipped overseas on cargo ships from that port. Relative to its domestic competitors, the Company believes it has a freight cost advantage over land-locked minimills in serving the export market. This advantage permits the Company to compete with foreign minimills in certain export markets. In addition, the Company makes rail shipments to some customers, primarily those on the West Coast and in Mexico. With the recent completion of a rail spur into the warehouse, the Company expects to expand rail shipment.

     BSCT's mill in east Tennessee fills a geographic void for the Company. BSCT provides new access for the Company to the Appalachian states and the lower midwest, plus additional access to the upper midwest, the southeast and the mid-Atlantic. During economic downturns, BSCT's product line can be distributed through the Company's LaPlace facility or through its distribution centers in Chicago, Pittsburgh, and Tulsa. BSCT's location is accessible by all forms of transportation; the plant is in close proximity to two major interstate highways; four miles from a barge dock; and is situated on the main line of Norfolk Southern Railroad.

     The Company believes that the elimination of current duties in Canada and Mexico as a result of the passage of the North American Free Trade Agreement ("NAFTA") will increase the competitiveness of the Company's products compared to locally produced products in such countries. During fiscal 1995, 1994, and 1993, 10.3%, 7.6%, and 2.9%, respectively, of the Company's tons shipped were exported to Canada and Mexico. There can be no assurance, however, that there will be an increase in the Company's shipments to Canada and Mexico as a result of the passage of NAFTA.

MARKETS AND SALES

     According to the American Iron and Steel Institute, the domestic market demand for all structural steel shape products in 1994 was 5.5 million tons. The Company estimates that its share of the total domestic shapes market was approximately 8.1% in 1994. The Company believes that its share of the light structural steel shapes market (the primary market in which the Company competes) is much higher, and that it is one of the five largest producers in this market of light structural steel shapes in the U.S. The Company is marketing BSCT's merchant bar shapes mainly through its existing customer base. This has prevented heavy discounting as would be the case if the Company would have to buy a market share of BSCT's product line.

     The Company's products are sold domestically and in Canada, Mexico and overseas on the basis of price, availability, quality and service. The Company maintains a real-time computer information system, which tracks prices offered by competitors, as well as freight rates from its customers to both the Company's stocking locations and the nearest competitive facilities. In addition, the Company maintains a full product assortment of BSCL's production at its stocking locations to ensure availability of its product and operates on a predetermined production schedule that is provided to customers to assist customers in scheduling their purchases.

     Although sales of shapes tend to be slower during the winter months due to the impact of winter weather on construction and transportation, and during the late summer due to planned plant shutdowns of end-users, seasonality has not been a material factor in the Company's business. The Company's backlog of unfilled cancelable purchase orders for shapes, which typically are filled in approximately three months, totaled $40.9 million as of September 30, 1995 as compared to $41.3 million as of September 30, 1994. As of October 31, 1995, the Company's backlog totaled $39.5 million.

     The level of billet sales to third parties is dependent on the Company's internal billet requirements and worldwide market conditions, which may vary greatly from year to year. In the past three fiscal years, shipments of billets to third parties have ranged from 2% to 13% of the Company's total tonnage sales. Excess billets will either be shipped to the BSCT facility or will be sold to other processors.

STRATEGY

     The Company's strategy is to improve operating efficiencies and to reduce costs through capital at BSCL and to bring BSCT to full capacity within 12 to 18 months. The Company may also consider strategic acquisitions, such as the recent acquisition of the assets of TVSC, which complement or expand the Company's current operations.

     A.  BSCL

         The Company's principal operating strategy for BSCL is to improve operating results by continuing to reduce costs, including labor costs per ton, and increasing sales of higher margin shape products. In addition, BSCL has implemented a $10 million capital expenditure program to reduce its production costs and increase its melt shop and rolling mill capacity in fiscal 1996.

        OPERATING EFFICIENCIES. BSCL has lowered its labor cost per ton by $15 since fiscal 1992 and has lowered its labor costs per ton by $8 since fiscal 1993. The Company believes that it can continue to lower its labor costs per ton from fiscal 1995 levels by increasing productivity and shipments, reducing overtime, and implementing a productivity incentive plan. In addition, the Company's proposed labor agreement with the Union would further reduce labor cost per ton.

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

        CAPITAL IMPROVEMENTS. From fiscal 1987 through fiscal 1994, the Company spent an aggregate of approximately $51 million on capital projects. Most of these expenditures were directed toward establishing its stocking location distribution system, establishing a controlled warehouse environment to minimize surface rust, extending its product line by adding equipment to roll wide-flange beams, and complying with changing environmental regulations.

        In addition to normal maintenance programs, the Company initiated a $10 million capital expenditure program in late fiscal 1994 to reduce its production and operating costs and increase its melt shop and rolling mill capacity. The principal elements of this program are (i) an automobile shredder to enable the Company to shred car bodies on-site and reduce scrap costs, (ii) a modification of the furnace shell and tapping hole to increase furnace capacity and reduce consumption of materials, (iii) a steel straightener to improve production capacity in the rolling mill, (iv) an off-line sawing system and conveyor to further improve production capacity in the rolling mill, and (v) a shipping bay rail spur to reduce the handling of finished products. These projects were completed during the fourth quarter of fiscal 1995 and first quarter of fiscal 1996. However, cost during the initial stages of operations were high due to a learning curve and start-up expenses associated with operating new equipment; consequently, BSCL has not yet realized the full benefit from these projects. The Company believes that these capital projects, when fully implemented, would result in annual operating savings of approximately $3.3 million, depending on market conditions.

        Since the estimated operating cost savings from the Company's expected operating efficiencies and planned capital improvements are based upon a number of assumptions, estimated operating cost savings are not necessarily indicative of the Company's expected financial performance and increases in the cost of raw materials and other conversion costs may offset any operating cost savings to cause actual results to vary significantly. In addition, although the Company believes its assumptions with respect to its planned capital expenditure program to be reasonable, there can be no assurance that the estimated production cost savings of the Company's capital expenditure program will actually be achieved or sufficient demand for structural steel products will exist for the additional capacity.

     B. BSCT

        OPERATING CAPACITY. The Company's operating strategy for the recently acquired rolling mill at BSCT is to expand its merchant bar shape production. The Company did not restart the outdated Tennessee melting operations for purposes of supplying billets to the Tennessee rolling mill. BSCT's billet requirements are currently filled from either BSCL's excess billet capacity or outside purchases, depending on market conditions. Billets are shipped to the rolling mill in Tennessee, which is easily reachable by truck, rail and barge. The billets are then converted into rebar and merchant bar shapes. Overall annual production of BSCT is expected to reach 250,000 tons in 1997.

        TVSC rolled 79% rebar and 21% bar shapes during its last 12 months of operating the mill. The Company plans to emphasize the bar shape products. Management intends to roll predominately merchant bar shapes in fiscal 1996. Bar shape products have historically higher profit margins than rebar and the shapes produced at BSCT complement and enhance the Company's existing range of light structural shapes. Additionally, the Company intends to rationalize the product mix, producing only some of the 70 section sizes which the mill can produce so as to concentrate on higher margin, higher volume sizes.

        CAPITAL IMPROVEMENTS. The Company expects to spend approximately $6 million on various capital projects at the Tennessee facility in the first 18 months of operations to reduce costs and increase productivity. As of September 30, 1995 there were 120 employees and contractors at the Tennessee operation. The Company plans to reduce the workforce at BSCT to approximately 100 by the end of fiscal 1996.

     C. ACQUISITION PROGRAM AND TAX BENEFITS

        The Company may, from time to time, seek strategic acquisitions, such as the acquisition of the rolling mill from TVSC, in order to accelerate its growth, focusing on businesses which complement or expand the Company's current operations, such as businesses in the metals field or involving recycling operations. The Company is not presently engaged in negotiations with respect to any acquisition. As of September 30, 1995, the Company had approximately $316 million of regular net operating loss carryforwards which could be used to offset taxable earnings of the Company, including the earnings of acquired entities, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the "Tax Code"). See the Notes to the Consolidated Financial Statements.

COMPETITION

     The Company does not currently compete with minimill flat rolled or most domestic integrated steel producers.

     STEEL STRUCTURAL SHAPES. BSCL's location on the Mississippi River, as well as its stocking locations in three additional regions of the country, provide it with access to vast markets in the eastern, midwestern, southern, and central portions of the United States. As a result, the Company competes in the light structural shape market with several major domestic minimills in each of these regions. Depending on the region and product, the Company competes with, among others, Nucor Corporation, Structural Metals, Inc., North Star Steel Co., Northwestern Steel and Wire Company, and Lake Ontario Steel Corporation.

     BAR SHAPES. In fiscal 1997, the Company expects BSCT will sell 250,000 tons per year of bar shape products in a market that has ranged between 6.2 and 8.6 million tons during the last 10 years. Competitors in the region are Florida Steel, Structural Metals, Inc., Nucor Corporation, Birmingham Steel, Roanoke Electric, North Star Steel Co., and SMI/Owen Steel. While excess capacity of small bars exists in the market, the Company believes that BSCT's conversion costs will compare favorably with the competition.

     REBAR. BSCT will produce rebar in varying quantities depending on economic and market trends. BSCT's main competitor will be Florida Steel in Knoxville, TN. Florida Steel, however, fabricates a large portion of its rebar in competition with independent fabricators who are also customers of BSCT. Independent fabricators opting not to buy from a competitor may create a significant niche for BSCT's rebar. Other competitors include SMI/Owen Steel, Birmingham Steel, Nucor Corporation, and New Jersey Steel.

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

     The Company has initiated a program of buying directly from local scrap dealers and small peddlers for cash. Through this program, the Company has procured approximately 20% of its scrap at prices lower than those of large scrap dealers. The Company has also procured an automobile shredder which is located at a site adjacent to the plant. Mississippi River Recycling ("MRR"), a new division of the Company, began operating the automobile shredder in the fourth quarter of fiscal 1995. It is the Company's intention to expand MRR's business activities to processing other types of unprepared scrap which could be used by the Company or sold to other consumers of prepared scrap metal, generating additional revenues.

     The cost of steel scrap is subject to market forces, including demand by other steel producers. The cost of steel scrap to the Company can vary significantly, and product prices generally cannot be adjusted in the short-term to recover large increases in steel scrap costs. Over longer periods of time, however, product prices and steel scrap prices have tended to move in the same direction.

     The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as steel makers continue to expand scrap-based electric arc furnace capacity. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steelmaking. Such forms include direct-reduced iron, iron carbide and hot-briquetted iron. While such forms may not be cost competitive with steel scrap at present, a sustained increase in the price of steel scrap could result in increased implementation of these alternative technologies.

     In addition to steel scrap, BSCL consumes smaller quantities of additives, alloys and flux ("AAF"). AAF cost increased in the fourth quarter and fiscal 1995 by 20.0% and 7.4%, respectively, compared to the same periods of fiscal 1994 mainly due to price. AAF prices have recently increased significantly due to reduced product availability which was caused by an anti-dumping suit against foreign producers utilized by BSCL and its competitors. This caused high duties on imported AAF making it more costly to import AAF. Also contributing to the higher prices is the increase in domestic demand due to the high steel-making capacity utilization. This is a general market condition. The Company does not currently depend upon a single supplier for its AAF requirements.

     The Company has not experienced any shortages or significant delays in delivery of these materials. The Company believes that an adequate supply of raw materials will continue to be available.

ENERGY

     The Company's manufacturing process in Louisiana consumes large amounts of electrical energy. The Company purchases its electrical service needs from Louisiana Power and Light ("LPL") pursuant to a contract originally executed in 1980 and extended in 1995 for a six year period. The base contract is supplemented to provide lower cost off-peak power and known maximums in higher cost firm demand power. In addition, the Company receives discounted peak power rates in return for LPL's right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and during prior years have had negligible impact on operations; however, BSCL experienced an unusual number and duration of power curtailments in the fourth quarter of fiscal 1995 due to record heat levels in New Orleans. Due to the effect of a fuel adjustment provision in the contract with LPL, BSCL's energy expense could increase. However energy expense decreased by $1.1 million in fiscal 1995 compared to fiscal 1994. The Company believes that its utility rates at BSCL are very competitive in the domestic minimill steel industry. As one of LPL's largest customers, the Company has been able to obtain competitive rates from LPL. To a lesser extent, BSCL's manufacturing facility consumes quantities of natural gas via two separate pipelines serving the facility. BSCL purchases its natural gas on a month-to-month basis from a variety of suppliers. Historically, BSCL has been adequately supplied with electricity and natural gas and does not anticipate any curtailment in its operations resulting from energy shortages.

     BSCT's manufacturing process consumes large amounts of electrical energy. BSCT purchases its electricity from Tennessee Valley Authority ("TVA"). Historically, TVA has had one of the lowest power rates in the country. The Company has negotiated a favorable rate with TVA and has no reason to believe that a similar contract will not be renewed upon similar terms. The Harriman, TN, area is served by only two gas pipelines, (Tennessee Pipeline and East Tennessee Pipeline), both belonging to Tenneco. Currently, BSCT does not have a direct interconnect with either pipeline so all gas for the plant must be purchased from a Local Distribution Company ("LDC"). Thus, BSCT must pay the wellhead price plus transportation charges and the LDC mark up. Because BSCT has no direct interconnect with a pipeline, it must pay the LCD an additional $0.30 per MMBTU for the gas delivered to Harriman. The Company believes this premium adds approximately $1 per ton to BSCT's cost structure. However, Southern Natural Gas Pipeline plans to install transmission facilities in the Harriman area by the spring of 1996 which would improve the competitive situation significantly and enable the Company to purchase gas at more competitive rates.

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

     The Company plans to close two storm-water retention ponds at the BSCL's minimill. The Company has conducted limited analysis of the effluents running into and out of the ponds. This analysis confirms there is little potential for contamination. Based on this preliminary analysis, the Company does not believe that future clean up costs, if any, will be material. The Company has proposed a sampling plan to the Louisiana Department of Environmental Quality (the "LDEQ") to analyze the contents of the pond sediments. The results of such sampling could indicate a greater level of contaminants than suggested by the Company's limited testing. In such case, the costs of clean up could be higher than the Company now believes. Until such sampling is completed, however, it is impossible to estimate such costs.

     The Company's minimill is classified, in the same manner as similar steel mills in the industry, as generating hazardous waste due to the production of dust that contains lead, cadmium and chromium. The Resource Conservation and Recovery Act regulates the management of such emission dust from electric arc furnaces. The Company currently collects the dust resulting from its melting operation through an emissions control system and manages it through an approved waste recycling firm. The dust management costs were approximately $1.5 million in fiscal 1994 and $2.0 million in 1995, and are estimated to be approximately $2.1 million for fiscal 1996. The increase in cost is due primarily to increases in recycling costs and to increased steel production. In fiscal 1990, a small quantity of dust containing very low concentrations of radioactive material inadvertently entered the scrap stream on one occasion. All of the dust containing such material was captured by the emissions control system and is being held pending a decision as to its appropriate disposal. The Company has estimated that the ultimate cost of disposal of such dust will be approximately $500,000. There are at least five other steel mills in the United States storing such radioactive dust.

     The Company's future expenditures for installation of environmental control facilities are difficult to predict. Environmental legislation, regulations and related administrative policies are constantly changing. Environmental issues are also subject to differing interpretations by the regulated community, the regulating authorities and the courts. Consequently, it is difficult to forecast expenditures needed to comply with future regulations, such as those forthcoming as a result of the 1990 Amendments. Specific air regulations and requirements applicable to the Company have yet to be promulgated under the authority of the 1990 Amendments. Therefore, at this time, the Company cannot estimate those costs associated with compliance and the effect the upcoming regulations will have on the Company's competitive position, operations or financial condition. In fiscal 1995, the Company spent approximately $280,000 on various environmental capital projects, including those related to the 1990 Amendments. In fiscal 1996, the Company intends to spend approximately $1.3 million on various environmental capital projects, including those related to the 1990 amendments.

     On August 7, 1995 the Company received a Compliance Order issued by the Louisiana Department of Environmental Quality (LDEQ), Hazardous Waste Division. The compliance order results from an inspection of the BSCL's plant in February 1995, initiated by the striking workers of the United Steelworkers of America and conducted by the U.S. Environmental Protection Agency. The Company is required to take seven steps; identify the contents of an above ground tank; submit a one time written report concerning the incineration of hazardous waste; take further action to minimize the possibility of unplanned release of hazardous waste from drums with wire tops; transfer hazardous waste from a railcar and hopper loading building into containers in good condition; list names of all transporters of hazardous waste; document existing hazardous waste training for employees; provide an annual review for all existing hazardous waste training courses. The Company intends to comply with the enforcement action. No penalties were assessed. The Company believes that the corrective actions will have no material impact on its operations.

     TVSC, the prior owners of the BSCT facility, had entered into a Consent Agreement and Order (the "Voluntary Consent Order") under the Tennessee Department of Environmental and Conservation's voluntary clean-up program. The Company, in acquiring the assets of TVSC, has entered into a similar Voluntary Consent Order. The ultimate remedy and clean-up goals will be dictated by the results of human health risk assessment and the ecological risk assessment which are part of a required Remedial Investigation/Feasibility Study. Estimates indicate that the cost for remediating the affected areas ranges from $350,000 for the lowest cost remedy to $1,800,000 for higher cost remedies. If during the remedial investigation significantly more extensive or more toxic contamination is found, then costs could be greater than those estimated. The definitive asset purchase agreement between the Company and TVSC provided for $2.0 million of the purchase price to be held in escrow and applied to costs incurred by the Company for remediation under the Voluntary Consent Order (with an additional $1.0 million to be held in escrow for one year for such costs and other costs resulting from a breach of TVSC's representation and warranties in the agreement).

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

     As a result of an inspection initiated by the United Steelworkers of America and conducted at the LaPlace, Louisiana facility in October and November of 1994 by OSHA, the Company received various citations and was fined $160,500. The Company has contested the citations. OSHA officials stated that none of what was found "showed blatant disregard for safety" and that none of the violations were deemed "willful". Due to its wide discretion in assessing proposed civil penalties, OSHA may reduce the proposed fines through negotiation in informal proceedings with OSHA or after independent administrative or judicial review. The Company has accrued a loss contingency for the maximum liability of $160,500 arising from these inspections as of September 30, 1995.

     The Company knows of no other safety or health issues that would require any material adjustment in its liabilities.

STRIKE AND IMPACT UPON THE COMPANY

     GENERAL. The Company's six-year labor contract with the Union expired on February 28, 1993. On March 21, 1993, after three short contract extensions, the Union initiated a strike by its 337 bargaining unit employees after the parties failed to reach agreement on a new labor contract due to differences on economic issues. Initially, the Company had to curtail its operations (for six weeks the Company operated at 50% capacity), which resulted in reduced production, higher per ton conversion cost, and lost sales, all of which adversely affected the Company's profitability, particularly in the early weeks of the strike.

     As a result of a strategic contingency plan, the Company was able to avoid complete suspension of operations by operating the minimill with fewer workers and by utilizing a combination of temporary replacement workers, Union employees who returned to work, and salaried employees. As a result of such measures, the Company is currently operating at full capacity; and, since October 1993, overall production and productivity have exceeded pre-strike levels.

     For fiscal year 1993, the Company incurred approximately $3.2 million in out-of-pocket costs for security, legal matters, and other services related to the strike ($2.5 million of which was incurred during the first three months of the strike). For fiscal year 1995 and 1994, the Company incurred $1.0 million in similar out-of-pocket costs in each year. Although uncertainties inherent in the strike generally make it impossible to predict the duration or ultimate cost of the strike to the Company, the Company expects that such future strike-related costs will not exceed $100,000 per month.

     INJUNCTION. The Company obtained an injunction from a Louisiana state court on April 1, 1993 imposing restrictions on the number of picketers and regulating conduct on the picket line. As a result, access to the minimill has been generally unimpaired (with the exception of a court imposed 90-second per vehicle waiting time).

     UNFAIR LABOR PRACTICE CHARGES. In connection with the strike, the Union filed unfair labor practice charges against the Company with the New Orleans regional office of the National Labor Relations Board (the "NLRB"), which included 22 specific allegations. In late January 1994, the Regional Director of the NLRB informed the Company that it had sufficient grounds to issue a complaint against the Company and order a trial with respect to eight of these allegations. In order to avoid a lengthy and expensive trial on these issues, the Company agreed to negotiate a tentative settlement agreement with the NLRB. The settlement agreement does not contain an admission by the Company that it engaged in any unfair labor practices. The settlement agreement requires the Company to post a notice stating that it will not engage in any of the actions specified in the eight allegations. The other 14 allegations were to be dismissed. The Union appealed the dismissal, and it was denied. Thereafter, the Union filed a motion for reconsideration and likewise all but one allegation was denied. The approval of the settlement agreement has not become effective. However, even if the settlement is not successfully finalized and a trial was ordered, the Company does not believe that the ultimate outcome would have a material affect on the Company's operations.

     The proposed settlement agreement also covers two separate charges filed in early 1994. These outstanding charges include allegations that the Company bargained in bad faith by failing to provide certain employee safety and health documents and denying the Union access to the minimill and by placing return-to-work conditions without bargaining. The Union is seeking a finding that the Company negotiated in bad faith which, under the National Labor Relations Act (the "NLRA"), could convert the strike from an "economic" strike to an "unfair labor practice" strike. If the Company were found to have engaged in an "unfair labor practice" strike, the Company would be precluded from hiring permanent replacement workers. If the Company were to hire permanent replacement workers or declare an impasse prior to the time of such decision, the NLRB could reverse such actions. Furthermore,if the strike was deemed an "unfair labor practice" strike and the Company refused to re-employ striking workers who made an unconditional offer to return to work, the Company could be subject to exposure for back-pay. The Company believes that it possesses meritorious defenses to such unfair labor practice charges if it were to get to trial over these claims. An adverse decision by the NLRB on the charges or a successful appeal by the Union of the dismissed charges could delay and impair the Company's labor initiatives because the Company would be unable to implement all or part of its last proposed labor agreement until it returned to the bargaining process and remedied the unfair labor practices, and until such time as either an agreement with the Union was ratified or impasse in the bargaining process was reached.

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

     The Union filed a charge with the NLRB in November 1995 claiming that the Company offered a striker(s) a certain monetary sum if he would tender his resignation. The Company believes the charges are without merit.

     In conjunction with the acquisition of the assets of TVSC while it was in Chapter 11, the Union filed a charge with the NLRB alleging that the Company has violated the NLRA relating to its refusal to hire at BSCT certain individuals, who were former employees of TVSC. The Company believes it has meritorious defenses to these charges.

     STATUS OF NEGOTIATIONS. After 18 months of no formal negotiating sessions, the Company and Union met in November of 1995. Proposals were exchanged and talks remain open.

     The Union has led the Company to believe that the following issues, among others, are significant in reaching agreement:

        INCENTIVE PLAN. The Company has proposed in its final offer an incentive plan which is not subject to the grievance procedure or arbitration. The Union has indicated that it may want to continue to bargain over the arbitration issue, base rates for new employees, and the computation period.

        CONTRACT SERVICES. The Company has proposed a provision granting the Company the right to utilize contract labor and outside contractors, although no employee directly affected would be terminated or suffer a loss of pay rate as a result of using contract labor. The Union is seeking a letter of understanding granting an affected employee certain options.

        UNION REPRESENTATIVES. The Company and the Union disagree as to which party should be responsible for the compensation of union representatives for the performance of Union duties during Company hours.

        PICKET LINE MISCONDUCT. The Company maintains that it has a right to subject picketers who have engaged in picket line misconduct (meeting the criteria established by the NLRB as behavior not protected by the
        NLRA) to disciplinary action, including termination of employment. The Union is demanding that striking employees, who have engaged in such misconduct, be returned to their positions at the cessation of the strike or be given the right to challenge the discipline by "just cause" standard as opposed to the NLRB standard.

The Company has made a proposal in keeping with the provisions of the proposed settlement agreement with the NLRB. The Union and Company disagree as to what may be required. Additionally, the Union is seeking vacation pay in the first year of the agreement where it is not currently required.

     CORPORATE CAMPAIGN. In August 1993, the Union announced a corporate campaign designed to bring pressure on the Company from individuals and institutions with direct financial or other interests in the Company. Although plant operations continue, the potential impact of such a campaign, including the financial impact, is difficult to assess at this time. The Union's corporate campaign continues but the Company has filed a lawsuit in federal court in Delaware under the Racketeer Influenced Corrupt Organizations Act (RICO) against the Union for its conduct in connection with this campaign.

EMPLOYEES

     As of September 30, 1992, the Company had 491 employees, of whom 153 were salaried office, supervisory, and sales personnel, and 338 were hourly employees. Twenty salaried non-exempt employees and 329 hourly employees were covered by a collective bargaining contract which expired on February 28, 1993 between the Company and the Union. There has been no agreement on a new contract. The employees covered by this expired contract are on strike. In addition, 9 hourly employees at the Pittsburgh stocking location are covered by a collective bargaining contract which expires on July 31, 1999 between the Company and the Union.

     As of September 30, 1995, the Company had 545 non-striking employees, of whom 250 were salaried office, supervisory, sales personnel and non-exempt workers, and 295 were hourly employees. As of September 30, 1995, the Company had utilized 211 temporary replacement workers to perform certain services of striking workers. Of the 337 bargaining unit employees as of the date of the strike, 101 have returned to work of which 85 are still working, an additional 28 have resigned, and 208 remain on strike.

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

Harriman, Tennessee                                  Approximately 198
                                                     acres of land, 175,000
                                                     square feet of steel mill
                                                     buildings, including a melt
                                                     shop (which the Company
                                                     does not intend to use),
                                                     warehouse, a rolling mill,
                                                     and related equipment.

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

ITEM 3. LEGAL PROCEEDINGS

     See "Business--Strike and Impact Upon the Company" for a description of the NLRB proceedings, "Business Environmental Matters" for a description of environmental issues and "Business - Safety and Health Matters" for a description of safety and health issues. The Company is not involved in any pending legal proceedings which involve claims for damages exceeding 10% of its current assets. The Company is not a party to any material pending litigation which, if decided adversely, would have a significant impact on the business, income, assets or operation of the Company, and the Company is not aware of any material threatened litigation which might involve the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended September 30, 1995.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S CLASS A COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION AND STOCK PRICE

     The Class A Common Stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol BYX. The approximate number of stockholders of record on October 31, 1995 was 410. The stock has been trading since July 27, 1988. The closing price per share on October 31, 1995 was $4.50. The following tables set forth the high and low prices for the periods indicated.

                                                                          SALES PRICE PER SHARE
                                                               --------------------------------------------
                                                                FISCAL YEAR 1995          FISCAL YEAR 1994
                                                               ------------------        ------------------
                                                                 HIGH       LOW            HIGH        LOW
                                                               -------    -------        -------    -------
           October-December.................................   $ 4.375    $ 3.250        $ 4.688    $ 3.125
           January-March....................................     4.500      4.000          4.938      3.813
           April-June.......................................     6.250      3.875          4.438      3.625
           July-September...................................     7.500      4.750          5.000      3.375

     There is no public trading market for the Class B Common Stock and the Class C Common Stock.

     DIVIDENDS

     The Company's ability to pay dividends to Class A Common Stock stockholders is subject to restrictive covenants under the Indenture pursuant to which the Company's 101/4% First Mortgage Notes due 2001 (the "101/4% Notes") were issued, the Preferred Stock and Warrant Purchase Agreement, and the Company's line of credit. At such time as the Company is permitted to pay dividends, the Board of Directors will determine whether such action would be appropriate based on the Company's results of operations, financial condition, capital requirements, and other circumstances.

ITEM 6. SELECTED FINANCIAL DATA

         Set forth below is summary consolidated financial information for the Company since 1989.

                          SUMMARY FINANCIAL INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                        AS OF AND FOR YEARS ENDED SEPTEMBER 30,
                                     -----------------------------------------------------------------------------
                                       1995       1994       1993        1992        1991       1990        1989
                                     --------   --------   --------    --------    --------   --------    --------
INCOME STATEMENT DATA:
   Net Sales........................ $185,772   $160,823   $136,008    $119,772    $131,271   $183,563    $208,962
   Cost of Sales....................  162,158    144,314   128,033      109,116     124,436    170,998     187,132
                                     --------   --------   --------    --------    --------   --------    --------
   Gross Profit.....................   23,614     16,509     7,975       10,656       6,835     12,565     21,830
   Selling, General and
     Administrative.................    5,312      3,925     3,986        4,071       4,125      4,582      4,323
   Non-Production Strike Expenses...    1,000        996     3,162        --          --         --         --
                                     --------   --------   --------    --------    --------   --------    --------
   Operating Income.................   17,302     11,588       827        6,585       2,710      7,983     17,507
   Interest Expense.................   (7,821)    (7,670)   (8,261)      (8,977)     (8,821)    (9,514)   (11,131)
   Interest Income..................      543        280       193          486         638      1,850      1,540
   Miscellaneous....................      431        162       502          554         902      1,380        421
                                     --------   --------   --------    --------    --------   --------    --------
   Income (Loss) Before Taxes.......   10,455      4,361    (6,739)      (1,352)     (4,571)     1,699      8,337
   Provision (Benefit) for Taxes....      118      --        --           --          --          (116)       281
                                     --------   --------   --------    --------    --------   --------    --------
   Income (Loss) Before Cumulative
     Effect of Accounting Change
     and Extraordinary Items........   10,337      4,361    (6,739)      (1,352)     (4,571)     1,815      8,056
   Cumulative Effect on Prior Years
     of Accounting Change...........    --         --        --           --          --        (1,572)     --
   Extraordinary Items..............    --        (5,468)      585        --          --         --         --
                                     --------   --------   --------    --------    --------   --------    --------
   Net Income (Loss)................ $10,337(1) $ (1,107)  $(6,154)    $ (1,352)   $ (4,571)  $    243    $ 8,056
                                     ========   ========   ========    ========    ========   ========    ========

BALANCE SHEET DATA:
   Working Capital.................. $ 73,301   $ 65,186   $32,389     $ 57,167    $ 57,532   $ 64,386    $77,266
   Total Assets.....................  197,076    156,068   138,280      149,381     148,669    162,411    165,518
   Total Debt.......................   85,751     76,076    54,817       62,057      62,355     67,440     66,364
   Preferred Stock..................   12,239      --        --           --          --         --         --
   Common Stockholders' Equity...... $ 72,605   $ 60,124   $61,231     $ 67,385    $ 68,737   $ 73,308    $73,064

------------
(1) In fiscal 1995, income applicable to common shares after dividends accrued and accretion on Preferred Stock was $9.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

     The requirements to satisfy these items are incorporated by reference to the "Management's Discussion and Analysis" section of the 1995 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statement and supplementary data information required by this item is incorporated by reference to the "Consolidated Financial Statements" and "Footnotes to Consolidated Financial Statements" sections of the 1995 Annual Report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Information regarding Directors and Executive Officers is incorporated by reference to the "Information with respect to Board of Directors" section of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 12. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The beneficial ownership of the Company's common stock as of October 31, 1995, by persons, other than Directors and Officers, known to the Company to be beneficial owners of more than 5% of the outstanding common stock is incorporated by reference to the "Security Ownership of Certain Beneficial Owners" section of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

     SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

     The beneficial ownership of the Company's common stock of all Directors and Executive Officers is incorporated by reference to the "Information with respect to Board of Directors" section of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Additional information regarding certain relationships and related transactions is incorporated by reference to the "Certain Transaction" section of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and to the "Notes to Consolidated Financial Statements" section of the 1995 Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (i) FINANCIAL STATEMENTS

     The Consolidated Financial Statements are incorporated herein by reference to the Company's 1995 Annual Report to Stockholders and the Accountant's Report relating to the Consolidated Financial Statements and Notes thereto.

     (ii) FINANCIAL STATEMENT SCHEDULES                                                                10-K PAGE
                                                                                                       ---------
     Auditor's Opinion Relating to Schedules............................................................   19
     Schedule II Valuation and Qualifying Accounts for the three years
      ended September 30, 1995..........................................................................   21

     Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements submitted.

(B)  REPORTS ON FORM 8-K

     Reports on Form 8-K filed by the Registrant during the fourth quarter of fiscal year 1995.

     - Request for injunctive relief and a request for a jury trial against the United Steelworkers of America, International, ALF-CIO-CLC; United Steelworkes of America, Local 9121 (collectively the "Union"); and the International Union Department of the American Federation of Labor - Congress of Industrial Organizations ("IUD") filed by the Company in Delaware court. (Dated August 10, 1995.)

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

 10.25 Asset purchase Agreement, dated as of January 30, 1995, among Tennessee Valley Steel Corporation, TV Acquisition Corp., Bayou steel Corporation, BT Commercial Corporation and NationsBank N.A. (Carolinas) (incorporated herein by reference to Form 8-K dated March 8, 1995 (No. 33-22603)).

 10.26 Preferred Stock and Warrant Purchase Agreement, dated as of June 13, 1995, by and between the Company and Rice Partners II, L.P. (incorporated herein by reference to Form 8-K dated June 20, 1995 (No. 33-22603)).

 10.27 Shareholder Agreement, dated as of June 13, 1995, by and among the Company, Bayou Steel Properties Limited, Howard M. Meyers and Rice Partners II, L.P. (incorporated herein by reference to Form 8-K dated June 20, 1995 (No. 33-22603)).

 10.28 Credit Agreement dated as of June 28, 1989, as amended and restated through June 1, 1995, among the Company, the Lenders named therein, and Chemical Bank, as agent ("the Credit Agreement") (incorporated herein by reference to Form 8-K dated June 20, 1995 (No. 33-22603)).

 10.29 Term Loan Agreement, dated as of June 1, 1995, among Bayou Steel Corporation (Tennessee), the several term loan lenders from time to time parties thereto, and Chemical Bank, as agent (incorporated herein by reference to Form 8-K dated June 20, 1995 (No. 33-22603)).

 13.1      Annual Report filed with this report.

 18.1 Letter from Arthur Andersen LLP regarding change in accounting method from first-in, first-out (FIFO) to last-in, first-out (LIFO) method of accounting for inventories (incorporated herein by reference to the Annual Report on Form 10-K for the year ended September 30,
           1989).

 18.2 Letter from Arthur Andersen LLP regarding change in method of accounting for interest from the effective interest method to another acceptable method (incorporated herein by reference to the Annual Report on Form 10-K for the year ended September 30, 1990).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Bayou Steel Corporation

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Bayou Steel Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 17, 1995. Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. The schedules have been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New Orleans, Louisiana
November 17, 1995

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BAYOU STEEL CORPORATION

                                     By              /S/ HOWARD M. MEYERS
                                                       Howard M. Meyers
                                                   CHAIRMAN OF THE BOARD AND
                                                    CHIEF EXECUTIVE OFFICER

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

                     SIGNATURE                                     TITLE                                DATE
                     ---------                                     -----                                ----
               /S/ HOWARD M. MEYERS                  Chairman of the Board, Chief
                 Howard M. Meyers                      Executive Officer and Director             December 14, 1995

               /S/ JERRY M. PITTS                    President, Chief Operating                   December 14, 1995
                  Jerry M. Pitts                       Officer and Director

              /S/ RICHARD J. GONZALEZ                Vice President, Chief Financial              December 14, 1995
                Richard J. Gonzalez                    Officer, Treasurer and Secretary

             /S/ JOHN A. CANNING, JR.                Director                                     December 14, 1995
                John A. Canning, Jr.

               /S/ LAWRENCE E. GOLUB                 Director                                     December 14, 1995
                 Lawrence E. Golub

                /S/ MELVYN N. KLEIN                  Director                                     December 14, 1995
                  Melvyn N. Klein

              /S/ ALBERT P. LOSPINOSO                Director                                     December 14, 1995
                Albert P. Lospinoso

               /S/ STANLEY S. SHUMAN                 Director                                     December 14, 1995
                 Stanley S. Shuman

              /S/ JEFFREY P. SANGALIS                Director                                     December 14, 1995
                Jeffrey P. Sangalis

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993

                                                              BALANCE AT     ADDITIONS                     BALANCE
                                                              BEGINNING OF  CHARGED TO                    AT END OF
                      DESCRIPTION                               PERIOD       EXPENSES    DEDUCTIONS(1)     PERIOD
                      -----------                             -----------  -----------   -----------    -----------
September 30, 1995
     Allowance for doubtful accounts........................  $   617,497  $   (49,527)  $    --        $   567,970
                                                              -----------  -----------   -----------    -----------
September 30, 1994
     Allowance for doubtful accounts........................  $   542,725  $   186,560   $   111,788    $   617,497
                                                              -----------  -----------   -----------    -----------
September 30, 1993
     Allowance for doubtful accounts........................  $   943,267  $  (174,994)  $   225,548    $   542,725
                                                              -----------  -----------   -----------    -----------

------------
(1)  Write-off of uncollectible accounts.