Form 10-Q
period 1995-12-31
BAYOU STEEL CORP
filed 1996-02-09
CIK 807877

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                     SHARES OUTSTANDING AT DECEMBER 31, 1995
------------------------------------     ---------------------------------------

Class A Common Stock, $.01 par value                   10,613,380
Class B Common Stock, $.01 par value                    2,271,127
Class C Common Stock, $.01 par value                          100
                                                       ----------
                                                       12,884,607

                             BAYOU STEEL CORPORATION

                                      INDEX
                                                                       PAGE
PART I.  FINANCIAL INFORMATION                                        NUMBER
                                                                      ------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets --
                   December 31, 1995 and
                   September 30, 1995 ................................    3

                  Consolidated Statements of Income
                   (Loss)  -- Three Months Ended
                   December 31, 1995 and 1994 ........................    5

                  Consolidated Statements of Cash
                   Flows -- Three Months Ended
                   December 31, 1995 and 1994 ........................    6

                  Notes to Consolidated Financial
                   Statements ........................................    7

         Item 2.  Management's Discussion and Analysis

                  Results of Operations ..............................   12

                  Liquidity and Capital Resources ....................   14

PART II. OTHER INFORMATION

         Item 6.  Exhibits and reports on Form 8-K ...................   17

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                  (UNAUDITED)      (AUDITED)
                                                  DECEMBER 31,    SEPTEMBER 30,
                                                     1995            1995
                                                 -------------    -------------
CURRENT ASSETS:

  Cash and temporary cash investments ........   $   2,921,487    $  10,521,664
  Receivables, net of allowance for
   doubtful accounts of $609,269 in 1996
   and $567,970 in 1995 ......................      16,332,252       21,921,347
  Inventories ................................      76,857,307       67,694,741
  Prepaid expenses ...........................         894,712          257,405
                                                 -------------    -------------
         Total current assets ................      97,005,758      100,395,157
                                                 -------------    -------------
PROPERTY, PLANT AND EQUIPMENT:
  Land .......................................       3,790,398        3,790,398
  Machinery and equipment ....................     103,514,254      102,582,968
  Plant and office building ..................      18,930,926       18,929,288
                                                   126,235,578      125,302,654
  Less-Accumulated depreciation ..............     (35,211,541)     (33,652,607)
                                                 -------------    -------------
         Net property, plant and equipment ...      91,024,037       91,650,047
                                                 -------------    -------------
OTHER ASSETS .................................       4,471,851        5,030,961
                                                 -------------    -------------
         Total assets ........................   $ 192,501,646    $ 197,076,165
                                                 =============    =============

              The accompanying notes are an integral part of these
                            consolidated statements.

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    (UNAUDITED)      (AUDITED)
                                                    DECEMBER 31,   SEPTEMBER 30,
                                                       1995             1995
                                                    ------------    ------------
CURRENT LIABILITIES:
  Current maturities of long-term debt .........    $    541,309    $    613,483
  Accounts payable .............................      16,104,431      22,188,484
  Accrued liabilities ..........................       6,271,466       3,675,716
  Accrued dividends on redeemable
   preferred stock .............................                         616,249

         Total current liabilities .............      22,917,206      27,093,932
                                                    ------------    ------------
LONG-TERM DEBT .................................      85,104,402      85,137,665
                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK .....................      12,345,402      12,239,173
                                                    ------------    ------------
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value -
         Class A ...............................         106,134         106,134
         Class B ...............................          22,711          22,711
         Class C ...............................               1               1
                                                    ------------    ------------
         Total common stock ....................         128,846         128,846

  Paid-in capital ..............................      47,769,034      47,769,034
  Retained earnings ............................      24,236,756      24,707,515

         Total common stockholders' equity .....      72,134,636      72,605,395
                                                    ------------    ------------
         Total liabilities & common
           stockholders' equity ................    $192,501,646    $197,076,165
                                                    ============    ============

              The accompanying notes are an integral part of these
                            consolidated statements.

                             BAYOU STEEL CORPORATION

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                        FIRST QUARTER ENDED
                                                           DECEMBER 31,
                                                  -----------------------------
                                                      1995             1994
                                                  ------------     ------------
NET SALES ....................................    $ 41,162,993     $ 43,851,785

COST OF SALES ................................      37,107,904       37,223,071
                                                  ------------     ------------
GROSS PROFIT .................................       4,055,089        6,628,714

SELLING, GENERAL & ADMINISTRATIVE EXPENSES ...       1,547,080        1,170,135

NON-PRODUCTION STRIKE EXPENSES ...............         344,661          259,017
                                                  ------------     ------------
OPERATING INCOME .............................       2,163,348        5,199,562
                                                  ------------     ------------
OTHER INCOME (EXPENSE):
 Interest expense ............................      (2,133,238)      (1,917,360)
 Interest income .............................         106,680          119,601
 Miscellaneous ...............................          38,458           54,727
                                                  ------------     ------------
                                                    (1,988,100)      (1,743,032)
                                                  ------------     ------------
INCOME BEFORE TAXES ..........................         175,248        3,456,530

PROVISION FOR INCOME TAXES ...................                           34,565

NET INCOME ...................................         175,248        3,421,965

DIVIDENDS ACCRUED AND ACCRETION ON
 PREFERRED STOCK .............................        (646,007)

INCOME (LOSS) APPLICABLE TO COMMON
 AND COMMON EQUIVALENT SHARES ................    $   (470,759)    $  3,421,965
                                                  ============     ============
AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING ...............      13,707,029       12,884,607
                                                  ============     ============
INCOME (LOSS) APPLICABLE TO COMMON
 AND COMMON EQUIVALENT SHARES ................    $       (.03)    $        .27
                                                  ============     ============

              The accompanying notes are an integral part of these
                            consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        FIRST QUARTER ENDED
                                                             DECEMBER 31,
                                                   ----------------------------
                                                       1995            1994
                                                   ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income ......................................    $    175,248     $ 3,421,965
  Depreciation ................................       1,558,934       1,296,862
  Amortization ................................         281,539         161,935
  Provision for losses on accounts
   receivable .................................          41,299          44,469

  Changes in working capital:
    Decrease (increase) in receivables ........       5,547,796        (175,715)
    (Increase) in inventories .................      (9,162,566)     (3,722,060)
    (Increase) in prepaid expenses ............        (637,307)       (672,828)
    (Decrease) in accounts payable ............      (6,084,053)     (1,108,960)
    Increase in accrued liabilities ...........       2,595,750       2,684,321
                                                   ------------     -----------
         Net cash (used in) provided
          by operations .......................      (5,683,360)      1,929,989
                                                   ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Addition of property, plant
    and equipment .............................        (932,924)     (1,427,739)
                                                   ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt ..................        (105,437)        (83,902)
  Decrease (increase) in other assets .........         277,571          (1,512)
  Payments of dividends on preferred stock ....      (1,156,027)
                                                   ------------     -----------
         Net cash used in financing
          activities ..........................        (983,893)        (85,414)
                                                   ------------     -----------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS .............................      (7,600,177)        416,836

CASH AND CASH EQUIVALENTS,
  beginning balance ...........................      10,521,664       8,903,413
                                                   ------------     -----------
CASH AND CASH EQUIVALENTS,
  ending balance ..............................    $  2,921,487     $ 9,320,249
                                                   ============     ===========

              The accompanying notes are an integral part of these
                            consolidated statements.

                             BAYOU STEEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995
                                   (UNAUDITED)

1)       BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although Bayou Steel Corporation (the "Company") believes that disclosures made are adequate to ensure that information presented is not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report, Form 10-K, filed with the SEC on December 14, 1995 under File Number 33-22603.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements present fairly the Company's financial position as of December 31, 1995 and September 30, 1995 and the results of its operations for the three-month periods ended December 31, 1995 and 1994 and the cash flow statements for the three-month periods ended December 31, 1995 and 1994.

         The accompanying financial statements include the consolidated accounts of Bayou Steel Corporation ("BSC") and Bayou Steel Corporation (Tennessee) ("BSCT") (collectively referred to herein as the "Company") after elimination of all significant intercompany accounts and transactions.

         The results of operations for the three-month periods ended December 31, 1995 and 1994 are not necessarily indicative of the results for the full year.

2)       INVENTORIES

         Inventories as of December 31, 1995 and September 30, 1995 consisted of the following:

                                             (UNAUDITED)            (AUDITED)
                                             DECEMBER 31,          SEPTEMBER 30,
                                                1995                  1995
                                             ------------          ------------
Scrap steel ........................         $  5,334,141          $  4,964,364
Billets ............................            6,543,072             6,357,640
Finished product ...................           49,914,322            42,541,400
LIFO adjustments ...................           (3,556,461)           (4,741,268)
                                             ------------          ------------
                                             $ 58,235,074          $ 49,122,136
Mill rolls, operating
  supplies and other ...............           18,622,233            18,572,605
                                             ------------          ------------
                                             $ 76,857,307          $ 67,694,741
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

3)       PROPERTY, PLANT AND EQUIPMENT

         Capital expenditures for normal operations totaled $.9 million and $1.4 million during the three-month periods ended December 31, 1995 and 1994, respectively. As of December 31, 1995, the estimated costs to complete authorized projects under construction or contract amounted to $1.1 million.

         Betterments, improvements, and additions on property, plant and equipment are capitalized at cost. Interest during construction of significant additions is capitalized. There was no interest capitalized for the three-month period ended December 31, 1995. Interest of $30,000 was capitalized during the three-month period ended December 31, 1994. Interest of $394,000 was capitalized during the fiscal year ended September 30, 1995.

4)       OTHER ASSETS

         Other assets consist of financing costs associated with the issuance of long-term debt, redeemable preferred stock and warrants, and the Company's revolving line of credit (see Notes 5, 6 and 8) which are being amortized over the lives of the related transaction. Amortization expense was $282,000 and $162,000 for the three-month periods ended December 31, 1995 and 1994. Amortization expense was $893,000 for the fiscal year ended September 30, 1995.

5)       LONG-TERM DEBT

         Long-term debt of the Company as of December 31, 1995 and September 30, 1995 included the following:

                                              DECEMBER 31,         SEPTEMBER 30,
                                                 1995                 1995
                                              ------------         ------------
First Mortgage Notes .................        $ 75,000,000         $ 75,000,000
 (see below)
Term Loan (see below) ................          10,000,000           10,000,000
Other notes payable ..................             645,711              751,148
                                              ------------         ------------
Less-current maturities ..............            (541,309)            (613,483)
                                              ------------         ------------
                                              $ 85,104,402         $ 85,137,665

         On June 20, 1995, the Company entered into a five-year term loan agreement of $10 million for the Company's wholly owned subsidiary, BSCT. The term loan, partially secured by the Company's accounts receivable, bears interest on a sliding scale based on the quarterly leverage ratio which is defined indebtedness divided by earnings before interest, taxes, depreciation and amortization ("EBITDA"). Based on the first quarter leverage ratio, BSCT will accrue at LIBOR plus 2% or approximately 8% at current rates. As of December 31, 1995, BSCT accrued interest at a rate of 7.8542%. Term loan interest is payable quarterly. Principal payments are due quarterly beginning June 30, 1997.

         On March 3, 1994, the Company issued $75 million of the 10.25% Notes. The principal is due on March 1, 2001. As of December 31, 1995 and 1994, the Company accrued interest at a rate of 10.25%.

6)       SHORT-TERM DEBT

         On June 20, 1995, the Company entered into an amendment and restatement of its revolving line of credit agreement which will be used for general corporate purposes. The terms of the amended and restated agreement call for available borrowings up to $45 million, including outstanding letters of credit using a borrowing base of receivables and inventory. Based on these criteria, the amount
                                       8

available as of December 31, 1995 was $30.8 million, net of $1.8 million outstanding letters of credit. The agreement is secured by inventory and accounts receivable at interest rates on a sliding scale based on the quarterly leverage ratio which is defined indebtedness divided by EBITDA. Based on the first quarter leverage ratio, the Company will accrue at LIBOR plus 2% or approximately 8% at current rates.

         There were no outstanding borrowings under the line of credit as of December 31, 1995 and 1994.

7)       TAXES

         As of September 30, 1995, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $316.1 million and $289.6 million available to offset against regular tax and alternative minimum tax, respectively.

         The NOLs will expire in varying amounts through fiscal 2009. A substantial portion of the available NOLs, approximately $200 million, expires by fiscal 2000. In addition, the Company has $12.4 million of future tax benefits attributable to its tax benefit lease which expires in 1997 and which may, to the extent of taxable income in the year such tax benefit is produced, be utilized prior to the NOLs.

8)       PREFERRED STOCK AND WARRANTS

         On June 20, 1995, the Company completed the issuance and sale of preferred stock and warrants to purchase common stock for $15 million. The Company issued 15,000 shares of its redeemable preferred stock and warrants to purchase six percent of the Company's Common Stock (or 822,422 Class A shares) at a nominal amount. The Company valued the 15,000 shares of preferred stock sold at $12,121,520, after deducting $2,878,480 for the market value of the warrants issued.

         The holders of the preferred stock are entitled to receive quarterly dividends at a rate of 14.5% per annum. As of December 31, 1995, the Company accrued dividends at a rate of 14.5%. The carrying amount of the preferred stock will increase by periodic accretion of the difference between the fair value of the stock at the date of issuance and the redemption value from 1995 through the mandatory redemption date based on the interest method. The terms of the stock purchase agreement impose certain financial covenants which are generally related to covenants in the revolving line of credit or the 10.25% Notes.

9)       COMMON STOCKHOLDERS' EQUITY

         Common and common equivalent shares as of December 31, 1995 consisted of:
                                             CLASS A          CLASS B    CLASS C
                                            ----------       ---------   -------
Authorized ..........................       24,271,127       4,302,347     100
Outstanding, at end of quarter ......       13,707,030       2,271,127     100
Average outstanding for quarter .....       13,707,030       2,271,127     100

10)      EARNINGS PER SHARE

         Earnings per common and common equivalent share are calculated based upon the weighted average number of common and common equivalent shares outstanding during the three-month periods ended December 31, 1995 and 1994. In connection with the issuance of redeemable preferred stock on June 20, 1995 as discussed in
                                       9

note 8, the Company reserved 822,422 shares of its Class A Common Stock for issuance upon exercise of the outstanding warrants at a nominal exercise price. These warrants are considered common stock equivalents in calculating earnings per common and common equivalent share for the three-month period ended December 31, 1995. The actual shares, including equivalents, outstanding for the quarter ended December 31, 1995 were 13,707,030. Actual common shares outstanding for the quarter ended December 31, 1994 were 12,884,607.

11)      MISCELLANEOUS

         Miscellaneous for the three-month periods ended December 31, 1995 and 1994 included the following:
                                                  DECEMBER 1995    DECEMBER 1994
                                                  -------------    -------------
Discounts earned .........................          $ 55,949         $ 42,927

Provision for bad debts ..................           (41,299)         (44,469)

Other ....................................            23,808           56,269
                                                    --------         --------
                                                    $ 38,458         $ 54,727
                                                    ========         ========

12)      COMMITMENTS AND CONTINGENCIES

STRIKE

         On March 21, 1993, the United Steelworkers of America Local 9121 (the "Union") initiated a strike against the Company. The strike is ongoing. After nearly 18 months of no formal negotiations on a new contract, the Union requested formal negotiating sessions in November 1995. Differences have thus far precluded an agreement. The Company cannot predict the impact that a new collective bargaining contract will have on the Company's results. However, the Company believes a new contract will not have a negative material effect on the Company's results.

         The Union has filed charges with the National Labor Relations Board (the "NLRB") alleging that the Company has violated the National Labor Relations Act (the "NLRA") relating to its bargaining conduct. The Company believes it has meritorious defenses to these charges, has responded timely to all charges, and believes that it has negotiated in good faith with the Union. An unfavorable decision by the NLRB, however, should not materially affect the Company.

         In conjunction with the acquisition of the assets of TVSC, the Union filed a charge with the NLRB alleging that the Company has violated the NLRA relating to its refusal to hire certain individuals, who were former employees of TVSC, at BSCT. The Company believes it has meritorious defenses to these charges.

         The Union's corporate campaign against the Company continues on many different fronts. The Union recently appealed to the states of Louisiana and Tennessee to take away tax exemptions/grants from the Company; neither attempt was successful. The Union also attempted to disrupt the Company's activities to secure permanent financing for the acquisition of the assets of TVSC and the 10.25% Notes. The Company expects similar activities to continue.

ENVIRONMENTAL

         The Company is subject to various Federal, state, and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solids and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such
                                       10

a release. In the past, the Company's operations in some respects have not met all of the applicable standards promulgated pursuant to such laws and regulations. At this time, the Company believes that it is in compliance in all material respects with applicable environmental requirements and that the cost of such continuing compliance will not have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures at its Louisiana facility to address previously contaminated sites. Also, the Company is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation. At December 31, 1995, the Company has accrued a loss contingency for environmental matters.

         TVSC had entered into a Consent Agreement and Order (the "Voluntary Consent Order") under the Tennessee Department of Environmental and Conservation's voluntary clean-up program. The Company, in acquiring the assets of TVSC, has entered into a similar Voluntary Consent Order. Estimates indicate that the cost for remediating the affected areas ranges from $350,000 for the lowest cost remedy to $1,800,000 for higher cost remedies. The purchase agreement between the Company and TVSC provided for $2.0 million of the purchase price to be held in escrow and applied to costs incurred by the Company for remediation under the Voluntary Consent Order ( with an additional $1.0 million to be held in escrow for one year for such costs and other costs resulting from a breach of TVSC's representation and warranties in the agreement). If during the remedial investigation significantly more extensive or more toxic contamination is found, then costs could be greater than those estimated, and to the extent these costs exceeded funds escrowed by TVSC, the Company would be liable.

OTHER

     The Company does not provide any post-employment or post-retirement benefits to its employees.

         There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially effect its financial position.
                                       11

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

         The Company earned $0.2 million before dividends and accretion on preferred stock in the first quarter of fiscal 1996 compared to a net income of $3.4 million for the comparable period of fiscal 1995. The $3.2 million reduction in the Company's results was due to three significant factors. First, conversion costs (the cost of converting raw materials into shapes) increased 10.6% at the Louisiana facility ("BSCL")("Louisiana"). Second, Bayou Steel Corporation (Tennessee) ("Tennessee") ("BSCT") had a loss of $1.7 million. Third, shape shipments were 3.3% lower than the first quarter of last year.

         The following table sets forth shipment and sales data for the periods indicated.
                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                       -------------------------
                                                         1995             1994
                                                       --------         --------
Net Sales (in thousands) .....................         $ 41,163         $ 43,852
Shape Shipment Tons ..........................          112,993          116,855
Shape Selling Price Per Ton ..................         $    353         $    352
Billet Shipment Tons .........................            1,709            9,112
Billet Selling Price Per Ton .................         $    250         $    237

A.       SALES

         Net sales decreased in the first quarter of fiscal 1996 by 6.1% or $2.7 million compared to the same period of fiscal 1995. The decrease was the result of a decrease in shape and billet shipments.

         SHAPES - The 3.3% decrease in shape shipments in the first quarter of fiscal 1996 compared to the same period of fiscal 1995 is attributable to a slowing economy and the severe weather conditions which affected the Company's ability to ship. Shipments from the Tennessee facility in the first fiscal quarter of 1996 were minimal. The backlog of orders at December 31, 1995 for the Company is 27% less than a year earlier and 8% higher than the prior quarter. The decrease in backlog is directly related to steel service centers (the Company's primary customers) lowering inventory levels from a year ago. With mill stocks being more readily available and pricing instability, service centers are buying on an as needed basis to maintain lower levels of inventory, minimize their risk with a potential declining market, and still satisfy their customers. Shipments are expected to increase in the second quarter of fiscal 1996 compared to the first quarter of fiscal 1996 due to anticipated seasonal adjustments to the steel service centers inventory level, improving weather conditions, and the additional product line from the Tennessee facility.

         Shape prices remained stable in the first quarter of fiscal 1996 compared to the same period of fiscal 1995. In the first quarter of fiscal 1995, the selling price reflected an improving market. During the remainder of fiscal 1995, the market peaked and began a slight decline.

         BILLETS - Shipments of billets, the Company's semi-finished product, decreased 7,403 tons in the first quarter period of fiscal 1996 compared to the same period of fiscal 1995 due to lack of availability of billets for sale. The Company began supplying billets to its newly acquired rolling mill in Tennessee late in fiscal 1995 thereby reducing the availability of billets to sell in the open market. In addition, the Company has been purchasing billets on the open market at competitive prices for the remaining needs of the Tennessee rolling mill. The Company will continue to supply all of its Louisiana's rolling mill

                                       12

billet requirements. Depending on market conditions, the Company may sell billets on an occasional and selective basis to domestic and export customers while purchasing additional billets for Tennessee.

B.       COST OF GOODS SOLD

         Cost of goods sold was 90.0% of sales for the first quarter of fiscal 1996 compared to 84.9% of sales for the same period of fiscal 1995. The increase was due to the high production cost associated with beginning operations at Tennessee, increased cost of AAF, and increases in conversion costs (the cost to convert raw materials into shapes). Cost of goods sold for the first quarter of fiscal 1995 was favorably impacted by approximately $0.25 million per quarter due to a contract with the State of Louisiana to abate state sales tax.
This agreement expired at the end of the second fiscal quarter of 1995.

         The major component of cost of goods sold is scrap. Scrap cost in the first quarter of fiscal 1996 decreased $3 per ton compared to the same period last year. The Company's scrap inventory levels recently dropped due to weather conditions which has caused delays in delivery of scrap. This has resulted in the utilization of more costly scrap types and the purchase of more costly scrap which can be delivered promptly.

         In order to achieve better control over scrap cost and availability, the Company opened Mississippi River Recycling ("MRR") which operates an automobile shredder. MRR produces shredded scrap metal which is one of the scrap types used in steelmaking. MRR experienced unusual mechanical problems during the first quarter of fiscal 1996 which resulted in lower production and higher conversion cost than anticipated.

         Another component of cost of goods sold is AAF. AAF cost increased by 20% in the first quarter of fiscal 1996 compared to the same period of fiscal 1995 due to price. AAF prices have increased significantly due to the reduced product available which was caused by an anti-dumping suit against foreign producers utilized by the Company and its competitors. This resulted in high duties on imported AAF. Also contributing to the higher prices is the increase in domestic demand due to high steel-making capacity utilization. This general market condition affects the Company and its competition. The Company expects prices to further increase in certain types of AAF.

         Another significant portion of cost of goods sold is conversion cost, which include labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Louisiana facility in the first quarter of fiscal 1996 compared to the same period of fiscal 1995 increased by 10.6%. The melt shop had high costs associated with the start-up and running of the second furnace and the learning curve with the recently installed eccentric bottom tapping ("EBT") furnace. Due to the impact of the second furnace learning curve and the recent favorable change in billet availability in the market place, the Company returned to a one furnace operation during the first fiscal quarter of 1996. The other furnace serves as a back-up for expected and unexpected outages. The one-furnace operation should increase productivity and reduce consumption of energy and materials due to improved efficiencies and capital improvements within a few quarters. The increase in conversion cost was also due to the increased per ton fixed costs resulting from fewer tons produced in the rolling mill primarily due to the mix of products rolled. Variable cost increased due to the increases in the price of power and natural gas.

         In July 1995, Tennessee started operating its rolling mill. As expected, the learning curve associated with new and refurbished equipment combined with an inexperienced work force caused the production tons to be low and the conversion cost per ton to be high. Consequently, production costs exceeded sales by $1.2 million. As experience is gained with the workforce and as the new equipment is fully commissioned, conversion cost per ton and gross margins will improve. However, the Company expects Tennessee to report a loss in the second quarter of fiscal 1996.

                                       13

C.       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expenses increased in the first quarter of fiscal 1996 compared to the same period of the last fiscal year by $377,000 due to additional administrative and amortization of financing expenses related to the acquisition of the Tennessee facility.

D.       NON-PRODUCTION STRIKE EXPENSES

         Strike-related expenses were $345,000 for the first quarter of fiscal 1996 compared to $259,000 for the same period last year. Strike expenses were primarily for security coverage and legal advice on both strike issues and the United Steelworkers of America local 9121's (the "Union") on-going corporate campaign. For the first quarter of fiscal 1996, the Company's strike-related expenses averaged approximately $115,000 per month mainly due to increases in legal services related to the Racketeer Influenced Corrupt Organization Act suit the Company filed against the Union. Future strike expenses should approximate $100,000 per month.

E.       OTHER INCOME (EXPENSE)

         Interest expense increased in the first quarter of fiscal 1996 compared to the same period of fiscal 1995 due to the $10 million Term Loan for the financing of the Tennessee facility. Interest income was approximately the same for the comparable first fiscal quarter periods. Interest income is expected to be minimal for the second fiscal quarter of fiscal 1996 due to lower cash balances available to invest. Miscellaneous expenses were approximately the same in both quarters.

F.       NET INCOME

         The Company's results before dividends and accretion on preferred stock were $3.2 million less in the first fiscal quarter of 1996 compared to the same period of fiscal 1995. The primary reasons for the reductions in earnings are increased conversion costs, start-up expenses of the Tennessee facility, and fewer shipments.

LIQUIDITY AND CAPITAL RESOURCES

A.       CASH AND WORKING CAPITAL

         The Company ended the first fiscal quarter with $2.9 million in cash and temporary cash investments and with current assets exceeding current liabilities by a ratio of 4.23 to 1.00. Working capital increased by $0.8 million to $74.1 million during the three months ended December 31, 1995.

         In the first three months of fiscal 1996, cash used by operations was $5.7 million. Accounts payable decreased by $6.1 million as purchasing of scrap decreased towards the end of the quarter and capital project spending decreased. Inventories also increased by $9.1 million as most of Tennessee's production went into inventory, as Louisiana's operation built billet inventory for Tennessee, and Louisiana's finished goods increased as a result of high productivity levels and lower sales. Offsetting these uses of cash were decreased accounts receivable caused by decreases in sales and increased collection activity.

B.       CAPITAL EXPENDITURES

         Capital expenditures amounted to $0.9 million in the first quarter of fiscal 1996. All of the projects were completed for the $10 million capital expenditure program to reduce operating cost and increase melt shop and rolling capacity. The Company does not expect to make substantial investments in capital

                                       14

during the second fiscal quarter of 1996. However, depending on market conditions, the Company expects to spend approximately $12 million on various capital projects to reduce cost and increase productivity, to enhance safety and environmental programs, and to maintain the plants over the next 12 months.

C.       FINANCING

         On June 20, 1995, the Company completed the issuance and sale of 15,000 shares of redeemable preferred stock, par value $0.01 per share ("Preferred Stock"), and warrants to purchase, at a nominal exercise price, six percent of the Company's Common Stock for $15 million. The Preferred Stock is mandatorily redeemable by the Company seven years after issuance and requires the payment of quarterly dividends, at a rate of 14.5% per annum or $2.2 million per year. The Company intends to declare and pay quarterly dividends on the Preferred Stock unless prohibited by covenants in the revolving line of credit and the 10.25% Notes. In addition, upon certain adverse events encountered by the Company, such holders will have the right to additional warrants. Cash used in financing activities of $1.0 million was primarily for the payment of the dividends on the preferred stock during the first quarter of fiscal 1996.

         Simultaneously with the sale of the Preferred Stock and warrants, the Company entered into a five-year term loan agreement of $10 million for the Company's wholly owned subsidiary, BSCT. The proceeds received from the term loan were used to repay the loan outstanding under the Company's revolving credit facility which had been incurred to acquire substantially all of the assets of TVSC. The term loan is partially secured by the Company's accounts receivable and inventory. The term loan agreement calls for quarterly principal payments beginning on June 30, 1997. The term loan bears interest on a sliding scale based on the quarterly leverage ratio which is defined as indebtedness divided by earnings before interest, taxes, depreciation, and amortization ("EBITDA"). Based on the first quarter leverage ratio, the Company will accrue at LIBOR plus 2% or approximately 8% at current rates.

         On June 20, 1995, the Company amended and restated its revolving line of credit agreement which will be used for general corporate purposes. The terms call for available borrowings up to $45 million, including outstanding letters of credit using a borrowing base of BSCL's receivables and inventory. Based on these criteria, the amount available as of December 31, 1995, was $30.8 million. The five year revolving line of credit bears interest on a sliding scale based on the quarterly leverage ratio which is defined as indebtedness divided by EBITDA. The terms of the loan agreement impose certain restrictions on the Company, the most significant of which require the Company to maintain a minimum interest coverage ratio and limit the incurrence of certain indebtedness. There were no outstanding borrowings under the line of credit as of December 31, 1995. The Company expects to borrow under its line of credit in the second fiscal quarter of fiscal 1996 mainly due to the expected increase in inventory and the payment of interest on the First Mortgage Notes ("10.25% Notes"). The Company does not anticipate any difficulties in obtaining another secured line of credit upon the expiration of the current line of credit in fiscal 2000.

         All of the $75 million 10.25% Notes are classified as long-term debt. There are no principal payments due on the 10.25% Notes until maturity in 2001. The Company intends to refinance the 10.25% Notes on or before the maturity date in 2001. The Indenture under which the Notes are issued ("the Indenture") contains a covenant which restricts the Company's ability to incur additional indebtedness. Under the Indenture, the Company may not incur additional indebtedness unless its Interest Expense Coverage Ratio for the trailing 12 months, would be greater than 2.00 to 1.00 after giving effect to such incurrence. As of December 31, 1995, the Interest Expense Coverage Ratio was
2.73 to 1.00.
                                       15

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

INFLATION

         The Company is subject to increases in the cost of energy, supplies, salaries and benefits, additives, alloy and scrap due to inflation. Shape prices are influenced by supply, which varies with steel mill capacity and utilization, and market demand.
                                       16

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None were filed during the first quarter of fiscal year 1996.

         (b) Reports on Form 8-K

             None were filed during the first quarter of fiscal year 1996.

                                       17

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By /s/ Richard J. Gonzalez
   Richard J. Gonzalez
   Vice President, Treasurer,
   Chief Financial Officer, and Secretary

Date:    February 8, 1996
                                       18