Form 10-K/A
period 1995-09-30
BAYOU STEEL CORP
filed 1996-04-30
CIK 807877

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

                              TITLE OF EACH CLASS
                              -------------------
                      101/4% First Mortgage Notes due 2001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value and the number of voting shares of the registrant's common stock outstanding on October 31, 1995 was:

                                 SHARES OUTSTANDING HELD BY       MARKET VALUE
   TITLE OF EACH CLASS           ----------------------------       HELD BY
     OF COMMON STOCK             AFFILIATES     NON-AFFILIATES    NON-AFFILIATES
 -----------------------         ----------     --------------    --------------
Class A, $.01 par value.......   1,357,997        9,255,383        $41,649,224
Class B, $.01 par value.......   2,271,127                0            N/A
Class C, $.01 par value.......         100                0            N/A

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

INFORMATION WITH RESPECT TO BOARD OF DIRECTORS

     During the fiscal year ended September 30, 1995, the Company's Board of Directors held seven meetings. Each member of the Board of Directors, except Mr. Sangalis who was elected on June 20, 1995, attended at least 80% of the meetings of the Board and of each Board committee of which they were members.

     The following table sets forth certain information as to the Director nominees (and as to the ownership of the Company's Class A and Class B Common Stock by Directors, named Executive Officers, and all Executive Officers and Directors of the Company, as a group) as of October 31, 1995. Unless otherwise indicated, each of the directors has held the positions listed for at least five years.

                                                                                    COMMON STOCK
                                                             -------------------------------------------------------------
                                                                       CLASS A                        CLASS B
                                                             ----------------------------  -------------------------------
                                                           NUMBER OF SHARES    PERCENT     NUMBER OF SHARES   PERCENT
       NAME, AGE AND                           DIRECTOR      BENEFICIALLY   OUTSTANDING &   BENEFICIALLY    OUTSTANDING &
     PRINCIPAL OCCUPATION                       SINCE           OWNED        EXERCISABLE        OWNED        EXERCISABLE
     --------------------                      --------      ------------   -------------  ----------------  -------------
CLASS A DIRECTOR NOMINEES

John A. Canning, Jr., 51 (1) ............        1988           42,382              *               -0-         -0-
  President of Madison Dearborn
  Partners Inc., Capital
  Advisory Services
  Chicago, Illinois

Lawrence E. Golub, 36 (2) ...............        1988          103,000              *               -0-         -0-
  President of Golub Associates, Inc.,
  Equity Investment firm
  New York, New York

Jeffrey P. Sangalis, 37 (3) .............        1995          822,422             7.19             -0-         -0-
  Partner & Director of Rice Capital
  Houston, Texas

Stanley S. Shuman, 60 (4)(8) ............        1988          817,880             7.71             -0-         -0-
  Executive Vice President & Managing
  Director of Allen & Company
  Incorporated, investment bankers
  New York, New York

CLASS B DIRECTOR NOMINEES

Melvyn N. Klein, 53 (5)(8) ..............        1988           60,000              *               -0-         -0-
  President, JAKK Holding Corporation,
  a General Partner of GKH Partners, L.P.
  Corpus Christi, Texas

Albert P. Lospinoso, 59 (6)(8) ..........        1988           10,000              *               -0-         -0-
  Chief Executive Officer and President
  of RSR Corporation, nonferrous metals
  recycle smelting and refining
  Dallas, Texas

Howard M. Meyers, 53 (7)(8) .............        1988          300,000             2.83        2,271,127        100
  Chairman and Chief Executive Officer
  of the Company

                                       1

                                                                                    COMMON STOCK
                                                             -------------------------------------------------------------
                                                                       CLASS A                        CLASS B
                                                             ----------------------------  -------------------------------
                                                           NUMBER OF SHARES    PERCENT     NUMBER OF SHARES   PERCENT
       NAME, AGE AND                           DIRECTOR      BENEFICIALLY   OUTSTANDING &   BENEFICIALLY    OUTSTANDING &
     PRINCIPAL OCCUPATION                       SINCE           OWNED        EXERCISABLE        OWNED        EXERCISABLE
     --------------------                      --------      ------------   -------------  ----------------  -------------
Jerry M. Pitts, 44 (9) ..................        1994            8,025              *               -0-         -0-
  President and Chief Operating Officer
  of the Company

NON-DIRECTOR NAMED EXECUTIVE OFFICERS

Richard J. Gonzalez .....................        --              4,930(10)          *               -0-         -0-
  Vice President, Chief Financial
  Officer, Treasurer and Secretary

Timothy R. Postlewait ...................        --              5,014(10)          *               -0-         -0-
  Vice President of Plant Operations

Rodger A. Malehorn ......................        --              4,612(10)          *               -0-         -0-
  Vice President of Commercial Operations

All directors and executive officers as
  a group (11) (12 persons) .............                    2,180,419            19.04        2,271,127        100

- ------------
* Less than one percent.

(1) Mr. John A. Canning has been President of Madison Dearborn Partners, Inc., which is the management company for a private equity investment fund, Madison Dearborn Capital Partners L.P., and a limited partnership, Madison Dearborn Advisers, L.P., which provides venture capital advisory services to First Chicago Corporation, since January 1993. For more than five years prior to that, Mr. Canning was President of First Capital Corporation of Chicago and First Chicago Investment Corporation, both subsidiaries of First Chicago Corporation, engaged in venture capital projects. He is a director of Tyco Toys, Inc., The Interlake Corporation, and The Milnot Corporation.

(2) Mr. Lawrence E. Golub has been President of Golub Associates, Inc., an equity investment firm, since August 1994. From September 1993 to August 1994, Mr. Golub was a Managing Director of Bankers Trust Company in New York, New York. From September 1992 to August 1993, Mr. Golub was a White House Fellow. Mr. Golub was Managing Director of Wasserstein Perella Capital Markets from February 1990 to August 1992 and an officer of Allen & Company Incorporated, an investment banking firm, from 1984 to February 1990. He is Chairman of Mosholu Preservation Corporation. From February 21, 1991, until September 21, 1994, Mr. Golub served as a Director elected by the Class B Common stockholder.

(3) All 822,422 shares are subject to a warrant beneficially owned by Rice Partners II, LP. Mr. Sangalis is a Partner and Director of Rice Partners II, LP and related entities. Mr. Sangalis disclaims beneficial ownership of such shares. In addition, Rice Partners II, LP owns Preferred Stock of the Company pursuant to a Preferred Stock and Warrant Purchase Agreement, dated June 13, 1995, which among other things, allows the holder to designate a director to the Company's Board. See "Proposed Amendment to the Company's Certificate of Incorporation (Proposal 3)."

(4) Includes 522,528 shares of Class A Common Stock owned by Allen & Company Holding, Inc., which owns all of the outstanding shares of Allen & Company Incorporated; Mr. Stanley S. Shuman is an Executive Vice President and Managing Director of both Allen & Company Holding, Inc. and Allen & Company Incorporated. Mr. Shuman disclaims beneficial ownership of such shares. Includes an aggregate of 60,000 shares of Class A Common Stock owned by trusts for the benefit of Mr. Shuman's children, of which Mr. Shuman disclaims beneficial ownership. Mr. Shuman has no voting or investment power, shared or otherwise, in the foregoing shares. He is a Director of The News Corporation Limited, Hudson General Corporation, Global Asset Management, U.S.A., Sesac Inc., and Tower Air Inc.

                                       2

(5) Mr. Melvyn N. Klein has been a practicing attorney and private investor in Corpus Christi, Texas. He has been a Director of Quexco since 1984. He is the sole shareholder, sole director and President of JAKK Holding Corporation, a General Partner of GKH Partners, L.P., which is the sole General Partner of GKH Investments, L.P., an investment fund; founder and principal of Questor Partners Fund, L.P.; and a director of Anixter International, Inc., Santa Fe Energy Resources and Savoy Pictures Entertainment, Inc.

(6) Mr. Albert P. Lospinoso has been Chief Executive Officer and President of RSR Corporation ("RSR") a privately owned, nonferrous metals recycle smelting and refining company with offices in Dallas, Texas, and plants in Dallas, Texas; Middletown, New York; Indianapolis, Indiana; and City of Industry, California, since July 1995 and is a director of RSR and Quexco Incorporated. From July 1992 until July 1995, Mr. Lospinoso was President and Chief Operating Officer of RSR, and for more than five years prior to that he was the Executive Vice President, Chief Operating Officer and a director of RSR and its predecessor companies.

(7) Mr. Howard M. Meyers has been Director, Chairman of the Board, Chief Executive Officer of the Company since September 5, 1986, and was also President until September 21, 1994. Since 1984 he has been Director, Chairman of the Board, Chief Executive Officer and President of Quexco Incorporated, a privately owned company, and the parent of RSR.

(8) All 300,000 shares of Class A Common Stock are owned by a limited partnership in which Mr. Meyers and his wife are the sole limited partners and of which the general partner is a corporation all of the stock of which is owned by Mr. Meyers. Through his control of the corporate general partner of the limited partnership, Mr. Meyers has sole voting and dispositive power over the 300,000 shares of Class A Common Stock. The limited partnership also owns 60% of the Common Stock of Bayou Steel Properties Limited (the "BSPL"), a Delaware corporation. Through his control of the corporate general partner of the limited partnership, Mr. Meyers controls BSPL's voting power. Since BSPL owns 100% of the Company's Class B Common Stock, Mr. Meyers has sole voting and dispositive control of the Class B Common stock. The Class B Common Stock accounts for a maximum of 60% of the voting power of the Company. Therefore Mr. Meyers may be deemed to "control" the Company. Allen & Co. Incorporated and Messrs. Klein, Lospinoso, and Shuman are minority stockholders of BSPL owning 2.08%, 2.77%, 0.76%, and 1.17%, respectively, and Messrs. Lospinoso and Meyers are directors of BSPL.

(9) Includes exercisable options for 6,000 shares of Class A Common Stock. Mr. Jerry M. Pitts was elected Director, President and Chief Operating Officer on September 21, 1994. He was elected Executive Vice President and Chief Operating Officer of the Company on June 7, 1991. He had been Executive General Manager of the Company since July 1, 1987. From 1986 to 1987, he served the Company as General Manager of Operations; from 1984 to 1986, he was Superintendent of Melting Operations; and from 1980 to 1984, he was General Foreman of Melting. Mr. Pitts worked in various management capacities related to production and process engineering at U.S. Steel Corporation from 1974 to 1980.

(10) Includes exercisable options for 3,000 shares of Class A Common stock for each of Messrs. Gonzalez, Postlewait, and Malehorn.

(11) Includes 839,422 shares of Class A Common Stock, subject to exercisable warrants and stock options held by such persons.

AGREEMENT CONCERNING CHANGE IN CONTROL

     The shares of common stock of BSPL owned by Mr. Howard M. Meyers may not be sold, nor may shares of BSPL be issued, at a price which represents a premium attributable to the underlying Class B Common Stock over the market price of the Class A Common Stock, to any person or group if such sale, when aggregated with all prior sales during the immediately preceding four-year period, would result in such
                                       3

person or group owning more than 50% of the common stock of BSPL, unless such person or group agrees to make a tender offer within 30 days for an equivalent percentage of Class A Common Stock at the highest price paid by such person or group (expressed in equivalent shares of Class B Common Stock) for the shares of common stock of BSPL; provided that the Directors elected by the holders of the Class A Common Stock waive the charter restriction prohibiting a purchaser from acquiring 5% or more of the aggregate fair market value of the Class A Common Stock. The agreement terminates when the holders of the Class B Common Stock no longer have the right to elect a majority of the Board of Directors of the Company.

     The Company's Certificate of Incorporation provides that if Mr. Meyers resigns, retires or is removed for cause as Chief Executive Officer of the Company, the Class B Common Stock will no longer vote separately by class with respect to the election of directors, and will only have one vote per share.

COMMITTEES OF THE BOARD

     The Board of Directors has four committees, an Audit Committee, an Environmental Health and Safety Audit Committee, a Compensation Committee, and a Nominating Committee. During the fiscal year ended September 30, 1995, the Audit Committee met twice, the Environmental Health and Safety Audit Committee twice, the Nominating Committee once, and the Compensation Committee once.

     THE AUDIT COMMITTEE presently consists of Messrs. Klein (Chairman), Lospinoso, Golub, and Sangalis, with Mr. Sangalis joining the committee in October 1995. The Audit Committee is charged with the duties of making recommendations to the Board of Directors regarding the selection of the Company's independent auditors, reviewing the activities of such independent auditors and of any internal audit activities of the Company, disposing and deciding of major accounting policy matters directly or indirectly affecting the Company, defining the scope of the annual audit of the Company, and such other powers and duties as may be delegated to such committee by the Board of Directors from time to time.

     THE COMPENSATION COMMITTEE presently consists of Messrs. Shuman (Chairman) and Canning. Messrs. Golub and Lospinoso were added October 1, 1995. The Compensation Committee is empowered to establish compensation payable to directors and executive officers of the Company, as well as any loans or advances by the Company to such persons, subject to the provision that the chief executive officer's compensation is controlled by an employment arrangement between the chief executive officer and the Company.

     THE NOMINATING COMMITTEE presently consists of Messrs. Canning (Chairman), Golub, and Shuman. The Nominating Committee is empowered to nominate persons solely for election as Class A Directors at the annual meeting of stockholders. The Committee will consider candidates for nominees for directors recommended by Class A stockholders if such recommendations are submitted in writing to the Secretary of the Company giving the background and qualifications of the candidate.

     ENVIRONMENTAL, HEALTH AND SAFETY AUDIT COMMITTEE, which presently consists of Messrs. Golub (Chairman), Klein, Lospinoso, Canning, and Shuman, is charged with oversight of the Company's Health and Safety Policy and its Environmental Compliance Policy, reviewing the independent audit reports of the independent outside health, safety and environmental consultants engaged for such purposes, defining the scope of such audits and such other powers and duties in the health, safety and environmental areas as may be delegated to the Committee by the Board of Directors.

DIRECTOR'S COMPENSATION

     The Company pays each non-employee director $30,000 per year, payable in quarterly installments, for serving as a director, plus expenses for each meeting of the Board of Directors that a director attends. The Company does not compensate directors who are officers of the Company for services as directors. Mr. Meyers and Mr. Pitts are the only directors who are officers of the Company.

                                       4
CERTAIN TRANSACTION

     Under an agreement with Allen & Company Incorporated entered into on May 28, 1987, the Company granted Allen & Company a right of first refusal, on competitive terms, to perform certain investment banking services for the Company until September 4, 1996. For fiscal 1995, Allen & Company acted as comanager in conjunction with the placement of the Company's Series A Redeemable Preferred Stock and warrants and received $160,000 for its services. Stanley S. Shuman, a director of the Company, is Executive Vice President and Managing Director of Allen & Company.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to the Company's Chief Executive Officer and the four other most highly-compensated executive officers for the fiscal years 1992 through 1995.

                           SUMMARY COMPENSATION TABLE

                                                                 LONG-TERM
                                                                                 COMPENSATION
                                                                                --------------
                                                        ANNUAL COMPENSATION        AWARD OF
             NAME AND                                   ------------------       STOCK OPTIONS       ALL OTHER
         PRINCIPAL POSITION                  YEAR        SALARY     BONUS        (# OF SHARES)    COMPENSATION(1)
         ------------------                 ------      --------   -------      --------------    ---------------
Howard M. Meyers............................ 1995       $465,504   $  -0-            -0-            $  -0-
 Chairman and Chief                          1994        437,990      -0-            -0-               -0-
 Executive Officer                           1993        437,990      -0-            -0-               -0-
                                             1992        435,041      -0-            -0-               -0-

Jerry M. Pitts.............................. 1995        225,000   112,500           -0-              1,538
 President and Chief                         1994        225,000     9,750         30,000             1,428
 Operating Officer                           1993        225,000     9,750           -0-              1,316
                                             1992        225,000     9,750           -0-              1,702

Timothy R. Postlewait....................... 1995        150,000    63,974           -0-              1,508
 Vice President                              1994        150,000     6,000         15,000             1,602
 of Plant Operations                         1993        150,000     6,000           -0-              1,560
                                             1992        150,000     6,000           -0-              1,560

Richard J. Gonzalez......................... 1995        147,000    77,910           -0-              1,489
 Vice President, Chief Financial             1994        147,000     5,313         15,000             1,638
 Officer, Treasurer and Secretary            1993        147,000     5,313           -0-              1,462
                                             1992        147,000     5,313           -0-              1,498

Rodger A. Malehorn.......................... 1995        132,000    60,065           -0-              1,457
 Vice President of                           1994        120,000      -0-          15,000             1,488
 Commercial Operations                       1993        120,000     5,313           -0-              1,253
                                             1992        120,000     5,313           -0-              1,253

- --------------
(1) Includes amounts contributed by the Company to the Company's Savings Plan, a 401(k) Plan in respect of matching contributions. For fiscal 1995, the Company's contributions were $1,436 for Mr. Pitts, $1,406 for Mr. Postlewait, $1,315 for Mr. Gonzalez, and $1,169 for Mr. Malehorn. Also includes the dollar value of term life insurance premiums paid by the Company for the benefit of these officers.

                                       5

                          OPTION YEAR-END VALUE TABLE

     The following table presents the value of unexercised options at September 30, 1995.
                         FISCAL YEAR-END OPTION VALUES

                                               NUMBER OF
                                               SECURITIES                   VALUE OF
                                               UNDERLYING                  UNEXERCISED
                                               UNEXERCISED                 IN-THE-MONEY
                                               OPTIONS AT                   OPTIONS AT
                                           SEPTEMBER 30, 1995         SEPTEMBER 30, 1995(1)
                                           ------------------         ---------------------
                                            EXERCISABLE(E)/             EXERCISABLE(E)/
              NAME                          UNEXERCISABLE(U)            UNEXERCISABLE(U)
              ----                          ----------------            ----------------
Howard M. Meyers......................           -0-                    $      N/A
Jerry M. Pitts........................       6,000E/24,000U               3,375E/13,500U
Timothy R. Postlewait.................       3,000E/12,000U               1,687E/ 6,750U
Richard J. Gonzalez...................       3,000E/12,000U               1,687E/ 6,750U
Rodger A. Malehorn....................       3,000E/12,000U               1,687E/ 6,750U

- --------------
(1) At September 30, 1995, the closing sales price for Bayou Steel Corporation's Class A Common Stock on the American Stock Exchange was $4.9375.

EMPLOYMENT CONTRACT

     Pursuant to agreements between Mr. Howard M. Meyers and the Company, Mr. Meyers is entitled to an annual cash salary equal to the greater of (x) a base amount of $350,000 adjusted for increases in the consumer price index since December 1985 or (y) 2% of the Company's pretax net income earned during the immediately preceding year (or 1% if Mr. Meyers is no longer both the Chairman and Chief Executive Officer of the Company with substantial day-to-day managerial responsibilities).

RETIREMENT PLAN

     The following table specifies the estimated annual benefits upon retirement under the Retirement Plan to eligible employees of the Company of various levels of average annual compensation and for the years of service classifications specified:
                               PENSION PLAN TABLE

                                          YEARS OF SERVICE
  AVERAGE ANNUAL     --------------------------------------------------------
   COMPENSATION         10              20              30              45
   ------------      --------        --------        --------        --------
    $  20,000        $  1,200        $  2,400        $  3,600        $  3,600
       50,000           4,204           8,407          12,611          12,611
      100,000           9,704          19,407          29,111          29,111
      150,000          15,204          30,407          45,611          45,611
      200,000          15,204          30,407          45,611          45,611
      250,000          15,204          30,407          45,611          45,611
      300,000          15,204          30,407          45,611          45,611
      600,000          15,204          30,407          45,611          45,611

     The Company has adopted the Bayou Steel Corporation Retirement Plan (the "Retirement Plan") covering eligible employees of the Company not covered by a collective bargaining agreement. Under the terms of the Retirement Plan, the monthly retirement benefits of a participant payable at the participant's

                                       6

normal retirement date are equal to (i) .6% of average monthly compensation, multiplied by years of credited service (not to exceed 30 years), plus (ii) .5% of that portion, if any, of average monthly compensation which is in excess of the participant's average social security taxable wage base, multiplied by years of credited service (not to exceed 30 years).

     Annual retirement benefits are computed on a straight life annuity basis without deduction for Social Security or other benefits. The Tax Code limits the amount of annual compensation that may be counted for the purpose of calculating pension benefits, as well as the annual pension benefits that may be paid, under the Retirement Plan. For 1995, these amounts are $150,000 and $120,000, respectively.

     Earnings of the named executive officers, for purposes of calculating pension benefits, approximate the aggregate amounts shown in the Annual Compensation columns of the Summary Compensation Table, except for Messrs. Meyers and Pitts whose earnings for purposes of such calculation are subject to the $150,000 limitation discussed above.

     The years of credited service under the Retirement Plan as of October 1, 1995 for each of the five most highly compensated officers of the Company are:
Howard M. Meyers, 9 years; Jerry M. Pitts, 14 years; Richard J. Gonzalez, 12 years; Rodger A. Malehorn, 11 years; and Timothy R. Postlewait, 14 years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Company's Compensation Committee are Mr. John A. Canning and Stanley S. Shuman. Neither member of the Compensation Committee has been an officer or employee of the Company. No executive officer of the Company served in the last fiscal year as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.

                      REPORT OF THE COMPENSATION COMMITTEE

     THIS REPORT BY THE COMPENSATION COMMITTEE SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT WHICH INCORPORATES THIS PROXY STATEMENT BY REFERENCE INTO ANY FILING UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, (THE "ACTS"), AND THEY SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's executive compensation program is designed to attract, retain, reward and motivate executive management talent required to achieve its short and long-term business objectives, maintain its competitive position in the steel minimill industry, and increase shareholder value. This program is administered and effected by the Company's management and monitored by the Compensation Committee of the Board of Directors which is comprised of outside directors of the Company.

     GENERAL. In fiscal 1994, the Company engaged an independent compensation consultant to review the competitiveness of its total executive compensation package. Total compensation includes base pay, annual incentive pay, and long-term incentives. The consultant, with management participation, selected a peer group of 14 public steel minimills, and reviewed compensation of comparable executive positions in the peer group over a three year period. Adjusting for market capitalization, assets, and sales, the consultant determined a target level of total compensation for each of the Company's executive officers. The report of the independent consultant, which was presented to and accepted by the Board of Directors, made recommendations intended to maintain total executive compensation at a competitive level. The Compensation Committee basically used this approach as the compensation policy for 1994 and 1995, although certain subjective elements, including individual performance, scope of responsibilities, and unusual activities, such as acquisitions and financing transactions, are also considered.
                                       7

     BASE PAY. Salaries of the Company's executive officers are determined by the Chief Executive Officer within the general compensation guidelines developed by the independent consultant and adopted by the Committee. Based on the study of the peer group of steel minimills, base salaries are targeted at the fifty percentile of salaries in the peer group adjusted for sales, assets, and market capitalization. Besides maintaining competitive market levels, subjective criteria, such as the impact the executive has on the Company, the skills and experience required by the job, individual performance and internal equities are considered in determining salary levels. During 1995, the salary of the Vice President - Commercial Operations was increased to that base salary considered to be an appropriate level based on the criteria mentioned above.

     ANNUAL INCENTIVE PAY. A significant portion of the compensation paid to the Company's executive officers consists of an annual incentive cash bonus. The Committee believes that incentive compensation provides the best means of motivating and rewarding performance while providing necessary controls on cost. The Company has instituted an Incentive Compensation Plan (the "ICP") to provide annual cash incentives for the attainment of corporate financial objectives to all executive officers, except Mr. Meyers. The Administrative Committee, composed of one or all of the Company's officers, including Howard M. Meyers, as appointed by the Compensation Committee, determines quantitative measures of performance relating to financial or other indicators of performance for the Company and measurable individual goals prior to the commencement of each year. Two independent consultants reviewed the ICP in fiscal 1995, particularly for the adequacy of the overall financial measures. The Administrative Committee reviewed these measures with a subcommittee of the Board as to appropriateness. In fiscal 1995, the ability of the Company's executive officers to earn incentive bonuses under the ICP were dependent upon the Company's achievement of certain levels of return on assets (the "ROA") percentage (income, before interest, tax, depreciation, and amortization to defined assets), using the historical ROA experience of six peer competitors. If the threshold level below which no incentives would be paid is exceeded, the cash incentive bonuses incrementally increase based upon specified ROA levels pre-established by the Administrative Committee. Additionally, other specific goals, including shipments, cost reduction, environment, and safety, were established as goals. The awards were objective and entailed precise weighing and measurement of various factors. The overall performance and cash payout for fiscal 1995 were reviewed by the entire Board of Directors.

     LONG-TERM INCENTIVES. The purposes of long-term incentive compensation is to promote the Company's long-term goals by providing financial incentives to executives to increase the value of the Company, as reflected in the price of its stock, and to focus on the intermediate and long-term development and prosperity of the Company. By providing the opportunity to acquire a significant proprietary interest in the Company, the plans link the interests of the executives with those of the stockholders.

     Using the independent compensation consultant report and based on analysis of peer steel minimill companies, a target level for long-term incentives for executives as a percentage of total compensation was established using the Black-Scholes valuation model. The Board uses incentive stock options as its long-term incentive. Since this component of total compensation was not previously utilized, the Company's initial awards in fiscal 1994 were two to three times targeted annual awards. As a result, no awards were made in 1995. The vesting schedule provides features intended to encourage long-term retention and loyalty of its executive officers. It is anticipated that periodic awards will be given to executive officers in the future so that, over time, target levels are achieved. Once the value of the long-term incentive component is determined, the numbers of incentive options was determined based on the Black-Scholes Model and adjusted based on elapsed time since the last award and other factors. The ultimate value of incentive stock option is based solely on the increase in value of the shares over grant price, which has been market value on the date of the grant.
                                       8

     CONCLUSION. Total compensation is evaluated over a period of several years since both the annual incentive component and long-term incentive component can vary significantly from year to year depending on the cyclical nature of the industry, Company performance, and individual performance. The Compensation Committee believes that current total compensation for executive officers is reasonable and competitive. The Compensation Committee believes that fiscal year 1995 compensation is consistent with its current compensation philosophy and reflects corporate performance.

     COMPENSATION OF CHIEF EXECUTIVE OFFICER. The compensation payable to Mr. Meyers for all services performed on behalf of the Company in any capacity is determined by the terms of agreements dated July 26, 1988, and August 28, 1986, to which the Company and Mr. Meyers are parties. The two agreements provide that Mr. Meyers is entitled to the greater of (x) a base amount of $350,000 adjusted for increases in the consumer price index since December 1995 or (y) 2% of the Company's pretax net income earned in the previous year (or 1%, if Mr. Meyers is no longer both the Chairman and Chief Executive Officer of the Company with substantial day-to-day managerial responsibilities).

     POLICY ON DEDUCTIBILITY OF COMPENSATION. Section 162(m) of the Internal Revenue Code limits to $1 million the Company's tax deduction for compensation paid to each of the Company's most highly paid executive officers, unless certain requirements are met. The Committee believes it unlikely in the short term that the limitation will affect the Company. Additionally, the Company has substantial net operating loss carryforwards to reduce income taxes. The Committee's present intention is to structure executive compensation so that it will be fully deductible provided that such continues to be in the best interest of the Company and its stockholders.

                              Submitted by the Compensation Committee
                              John A. Canning, Jr., Chairman
                              Stanley S. Shuman

                      STOCKHOLDER RETURN PERFORMANCE GRAPH

     The following graph compares the change in the cumulative total shareholder return on the Company's Common Stock with the total return of the Standard & Poor's 500 Stock Index and an index of peer companies, in the minimill steel industry, selected by the Company for the period of five years commencing on October 1, 1990 and ending on September 30, 1995. The graph assumes an investment on October 1, 1990 of $100 in Bayou Steel Corporation Common Stock, Standard & Poor's 500 Stock Index and the common stock of the peer group, and that all dividends were reinvested. The peer group consists of eight domestic steel minimills.
                                       9

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                            BAYOU STEEL CORPORATION

                [LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]

                   1990       1991       1992       1993       1994       1995
                   ----       ----       ----       ----       ----       ----
Bayou Steel         100        143        129        176        236        282
S&P 500             100        131        146        164        171        221
Peer Group          100        108        131        179        179        157

     The peer group consists of the following corporations: Birmingham Steel Corporation, Chaparral Steel Company, Commercial Metals Company, Laclede Steel Company, New Jersey Steel Corporation, N.S. Group, Inc., Roanoke Electric Steel Corporation, and Northwestern Steel and Wire Company.

ITEM 12. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     On October 31, 1995, the Company had outstanding 10,613,380 shares of Class A Common Stock ($.01 par value), 2,271,127 shares of Class B Common Stock ($.01 par value) and 100 shares of Class C Common Stock ($.01 par value).

     The following table lists persons other than executive officers or directors of the Company who are known to the Company to own beneficially more than 5% of each class of its outstanding stock as of October 31, 1995. The information set forth below is based upon information furnished by the persons listed. Unless otherwise indicated, all shares shown as beneficially owned are held with sole voting and investment power.

                                       10

                                          TITLE
                                           OF            BENEFICIAL OWNERSHIP
NAME AND ADDRESS OF BENEFICIAL OWNER      CLASS       AMOUNT          PERCENTAGE
- ------------------------------------      -----       ------          ----------
First Capital Corporation of Chicago.....  A         838,200(1)          7.91%
  #3 First National Place
  Suite 1330
  Chicago, IL 60602

How & Company ...........................  A         600,000(1)          5.65%
  c/o The Northern Trust Co.
  P.O. Box 92303
  Chicago, IL 60675

Heine Securities Corporation.............  A         615,000(2)          5.79%
  51 John F. Kennedy Parkway
  Short Hills, NJ 07080

Bayou Steel Properties Limited(3)........  B       2,271,127(1)        100.00%
  2777 Stemmons Freeway
  Dallas, TX 75207

Voest-Alpine International Corporation...  C               100         100.00%

- ------------
(1)      As of October 31, 1996
(2)      As of December 31, 1996
(3)      See footnote 8 on page 6.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

     The beneficial ownership of the Company's common stock of all Directors and Executive Officers is incorporated by reference to Item 10. of this form.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Additional information regarding certain relationships and related transactions is incorporated by reference to the "Certain Transaction" section of Item 10. and Item 8. of this form.

                                       11

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

BAYOU STEEL CORPORATION

By  /S/ RICHARD J. GONZALEZ
        -------------------
        Richard J. Gonzalez
        Vice President, Chief Financial
        Officer, Treasurer, and Secretary

Date:  April 30, 1996