Form 10-Q
period 1996-03-31
BAYOU STEEL CORP
filed 1996-05-08
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                      SHARES OUTSTANDING AT MARCH 31, 1996
- ------------------------------------      ------------------------------------
Class A Common Stock, $.01 par value                    10,613,380
Class B Common Stock, $.01 par value                     2,271,127
Class C Common Stock, $.01 par value                           100
                                                        ----------
                                                        12,884,607
                                                        ==========

                             BAYOU STEEL CORPORATION

                                      INDEX

                                                                         PAGE
PART I.     FINANCIAL INFORMATION                                       NUMBER
                                                                        ------
            Item 1.     Financial Statements

                         Consolidated Balance Sheets --
                         March 31, 1996 and
                         September 30, 1995 .............................   3

                        Consolidated Statements of Income
                         (Loss) -- Three Months and Six Months
                         Ended  March 31, 1996 and 1995 .................   5

                         Consolidated Statements of Cash
                         Flow -- Six Months Ended March
                         31, 1996 and 1995 ..............................   6

                        Notes to Financial Statements ...................   7

            Item 2.     Management's Discussion and Analysis

                        Results of Operations ...........................  12

                        Liquidity and Capital Resources .................  15

PART II.    OTHER INFORMATION

            Item 6.     Exhibits and reports on Form 8-K ................  19

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              (UNAUDITED)          (AUDITED)
                                                MARCH 31,         SEPTEMBER 30,
                                                  1996                1995
                                              -------------       -------------
CURRENT ASSETS:

   Cash and temporary cash investments .      $        --         $  10,521,664
   Receivables, net of allowance for
     doubtful accounts of $564,754 in
     1996 and $567,970 in 1995 .........         23,649,898          21,921,347
   Inventories .........................         78,208,180          67,694,741
   Prepaid expenses ....................            974,886             257,405
                                              -------------       -------------
      Total current assets .............        102,832,964         100,395,157
                                              -------------       -------------
PROPERTY, PLANT AND EQUIPMENT:

   Land ................................          3,790,398           3,790,398
   Machinery and equipment .............        103,661,590         102,582,968
   Plant and office building ...........         19,405,645          18,929,288
                                              -------------       -------------
                                                126,857,633         125,302,654
   Less-Accumulated depreciation .......        (36,632,553)        (33,652,607)
                                              -------------       -------------
      Net property, plant and equipment          90,225,080          91,650,047

OTHER ASSETS ...........................          4,492,884           5,030,961
                                              -------------       -------------
      Total assets .....................      $ 197,550,928       $ 197,076,165
                                              =============       =============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  (UNAUDITED)        (AUDITED)
                                                   MARCH 31,       SEPTEMBER 30,
                                                     1996              1995
                                                  ------------      ------------
CURRENT LIABILITIES:

   Current maturities of long-term debt ....      $    506,445      $    613,483
   Accounts payable ........................        21,037,513        22,188,484
  Accrued liabilities ......................         2,979,262         3,675,716
   Line-of-credit ..........................         4,000,000              --
   Accrued dividends on redeemable
     preferred stock .......................              --             616,249
                                                  ------------      ------------
      Total current liabilities ............        28,523,220        27,093,932
                                                  ------------      ------------
LONG-TERM DEBT .............................        85,070,800        85,137,665
                                                  ------------      ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK .................        12,451,632        12,239,173
                                                  ------------      ------------
STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value -
     Class A ...............................           106,134           106,134
     Class B ...............................            22,711            22,711
     Class C ...............................                 1                 1
                                                  ------------      ------------
      Total common stock ...................           128,846           128,846

   Paid-in capital .........................        47,769,034        47,769,034
   Retained earnings .......................        23,607,396        24,707,515
                                                  ------------      ------------
      Total stockholders' equity ...........        71,505,276        72,605,395
                                                  ------------      ------------
      Total liabilities & common
         stockholders' equity ..............      $197,550,928      $197,076,165
                                                  ============      ============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)

                                                         SECOND QUARTER ENDED                             SIX MONTHS ENDED
                                                               MARCH 31,                                      MARCH 31,
                                                  -----------------------------------           -----------------------------------
                                                     1996                    1995                  1996                    1995
                                                  ------------           ------------           ------------           ------------
NET SALES ..............................          $ 52,145,001           $ 49,521,950           $ 93,307,994           $ 93,373,735
COST OF SALES ..........................            48,497,843             42,578,342             85,605,747             79,801,414
                                                  ------------           ------------           ------------           ------------
GROSS PROFIT ...........................             3,647,158              6,943,608              7,702,247             13,572,321
SG&A ...................................             1,544,004              1,140,446              3,091,084              2,310,580
NON-PRODUCTION
   STRIKE EXPENSES .....................               326,432                291,183                671,093                550,200
                                                  ------------           ------------           ------------           ------------
OPERATING INCOME .......................             1,776,722              5,511,979              3,940,070             10,711,541
                                                  ------------           ------------           ------------           ------------
OTHER INCOME (EXPENSE)
   Interest expense ....................            (2,147,371)            (1,853,518)            (4,280,609)            (3,770,878)
   Interest income .....................                23,137                144,902                129,817                264,503
   Miscellaneous .......................               368,192                 78,389                406,650                133,116
                                                  ------------           ------------           ------------           ------------
                                                     1,756,042             (1,630,227)            (3,744,142)            (3,373,259)
                                                  ------------           ------------           ------------           ------------
INCOME BEFORE TAXES ....................                20,680              3,881,752                195,928              7,338,282
PROVISION FOR
   INCOME TAXES ........................                  --                   38,817                   --                   73,382
                                                  ------------           ------------           ------------           ------------
NET INCOME .............................                20,680              3,842,935                195,928              7,264,900
DIVIDENDS ACCRUED AND
   ACCRETION ON
   PREFERRED STOCK .....................              (649,980)                  --               (1,295,987)                  --
                                                  ------------           ------------           ------------           ------------
INCOME (LOSS)
   APPLICABLE TO
   COMMON AND COMMON
   EQUIVALENT SHARES ...................          $   (629,300)          $  3,842,935           $ (1,100,059)          $  7,264,900
                                                  ============           ============           ============           ============
AVERAGE NUMBER
   OF COMMON AND
   COMMON EQUIVALENT
   SHARES OUTSTANDING ..................            13,707,030             12,884,607             13,707,030             12,884,607
                                                  ============           ============           ============           ============
INCOME (LOSS)
   APPLICABLE TO
   COMMON AND COMMON
   EQUIVALENT SHARE ....................          $      (0.05)          $       0.30           $      (0.08)          $       0.56
                                                  ============           ============           ============           ============

  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                            MARCH 31,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income .....................................    $    195,928     $ 7,264,900
   Depreciation ...............................       2,979,913       2,561,505
   Amortization ...............................         563,078         323,875
   Provision for losses on accounts
     receivable ...............................         (44,574)         94,769

   Changes in working capital:
     (Increase) in receivables ................      (1,683,977)     (2,005,366)
     (Increase) in inventories ................     (10,513,439)     (4,571,992)
     (Increase) in prepaid expenses ...........        (717,481)     (1,711,047)
     (Decrease) increase in accounts
      payable .................................      (1,150,971)      1,824,449
     (Decrease) increase in accrued
      liabilities .............................        (699,454)      1,393,385
                                                   ------------     -----------
      Net cash (used in) provided
         by operations ........................     (11,070,977)      5,174,478
                                                   ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Addition of property, plant
     and equipment ............................      (1,554,979)     (5,080,284)
                                                   ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line-of-credit ............       4,000,000            --
   Payments of long-term debt .................        (173,903)       (144,162)
   (Increase) in other assets .................         (25,000)       (512,766)
   Payments of dividends on preferred stock ...      (1,696,805)           --
                                                   ------------     -----------
      Net cash provided by (used in)
         financing activities .................       2,104,292        (656,928)
                                                   ------------     -----------
NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS ...........................     (10,521,664)       (562,734)

CASH AND CASH EQUIVALENTS,
   beginning balance ..........................      10,521,664       8,903,413
                                                   ------------     -----------
CASH AND CASH EQUIVALENTS,
   ending balance .............................    $       --       $ 8,340,679
                                                   ============     ===========

  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (UNAUDITED)

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

      In the opinion of the Company, the accompanying unaudited consolidated financial statements present fairly the Company's financial position as of March 31, 1996 and September 30, 1995 and the results of its operations for the three-month and six-month periods ended March 31, 1996 and 1995 and the cash flow statements for the six-month periods ended March 31, 1996 and 1995.

      The accompanying financial statements include the consolidated accounts of Bayou Steel Corporation ("BSC") and Bayou Steel Corporation (Tennessee) ("BSCT") (collectively referred to herein as the "Company") after elimination of all significant intercompany accounts and transactions.

      The results of operations for the six-month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results for the full year.

2)    INVENTORIES

      Inventories as of March 31, 1996 and September 30, 1995 consisted of the following:

                                              (UNAUDITED)           (AUDITED)
                                               MARCH 31,           SEPTEMBER 30,
                                                 1996                  1995
                                             ------------          ------------
Scrap steel ........................         $  6,810,968          $  4,964,364
Billets ............................            8,063,354             6,357,640
Finished product ...................           47,604,064            42,541,400
LIFO adjustments ...................           (3,410,341)           (4,741,268)
                                             ------------          ------------
                                             $ 59,068,045          $ 49,122,136
Mill rolls, operating
  supplies and other ...............           19,140,135            18,572,605
                                             ------------          ------------
                                             $ 78,208,180          $ 67,694,741
                                             ============          ============

      The inventory valuations are based on LIFO estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined.

      Shapes, billets, scrap steel, and certain production supplies are pledged as collateral against the Company's line-of-credit.

3)    PROPERTY, PLANT AND EQUIPMENT

      Capital expenditures for normal operations totaled $1.6 million and $5.1 million during the six-month periods ended March 31, 1996 and 1995, respectively. As of March 31, 1996, the estimated costs to complete authorized projects under construction or contract amounted to $1.0 million.

      Betterments, improvements, and additions on property, plant and equipment are capitalized at cost. Interest during construction of significant additions is capitalized. There was no interest capitalized for the six-month period ended March 31, 1996. Interest of $122,000 was capitalized during the six-month period ended March 31, 1995. Interest of $394,000 was capitalized during the fiscal year ended September 30, 1995.

4)    OTHER ASSETS

      Other assets consist of financing costs associated with the issuance of long-term debt, redeemable preferred stock and warrants, and the Company's revolving line of credit (see Notes 5, 6 and 8) which are being amortized over the lives of the related transaction. Amortization expense was $563,000 and $324,000 for the six-month periods ended March 31, 1996 and 1995. Amortization expense was $893,000 for the fiscal year ended September 30, 1995.

5)    LONG-TERM DEBT

      Long-term debt of the Company as of March 31, 1996 and September 30, 1995 included the following:

                                                  MARCH 31,        SEPTEMBER 30,
                                                    1996                1995
                                                ------------       ------------
First Mortgage Notes (see below) .........      $ 75,000,000       $ 75,000,000
Term Loan (see below) ....................        10,000,000         10,000,000
Other notes payables .....................           577,245            751,148
                                                ------------       ------------
Less-current maturities ..................          (506,445)          (613,483)
                                                ------------       ------------
                                                $ 85,070,800       $ 85,137,665
                                                ============       ============

      On June 20, 1995, the Company entered into a five-year term loan agreement of $10 million for the Company's wholly owned subsidiary, BSCT. The term loan, partially secured by the Company's accounts receivable, bears interest on a sliding scale based on the quarterly leverage ratio which is defined indebtedness divided by earnings before interest, taxes, depreciation and amortization ("EBITDA"). Based on the second quarter leverage ratio, BSCT will accrue at LIBOR plus 2.25% or approximately 8% at current rates. As of March 31, 1996, BSCT accrued interest at a rate of 7.62%. Term loan interest is payable quarterly. Principal payments are due quarterly beginning June 30, 1997.

      On March 3, 1994, the Company issued $75 million of the 10.25% Notes. The principal is due on March 1, 2001. As of March 31, 1996 and 1995, the Company accrued interest at a rate of 10.25%.

6)    SHORT-TERM DEBT

      On June 20, 1995, the Company entered into an amendment and restatement of its revolving line-of-credit agreement which will be used for general corporate purposes. The terms of the amended and restated agreement call for available borrowings up to $45 million, including outstanding letters of credit using a borrowing base of receivables and inventory. Based on these criteria, the net amount available as of March 31, 1996 was $31.5 million. The agreement is secured by inventory and accounts receivable at interest rates on a sliding scale
                                     Page 8

based on the quarterly leverage ratio which is defined indebtedness divided by EBITDA. Based on the second quarter leverage ratio, the Company will accrue at LIBOR plus 2.25% or approximately 8% at current rates.

      There was $4.0 million borrowed under the line as of March 31, 1996. The maximum amount outstanding during the three-month and six-month periods ended March 31, 1996 was $4.9 million. The average borrowings were $1,129,000 and $564,000 for the three-month and six-month periods ended March 31, 1996, respectively. The weighted average interest rate was 8.55% for the second fiscal quarter and six-month period ended March 31, 1996.

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

      The holders of the preferred stock are entitled to receive quarterly dividends at a rate of 14.5% per annum. The Company intends to declare and pay quarterly dividends on the preferred stock unless prohibited by covenants in the revolving line-of-credit and the 10.25% Notes. If a quarterly dividend payment is not made by the end of a quarter, the rate will increase by 3%. In addition, the holders have a right to additional warrants in the event that any two consecutive quarterly payments are missed or other defined events take place. Depending on the Company's results in the third fiscal quarter, the Company may not be able to declare and pay the dividend. As of March 31, 1996, the Company accrued dividends at a rate of 14.5%.

      The carrying amount of the preferred stock will increase by periodic accretion of the difference between the fair value of the stock at the date of issuance and the redemption value from 1995 through the mandatory redemption date based on the interest method. The terms of the stock purchase agreement impose certain financial covenants which are generally related to covenants in the revolving line-of-credit or the 10.25% Notes.

9)    COMMON STOCKHOLDERS' EQUITY

      Common stock and common stock equivalents as of March 31, 1996 consisted of:
                                     Page 9

                                        CLASS A          CLASS B      CLASS C
                                       ----------       ---------     -------
Authorized ..........................  24,271,127       4,302,347       100
Outstanding, at end of
  quarter ...........................  13,707,030       2,271,127       100
Average outstanding for
  quarter ...........................  13,707,030       2,271,127       100

10)   EARNINGS PER SHARE

      Earnings per common and common equivalent share are calculated based upon the weighted average number of common and common equivalent shares outstanding during the three-month and the six-month periods ended March 31, 1996 and 1995. In connection with the issuance of redeemable preferred stock on June 20, 1995 as discussed in Note 8, the Company reserved 822,422 shares of its Class A Common Stock for issuance upon exercise of the outstanding warrants at a nominal exercise price. These warrants are considered common stock equivalents in calculating earnings per common and common equivalent share for the quarter and six-month period ended March 31, 1996. The actual shares, including equivalents, outstanding for the quarter and six-month periods ended March 31, 1996 were 13,707,030. Actual common shares outstanding for the quarter and six-month periods ended March 31, 1995 were 12,884,607.

11)   MISCELLANEOUS

      Miscellaneous for the six-month periods ended March 31, 1996 and 1995 included the following:

                                                   MARCH 1996         MARCH 1995
                                                   ----------         ----------
Discounts earned .........................          $122,146          $  51,513

Provision for bad debts ..................             3,275            (94,769)

Other ....................................           281,229            176,372
                                                    --------          ---------
                                                    $406,650          $ 133,116
                                                    ========          =========

12)   COMMITMENTS AND CONTINGENCIES

STRIKE

      On March 21, 1993, the United Steelworkers of America Local 9121 (the "Union") initiated a strike against the Company. The strike is ongoing. Over the last 24 months, there has been one formal negotiating session in November of 1995. The Company cannot predict the impact that a new collective bargaining contract will have on the Company's results. However, the Company believes a new contract will not have a negative material effect on the Company's results.

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

      In conjunction with the acquisition of the assets of Tennessee Valley Steel Corporation ("TVSC"), the Union filed a charge with the NLRB alleging that the Company has violated the NLRA relating to its failure to hire certain individuals, who were former employees of TVSC, at BSCT. The Regional Director of the NLRB has issued a complaint and scheduled a hearing before an administrative law judge on June 10, 1996. The Company believes it has meritorious defenses to these charges.

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

ENVIRONMENTAL

      The Company is subject to various Federal, state and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in some respects have not met all of the applicable standards promulgated pursuant to such laws and regulations. At this time, the Company believes that it is in compliance in all material respects with applicable environmental requirements and that the cost of such continuing compliance will not have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures at its Louisiana facility to address previously contaminated sites. Also, the Company is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation. At March 31, 1996, the Company has accrued a loss contingency for environmental matters.

      TVSC had entered into a Consent Agreement and Order (the "Voluntary Consent Order") under the Tennessee Department of Environmental and Conservation's voluntary clean-up program. The Company, in acquiring the assets of TVSC, has entered into a similar Voluntary Consent Order. Estimates indicate that the cost for remediating the affected areas range from $1.0 million to $2.0 million. The purchase agreement between the Company and TVSC provided for $2.0 million of the purchase price to be held in escrow and applied to costs incurred by the Company for remediation under the Voluntary Consent Order (with an additional $1.0 million to be held in escrow for one year for such costs and other costs resulting from a breach of TVSC's representation and warranties in the agreement). If during the remedial investigation significantly more extensive or more toxic contamination is found, then costs could be greater than those estimated, and to the extent these costs exceeded funds escrowed by TVSC, the Company would be liable.

      The U.S. Public Interest Research Group ("USPIRG") filed a lawsuit in Louisiana against the Company for alleged violations of an environmental regulation. The Company believes it has meritorious defenses to these charges.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

      The Company earned $0.02 million before dividends and accretion on preferred stock in the second quarter of fiscal 1996 compared to a net income of $3.8 million for the comparable period of fiscal 1995. During the first six months of fiscal 1996, the Company earned $0.2 million before dividends and accretion on preferred stock compared to earnings of $7.3 million for the same period of last year. The reduction in the Company's results was due to three significant factors. First, due to its start-up, Bayou Steel Corporation (Tennessee) ("Tennessee") ("BSCT") had a loss of $2.2 million for the second quarter and $3.9 million for the six month period. Second, the metal margin (the difference between the selling price and raw material ("scrap") cost) decreased 6.7% for the second quarter and 3.2% for the first six months of fiscal 1996 primarily due to declining sales prices; this reduced earnings by $1.6 million in the second quarter and $1.0 million for the six month period as compared to the prior year periods. Third, the prices of certain supply items and energy increased significantly at the Louisiana facility ("BSCL") ("Louisiana"), resulting in additional expenses of $1.6 million for the second quarter and $2.1 million for the six month period as compared to prior year.

      The following table sets forth shipment and sales data for the periods indicated.

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                        1996              1995
                                                      --------          --------
Net Sales (in thousands) ...................          $ 52,145          $ 49,522
Shape Shipment Tons ........................           151,658           135,263
Shape Selling Price Per Ton ................          $    338          $    360
Billet Shipment Tons .......................               199             1,807
Billet Selling Price Per Ton ...............          $    240          $    223

                                                         SIX MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                        1996              1995
                                                      --------          --------
Net Sales (in thousands) ...................          $ 93,308          $ 93,374
Shape Shipment Tons ........................           264,651           252,118
Shape Selling Price Per Ton ................          $    345          $    356
Billet Shipment Tons .......................             1,908            10,919
Billet Selling Price Per Ton ...............          $    249          $    235

A.    SALES

      Net sales increased in the second quarter of fiscal 1996 by 5.3% or $2.6 million compared to the same period of fiscal 1995. The increase was the result of an increase in shape shipments from the Tennessee facility. This was partially offset by a $22 per ton decrease in the shape selling price. Net sales for the six month period was approximately the same compared to the same period of fiscal 1995. While the overall shape tons shipped increased for the comparable six month period, the overall shape selling price and billet shipments decreased.

      SHAPES - Shape shipments of 151,658 tons in the second quarter of fiscal 1996 increased by 12.1%. The 136,043 tons shipped out of the Louisiana facility was approximately the same for comparative periods. Shipments from the Tennessee facility were 15,615 tons during this quarter. Shape shipments for the six month period of fiscal 1996 increased by 5.0%. During the first quarter of fiscal 1996, the Company experienced a slowing economy and the effects of severe weather conditions which affected the Company's ability to ship. The backlog of orders at March 31, 1996 for the Company was 11% less than a year earlier and 26% higher than the prior quarter. The decrease in backlog from a year earlier was directly related to steel service centers (the Company's primary customers) lowering inventory levels from a year ago. With mill stocks being more readily available and pricing instability, steel service centers are buying on an as-needed basis to maintain lower levels of inventory and to minimize their risk with the uncertainty in the market while still satisfying their customers. The increase in backlog in the three month period ended March 31, 1996 is due to increases in demand and the additional orders for the Tennessee facility's product line. Shipments are expected to increase in the third quarter of fiscal 1996 compared to the second quarter of fiscal 1996 due to the additional product line from the Tennessee facility and the increased seasonal demand from the steel service centers during the spring.

      Shape prices decreased in the second quarter of fiscal 1996 compared to the same period of fiscal 1995 by $22 per ton or 6.1%. Shape prices for the six month period decreased by $11 per ton or 3.1%. Prices decreased in the first and second quarter of fiscal 1996 as a result of additional capacity being shifted into the Company's product line, excess inventories at certain minimills, and imports in the Southwest. Several competitors, although not all, have announced a price increase effective in the third fiscal quarter.

      BILLETS - Shipments of billets, the Company's semi-finished product, decreased 1,608 tons in the second quarter of fiscal 1996 and 9,011 tons for the six month period compared to the same periods of fiscal 1995 due to lack of availability of billets for sale. With the high productivity of the Louisiana rolling mill, there were no excess billets to sell. The Company also began supplying billets to its newly acquired rolling mill in Tennessee late in fiscal 1995, thereby reducing the availability of billets to sell in the open market. In addition, the Company has been purchasing billets on the open market at competitive prices for the remaining needs of the Tennessee rolling mill. The Company will continue to supply all of its Louisiana's rolling mill billet requirements. Depending on market conditions, the Company may sell billets on an occasional and selective basis to domestic and export customers while purchasing additional billets for Tennessee.

B.    COST OF GOODS SOLD

      Cost of goods sold was 93.0% and 91.7% of sales for the second quarter and first six months of fiscal 1996 compared to 86.0% and 85.5% of sales for the same periods of fiscal 1995, respectively. The increases in cost of goods sold as a percent of sales were due to the high production cost associated with beginning operations at Tennessee, price increases of alloys, certain supply items, and energy which affected conversion costs (the cost to convert raw materials into shapes), and selling prices of the finished product decreasing more than the cost of scrap.

      The major component of cost of goods sold is scrap. Scrap cost in the second quarter and first six months of fiscal 1996 decreased $7 and $5 per ton, respectively, compared to the same periods last year. The scrap cost decrease was not as great as the shape price decrease of $22 and $11 per ton, respectively, compared to the same periods last year. This resulted in significantly lower metal margins.

      Additives, alloys and flux ("AAF"), another component of cost of goods sold, increased by 29% and 24% in the second quarter and first six months of fiscal 1996, respectively, compared to the same period of fiscal 1995 primarily due to price increases. These price increases for the second quarter and the six month period of fiscal 1996 were approximately $4 and $3 per billet ton produced,
                                     Page 13

respectively. An anti-dumping suit against foreign producers utilized by the Company and its competitors resulted in high duties on imported AAF. Also contributing to the higher prices is the increase in domestic demand due to high steel-making capacity utilization. This general market condition affects the Company and its competition.

      Another significant portion of cost of goods sold is conversion cost, which include labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Louisiana facility in the second quarter and the first six months of fiscal 1996 compared to the same period of fiscal 1995 increased by 6.0% and 8.3% per ton, respectively. The major increases in conversion cost were due to price increases for electrodes, power and natural gas which accounted for approximately $8 and $6 per rolled ton produced for the second quarter and first six months of fiscal 1996, respectively. Also, contributing to the higher cost was the running of the second furnace during the first quarter. Due to the impact of the second furnace learning curve and the recent favorable change in billet availability in the market place, the Company returned to a one furnace operation during the first fiscal quarter of 1996. The other furnace serves as a back-up for major expected and unexpected outages. The one-furnace operation and recently completed capital projects have led to improved operating efficiencies. In March, the melt shop productivity, power consumption, and electrode consumption were the best in the history of the Company. Also, in March, the rolling mill's productivity and tons produced were the best in the Company's history. Offsetting some of the increases in cost were several non-reoccurring adjustments of approximately $0.7 million resulting from the favorable settlement of a lawsuit, resolution of some issues with a regulatory agency, and anticipated recovery of a property loss through insurance.

      In July 1995, Tennessee started operating its rolling mill. As expected, the learning curve associated with new and refurbished equipment combined with an inexperienced work force caused the production tons to be low and the conversion cost per ton to be high. Also, the selling price for the Tennessee facility's product have decreased significantly since the acquisition in April 1995 due to a weakening market and market penetration. Consequently, the Tennessee facility's loss amounted to $2.2 million and $3.9 million for the second quarter and first six months of fiscal 1996, respectively. During the early third quarter, the Tennessee rolling mill productivity and tons produced have improved significantly compared to the second quarter; as a result, production costs should be lower. However, the Company expects Tennessee to report a loss in the third quarter of fiscal 1996.

C.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expenses increased in the second quarter and first six months of fiscal 1996 compared to the same periods of the last fiscal year by $404,000 and $781,000, respectively, due to additional administrative and amortization of financing expenses related to the acquisition of the Tennessee facility.

D.    NON-PRODUCTION STRIKE EXPENSES

      Strike-related expenses increased by $35,000 and $121,000 for the second quarter and the first six months of fiscal 1996, respectively, compared to the same periods of fiscal 1995. Strike expenses were primarily security coverage and legal advice on both strike issues and the on-going corporate campaign of the United Steelworkers of America (the "Union"). For the first six months of fiscal 1996, the Company's strike-related expenses averaged approximately $112,000 per month mainly due to increases in legal services related to the Racketeer Influenced Corrupt Organization Act suit the Company filed against the Union. Non-production strike expenses are expected to increase in the third quarter by approximately $120,000 due to increased litigation.

E.    OTHER INCOME (EXPENSE)

      Interest expense increased in the second quarter and first six months of fiscal 1996 compared to the same period of fiscal 1995 due to the $10 million term loan for the financing of the Tennessee facility and borrowing under the line-of-credit. Interest income decreased in the second quarter and first six months of fiscal 1996 compared to the same periods of last year due to lower cash balances available to invest. Miscellaneous income increased for the second quarter and first six months of fiscal 1996 compared to the same periods of fiscal 1995 due to the sale of scrapped materials during the second quarter of fiscal 1996.

F.    NET INCOME

      The Company's results before dividends and accretion on preferred stock were $3.8 million and $7.1 million less in the second quarter and first six months of fiscal 1996, respectively, compared to the same period of fiscal 1995. The primary reasons for the reductions in earnings are start-up losses of the Tennessee facility, reduced metal margins, and price increases for alloys, certain supply items, and energy. Without the impact of Tennessee, earnings were $2.2 million and $4.1 million for the second quarter and first six months of fiscal 1996, respectively, compared to $3.8 million and $7.3 million for the same period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

A.    CASH AND WORKING CAPITAL

      The Company ended the second quarter with current assets exceeding current liabilities by a ratio of 3.61 to 1.00. Working capital increased by $1.0 million to $74.3 million during the six months ended March 31, 1996.

      In the first six months of fiscal 1996, cash used by operations was $11.0 million. Accounts payable decreased by $1.2 million as capital project spending decreased at the end of the second quarter. Accounts receivable increased to support the increased sales activity towards the end of the second quarter. Inventories also increased by $10.5 million as most of Tennessee's production went into inventory, as billet purchases increased for Tennessee, and as Louisiana's finished goods increased as a result of high productivity levels.

B.    CAPITAL EXPENDITURES

      Capital expenditures amounted to $1.6 million in the first six months of fiscal 1996. The Company does not expect to make substantial investments in capital during the third fiscal quarter of 1996.

C.    FINANCING

      On June 20, 1995, the Company completed the issuance and sale of 15,000 shares of redeemable preferred stock, par value $0.01 per share ("Preferred Stock"), and warrants to purchase, at a nominal exercise price, six percent of the Company's common stock for $15 million. The Preferred Stock is mandatorily redeemable by the Company seven years after issuance and requires the payment of quarterly dividends, at a rate of 14.5% per annum or $2.2 million per year. The Company intends to declare and pay quarterly dividends on the preferred stock unless prohibited by covenants in the revolving line of credit and the 10.25% Notes. The Company declared two and paid three quarterly dividends in fiscal 1996, one of which relates to the dividend declared in the fourth fiscal quarter of 1995. If a quarterly dividend payment is not made by the end of a quarter, the rate will increase by 3%. In addition, the holders have a right to additional warrants in the event that any two consecutive quarterly payments are missed or other defined events take place. Depending on the Company's results in the third fiscal quarter, the Company may not be able to declare and pay the dividend.

      Simultaneously with the sale of the preferred stock and warrants, the Company entered into a five-year term loan agreement of $10 million for the Company's wholly owned subsidiary, BSCT. The proceeds received from the term loan were used to repay the loan outstanding under the Company's revolving credit facility which had been incurred to acquire substantially all of the assets of Tennessee Valley Steel Corporation ("TVSC"). The term loan is partially secured by the Company's accounts receivable and inventory. The term loan agreement calls for quarterly principal payments beginning on June 30, 1997. The term loan bears interest on a sliding scale based on the quarterly leverage ratio which is defined as indebtedness divided by earnings before interest, taxes, depreciation, and amortization ("EBITDA"). Based on the second quarter leverage ratio, the Company will accrue at LIBOR plus 2.25% or approximately 8% at current rates.

      On June 20, 1995, the Company amended and restated its revolving line-of-credit agreement which will be used for general corporate purposes. The terms call for available borrowings up to $45 million, including outstanding letters of credit using a borrowing base of BSCL's receivables and inventory. Based on these criteria, the net amount available as of March 31, 1996, was $31.5 million. The five year revolving line-of-credit bears interest on a sliding scale based on the quarterly leverage ratio which is defined as indebtedness divided by EBITDA. The terms of the loan agreement impose certain restrictions on the Company, the most significant of which require the Company to maintain a minimum interest coverage ratio and limit the incurrence of certain indebtedness. The Company borrowed $4.0 million under it's line-of-credit during the second fiscal quarter. The Company does not anticipate any difficulties in obtaining another secured line-of-credit upon the expiration of the current line-of-credit in fiscal 2000.

      All of the $75 million 10.25% Notes are classified as long-term debt. There are no principal payments due on the 10.25% Notes until maturity in 2001. The Company intends to refinance the 10.25% Notes on or before the maturity date in 2001. The Indenture under which the Notes are issued ("the Indenture") contains covenants which restrict the Company's ability to incur additional indebtedness and to make dividend payments. Under the Indenture, the Company may not incur additional indebtedness or pay dividends unless its Interest Expense Coverage Ratio for the trailing 12 months would be greater than 2.00 to 1.00 after giving effect to such incurrence. As of March 31, 1996, the Interest Expense Coverage Ratio was slightly above 2.0.

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

                           PART II - OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company was held on April 23, 1996, at which the following matters were brought before and voted upon by the shareholders:

      1. The election of four (4) Class A and four (4) Class B Board of Directors, each to serve until the next annual meeting of stockholders and that the following Class A (total number of shares outstanding 10,613,380) and Class B (total number of shares outstanding 2,271,127) Director nominees received the following number of votes cast:

                  CLASS A                     FOR                   WITHHELD
                  -------                     ---                   --------
            John A. Canning, Jr.            9,501,962                57,933
            Lawrence E. Golub               9,501,962                57,933
            Jeffrey P. Sangalis             9,502,083                57,817
            Stanley S. Shuman               9,501,962                57,933

                  CLASS B                     FOR                    WITHHELD
                  -------                     ---                   --------
            Melvyn N. Klein                 2,271,127                     0
            Albert P. Lospinoso             2,271,127                     0
            Howard M. Meyers                2,271,127                     0
            Jerry M. Pitts                  2,271,127                     0

      2. Ratification of the appointment of Arthur Andersen LLP as auditors of the Company for the fiscal year ending September 30, 1996. The total Class A and Class B shares outstanding were 12,884,507. The detail for the vote is as follows:

                                          FOR         AGAINST        ABSTAIN
                                          ---         -------        -------
                                      11,746,227       61,621          18,480

      3. Amendment to Certificate of Incorporation to provide for board representation for the holder of the Series A Redeemable Preferred Stock. The total Class A and Class B shares outstanding were 12,884,507. The detail for the vote is as follows:

                                          FOR         AGAINST        ABSTAIN
                                          ---         -------        -------
                                       9,995,534       87,210          64,391

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

            3.1    -    Third Restated Certificate of Incorporation of the
                        Company (filed with the March 31, 1996 10-Q and incorporated by reference herein).

            3.2    -    Restated By-Laws of the Company (filed with the March
                        31, 1996 10-Q and incorporated by reference herein).

            (b)   Reports on Form 8-K

                  None were filed during the second quarter of fiscal year 1996.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION



By /s/ RICHARD J. GONZALEZ
   Richard J. Gonzalez
   Vice President, Chief Financial Officer,
   Treasurer, and Secretary

Date: May 8, 1996
                                     Page 20