Form 10-Q
period 1996-06-30
BAYOU STEEL CORP
filed 1996-08-08
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                                       OR
   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

               CLASS                        SHARES OUTSTANDING AT JUNE 30, 1996
Class A Common Stock, $.01 par value               10,613,380
Class B Common Stock, $.01 par value                2,271,127
Class C Common Stock, $.01 par value                      100
                                                   ----------
                                                   12,884,607

                             BAYOU STEEL CORPORATION
                                      INDEX

                                                       PAGE
PART I. FINANCIAL INFORMATION .....................   NUMBER

Item 1. Financial Statements
         Consolidated Balance Sheets --
          June 30, 1996 and
          September 30, 1995 ......................    3

         Consolidated Statements of Income
          (Loss) -- Three Months and Nine Months
          Ended June 30, 1996 and 1995 ............    5

         Consolidated Statements of Cash
          Flow -- Nine Months Ended June
          30, 1996 and 1995 .......................    6

         Notes to Financial Statements ............    7

Item 2. Management's Discussion and Analysis

         Results of Operations ....................   13

         Liquidity and Capital Resources ..........   16

PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K ..........   19

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                              (UNAUDITED)        (AUDITED)
                                               JUNE 30,        SEPTEMBER 30,
                                                 1996              1995
                                             -------------    -------------
CURRENT ASSETS:
   Cash and temporary cash investments ...   $   1,246,860    $  10,521,664
   Receivables, net of allowance for
      doubtful accounts of $613,164 in
      1996 and $567,970 in 1995 ..........      24,736,463       21,921,347
   Inventories ...........................      73,096,697       67,694,741
   Prepaid expenses ......................         633,121          257,405
                                             -------------    -------------
         Total current assets ............      99,713,141      100,395,157
                                             -------------    -------------
PROPERTY, PLANT AND EQUIPMENT:

   Land ..................................       3,790,398        3,790,398
   Machinery and equipment ...............     103,931,744      102,582,968
   Plant and office building .............      20,823,945       18,929,288
                                             -------------    -------------
                                               128,546,087      125,302,654
   Less-Accumulated depreciation .........     (38,282,974)     (33,652,607)
                                             -------------    -------------
         Net property, plant and equipment      90,263,113       91,650,047
                                             -------------    -------------
OTHER ASSETS .............................       4,211,345        5,030,961
                                             -------------    -------------
         Total assets ....................   $ 194,187,599    $ 197,076,165
                                             =============    =============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    (UNAUDITED)     (AUDITED)
                                                     JUNE 30,      SEPTEMBER 30,
                                                      1996            1995
                                                   ------------     ------------
CURRENT LIABILITIES:

   Current maturities of long-term debt ......     $    131,920     $    613,483
  Accounts payable ...........................       19,260,707       22,188,484
  Accrued liabilities ........................        5,563,941        3,675,716
   Accrued dividends on redeemable
      preferred stock ........................          546,721          616,249
                                                   ------------     ------------
         Total current liabilities ...........       25,503,289       27,093,932
                                                   ------------     ------------
LONG-TERM DEBT ...............................       85,048,666       85,137,665
                                                   ------------     ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK ...................       12,557,861       12,239,173
                                                   ------------     ------------
STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value -
      Class A ................................          106,134          106,134
      Class B ................................           22,711           22,711
      Class C ................................                1                1
                                                   ------------     ------------
         Total common stock ..................          128,846          128,846

   Paid-in capital ...........................       47,769,034       47,769,034
   Retained earnings .........................       23,179,903       24,707,515
                                                   ------------     ------------
         Total stockholders' equity ..........       71,077,783       72,605,395
                                                   ------------     ------------
         Total liabilities & common
            stockholders' equity .............     $194,187,599     $197,076,165
                                                   ============     ============

  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)

                         THIRD QUARTER ENDED JUNE 30,      NINE MONTHS ENDED JUNE 30,
                         ----------------------------    ------------------------------
                             1996            1995            1996             1995
                         ------------    ------------    -------------    -------------
NET SALES ............   $ 58,874,583    $ 47,386,163    $ 152,182,577    $ 140,759,898
COST OF SALES ........     54,661,033      40,913,653      140,266,780      120,715,067
                         ------------    ------------    -------------    -------------
GROSS PROFIT .........      4,213,550       6,472,510       11,915,797       20,044,831
SG&A .................      1,519,007       1,501,044        4,610,091        3,811,624
NON-PRODUCTION
   STRIKE EXPENSES ...        402,239         173,412        1,073,332          723,612
                         ------------    ------------    -------------    -------------
OPERATING INCOME .....      2,292,304       4,798,054        6,232,374       15,509,595
                         ------------    ------------    -------------    -------------
OTHER INCOME (EXPENSE)
   Interest expense ..     (2,202,576)     (2,046,913)      (6,483,185)      (5,817,791)
   Interest income ...          8,788          75,844          138,605          340,347
   Miscellaneous .....        123,911           7,888          530,561          141,004
                         ------------    ------------    -------------    -------------
                           (2,069,877)     (1,963,181)      (5,814,019)      (5,336,440)
                         ------------    ------------    -------------    -------------
INCOME BEFORE TAXES ..        222,427       2,834,873          418,355       10,173,155
PROVISION FOR
   INCOME TAXES ......           --            32,486             --            105,868
                         ------------    ------------    -------------    -------------
NET INCOME ...........        222,427       2,802,387          418,355       10,067,287
DIVIDENDS ACCRUED AND
   ACCRETION ON
   PREFERRED STOCK ...       (649,980)        (76,735)      (1,945,967)         (76,735)
                         ------------    ------------    -------------    -------------
INCOME (LOSS)
   APPLICABLE TO
   COMMON AND COMMON
   EQUIVALENT SHARES .   $   (427,553)   $  2,725,652    $  (1,527,612)   $   9,990,552
                         ============    ============    =============    =============
AVERAGE NUMBER
   OF COMMON AND
   COMMON EQUIVALENT
   SHARES OUTSTANDING      13,707,030      12,975,987       13,707,030       12,915,067
                         ============    ============    =============    =============
INCOME (LOSS)
   APPLICABLE TO
   COMMON AND COMMON
   EQUIVALENT SHARE ..   $      (0.03)   $       0.21    $       (0.11)   $        0.77
                         ============    ============    =============    =============

  The accompanying notes are an integral part of these consolidated statements.

                            BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                     NINE MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                        1996           1995
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income ......................................   $    418,355    $ 10,067,287
   Depreciation ................................      4,630,367       3,694,283
   Amortization ................................        844,616         667,951
   Provision for losses on accounts
      receivable ...............................         56,610         142,902

   Changes in working capital:
      (Increase) in receivables ................     (2,871,726)     (3,908,702)
      (Increase) in inventories ................     (5,401,956)     (6,330,265)
      (Increase) in prepaid expenses ...........       (375,716)       (552,366)
      (Decrease) increase in accounts
         payable ...............................     (2,927,777)        186,032
       Increase in accrued liabilities .........      1,888,225       1,859,603
                                                   ------------    ------------
         Net cash (used in) provided
            by operations ......................     (3,739,002)      5,826,725
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Tennessee facility
      net of current assets ....................           --       (17,456,267)
   Addition of property, plant
      and equipment ............................     (3,243,433)     (8,837,016)
                                                   ------------    ------------
         Net cash used by investing
            activities .........................     (3,243,433)    (26,293,283)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ..................       (570,562)       (235,021)
   (Increase) in other assets ..................        (25,000)     (2,091,294)
   Proceeds from issuance of preferred stock ...           --        15,000,000
   Proceeds from term loan .....................           --        10,000,000
   Payments of dividends on preferred stock ....     (1,696,807)           --
                                                   ------------    ------------
         Net cash (used in) provided by
            financing activities ...............     (2,292,369)     22,673,685
                                                   ------------    ------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS ............................     (9,274,804)      2,207,127

CASH AND CASH EQUIVALENTS,
   beginning balance ...........................     10,521,664       8,903,413
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS,
   ending balance ..............................   $  1,246,860    $ 11,110,540
                                                   ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (UNAUDITED)
1)       BASIS OF PRESENTATION

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

         In the opinion of the Company, the accompanying unaudited consolidated financial statements present fairly the Company's financial position as of June 30, 1996 and September 30, 1995 and the results of its operations for the three-month and nine-month periods ended June 30, 1996 and 1995 and the cash flow statements for the nine-month periods ended June 30, 1996 and 1995.

         The accompanying financial statements include the consolidated accounts of Bayou Steel Corporation ("BSC") and Bayou Steel Corporation (Tennessee) ("BSCT") (collectively referred to herein as the "Company") after elimination of all significant intercompany accounts and transactions.

         The results of operations for the nine-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results for the full year.

2)       INVENTORIES

         Inventories as of June 30, 1996 and September 30, 1995 consisted of the following:
                                                   (UNAUDITED)      (AUDITED)
                                                    JUNE 30,       SEPTEMBER 30,
                                                      1996             1995
                                                  ------------     ------------
Scrap steel ..................................    $  4,495,011     $  4,964,364
Billets ......................................       7,012,667        6,357,640
Finished product .............................      44,178,173       42,541,400
LIFO adjustments .............................      (2,876,622)      (4,741,268)
                                                  ------------     ------------
                                                  $ 52,809,229     $ 49,122,136
Mill rolls, operating supplies and other .....      20,287,468       18,572,605
                                                  ------------     ------------
                                                  $ 73,096,697     $ 67,694,741
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

3)       PROPERTY, PLANT AND EQUIPMENT

         Capital expenditures for normal operations totaled $3.2 million and $8.8 million during the nine-month periods ended June 30, 1996 and 1995, respectively. As of June 30, 1996, the estimated costs to complete authorized projects under construction or contract amounted to $1.6 million.

         Betterments, improvements, and additions on property, plant and equipment are capitalized at cost. Interest during construction of significant additions is capitalized. There was no interest capitalized for the nine-month period ended June 30, 1996. Interest of $238,000 was capitalized during the nine-month period ended June 30, 1995. Interest of $394,000 was capitalized during the fiscal year ended September 30, 1995.

4)       OTHER ASSETS

         Other assets consist of financing costs associated with the issuance of long-term debt, redeemable preferred stock and warrants, and the Company's revolving line of credit (see Notes 5, 6 and 8) which are being amortized over the lives of the related transaction. Amortization expense was $845,000 and $668,000 for the nine-month periods ended June 30, 1996 and 1995. Amortization expense was $893,000 for the fiscal year ended September 30, 1995.

5)       LONG-TERM DEBT

         Long-term debt of the Company as of June 30, 1996 and September 30, 1995 included the following:
                                                     JUNE 30,      SEPTEMBER 30,
                                                      1996            1995
                                                   -----------     -----------
First Mortgage Notes (see below) ...........       $75,000,000     $75,000,000
Term Loan (see below) ......................        10,000,000      10,000,000
Other notes payables .......................           180,586         751,148
                                                   -----------     -----------
                                                    85,180,586      85,751,148

Less-current maturities ....................           131,920         613,483
                                                   -----------     -----------
                                                   $85,048,666     $85,137,665
                                                   ===========     ===========

         On June 20, 1995, the Company entered into a five-year term loan agreement of $10 million for the Company's wholly owned subsidiary, BSCT. The term loan, partially secured by the Company's accounts receivable, bears interest on a sliding scale based on the quarterly leverage ratio which is defined indebtedness divided by earnings before interest, taxes, depreciation and amortization ("EBITDA"). Based on the third quarter leverage ratio, BSCT will accrue at LIBOR plus 2.50% or approximately 8% at current rates. As of June 30, 1996, BSCT accrued interest at a rate of 7.31%. Term loan interest is payable quarterly. Principal payments are due quarterly beginning June 30, 1997.

         On March 3, 1994, the Company issued $75 million of the 10.25% Notes. The principal is due on March 1, 2001. As of June 30, 1996 and 1995, the Company accrued interest at a rate of 10.25%.

6)       SHORT-TERM DEBT

         On June 20, 1995, the Company entered into an amendment and restatement of its revolving line-of-credit agreement which will be used for general corporate purposes. The terms of the amended and restated agreement call for available borrowings up to $45 million, including outstanding letters of credit using a borrowing base of receivables and inventory. Based on these criteria, the net amount available as of June 30, 1996 was $33.7 million. The agreement is secured
                                     Page 8

by inventory and accounts receivable at interest rates on a sliding scale based on the quarterly leverage ratio which is defined indebtedness divided by EBITDA. Based on the third quarter leverage ratio, the Company will accrue at LIBOR plus 2.50% or approximately 8% at current rates.

         There were no outstanding borrowings under the line of credit as of June 30, 1996. The maximum amount outstanding during the three-month and nine-month periods ended June 30, 1996 was $6.4 million. The average borrowings were $3.7 million and $1.6 million for the three-month and nine-month periods ended June 30, 1996, respectively. The weighted average interest rate was 7.94% and 8.08% for the third fiscal quarter and nine-month period ended June 30, 1996, respectively.

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

         The holders of the preferred stock are entitled to receive quarterly dividends at a rate of 14.5% per annum. The Company intends to declare and pay quarterly dividends on the preferred stock unless prohibited by covenants in the revolving line-of-credit and the 10.25% Notes. If a quarterly dividend payment is not made by the end of a quarter, the rate will increase by 3%. In addition, the holders have a right to additional warrants in the event that any two consecutive quarterly payments are missed or other defined events take place. The Company is planning to declare and pay the appropriate dividend payment during the fourth fiscal quarter. Depending on the Company's future results, the Company may not be able to declare and pay the dividend. As of June 30, 1996, the Company accrued dividends at a rate of 14.5%.

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

                                     Page 9

9)       COMMON STOCKHOLDERS' EQUITY

         Common stock and common stock equivalents as of June 30, 1996 consisted of:

                                           CLASS A         CLASS B      CLASS C
Authorized .........................      24,271,127      4,302,347      100
Outstanding, at end of quarter .....      13,707,030      2,271,127      100
Average outstanding for quarter ....      13,707,030      2,271,127      100

10)      EARNINGS PER SHARE

         Earnings per common and common equivalent share are calculated based upon the weighted average number of common and common equivalent shares outstanding during the three-month and the nine-month periods ended June 30, 1996 and 1995. In connection with the issuance of redeemable preferred stock on June 20, 1995 as discussed in Note 8, the Company reserved 822,422 shares of its Class A Common Stock for issuance upon exercise of the outstanding warrants at a nominal exercise price. These warrants are considered common stock equivalents in calculating earnings per common and common equivalent share for the quarter and nine-month period ended June 30, 1996. The actual shares, including equivalents, outstanding for the quarter and nine-month periods ended June 30, 1996 were 13,707,030. The average common shares outstanding, including equivalents, for the quarter and nine-month periods ended June 30, 1995 were 12,975,987 and 12,915,067, respectively.

11)      MISCELLANEOUS

         Miscellaneous for the nine-month periods ended June 30, 1996 and 1995 included the following:
                                                   JUNE 1996          JUNE 1995
                                                   ---------          ---------
Discounts earned .........................         $  51,377          $ 167,187
Provision for bad debts ..................           (59,885)          (142,902)
Other ....................................           132,419            116,719
                                                   ---------          ---------
                                                   $ 123,911          $ 141,004
                                                   =========          =========

12)      COMMITMENTS AND CONTINGENCIES

STRIKE

         On March 21, 1993, the United Steelworkers of America (the "USWA") and its Local 9121 (the "Local") initiated a strike against the Company. The strike is ongoing. The last formal negotiating session was in November of 1995. Over the last 24 months, there has been one formal negotiating session in November of 1995. The Company cannot predict the impact that a new collective bargaining contract will have on the Company's results. However, the Company believes a new contract will not have a negative material effect on the Company's results.

         The USWA and its Local has filed charges with the National Labor Relations Board (the "NLRB") alleging that the Company has violated the National Labor Relations Act (the "NLRA") relating to its bargaining conduct. The Company believes it has meritorious defenses to these charges, has responded timely to all charges, and believes that it has negotiated in good faith with the USWA and its Local. A hearing to review all outstanding unfair labor practice charges has been scheduled with an administrative law judge on September 23, 1996. An unfavorable decision by the NLRB, however, should not materially affect the Company.
                                     Page 10

         In conjunction with the acquisition of the assets of Tennessee Valley Steel Corporation ("TVSC"), the USWA filed a charge with the NLRB alleging that the Company has violated the NLRA relating to its failure to hire certain individuals, who were former employees of TVSC, at BSCT. The Regional Director of the NLRB has issued a complaint and scheduled a hearing before an administrative law judge on August 13, 1996. The complaint involves a potential liability for back-pay wages. The Company believes it has meritorious defenses to these charges and will ultimately prevail.

         The USWA, its Local, and the Industrial Union Department of the AFL-CIO (the "Union") continue to wage a corporate campaign against the Company. The corporate campaign is designed to bring pressure on the Company from individuals and institutions with direct financial or other interests in the Company. In the past, the Union has induced various government agencies to put pressure on the Company. The potential impact of such a campaign is difficult to assess. The Company expects similar activities to continue.

         The Company has filed a lawsuit in federal court in Delaware under the Racketeer Influenced Corrupt Organizations Act (RICO) against the Union for its conduct in connection with the corporate campaign. On July 26, 1996 the Union filed another charge with the NLRB alleging that the filing of the RICO lawsuit violated the NLRA and seeking injunctive relief and damages. The Company believes it has meritorious defenses to these charges.

ENVIRONMENTAL

         The Company is subject to various Federal, state and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in some respects have not met all of the applicable standards promulgated pursuant to such laws and regulations. At this time, the Company believes that it is in compliance in all material respects with applicable environmental requirements and that the cost of such continuing compliance will not have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures at its Louisiana facility to address previously contaminated sites. Also, the Company is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation. At June 30, 1996, the Company has accrued a loss contingency for environmental matters.

         TVSC had entered into a Consent Agreement and Order (the "Voluntary Consent Order") under the Tennessee Department of Environment and Conservation's voluntary clean-up program. The Company, in acquiring the assets of TVSC, has entered into a similar Voluntary Consent Order. Estimates indicate that the cost for remediating the affected areas range from $1.0 million to $2.0 million. The purchase agreement between the Company and TVSC provided for $2.0 million of the purchase price to be held in escrow and applied to costs incurred by the Company for remediation under the Voluntary Consent Order (with an additional $1.0 million to be held in escrow for one year for such costs and other costs resulting from a breach of TVSC's representation and warranties in the agreement). If during the remedial investigation significantly more extensive or more toxic contamination is found, then costs could be greater than those estimated, and to the extent these costs exceeded funds escrowed by TVSC, the Company would be liable.

         The U.S. Public Interest Research Group ("USPIRG") filed a lawsuit in Louisiana against the Company for alleged violations of air quality regulations. The Company believes it has meritorious defenses to these charges and has asked the court to dismiss USPIRG's lawsuit on various grounds.

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

         The Company earned $0.2 million in the third quarter of fiscal 1996 compared to a net income of $2.8 million for the comparable period of fiscal 1995. During the first nine months of fiscal 1996, the Company earned $0.4 million compared to a net income of $10.1 million for the same period of last year. The reduction in the Company's results was due to three significant factors. First, due to its start-up, Bayou Steel Corporation (Tennessee) ("BSCT") had a loss of $1.3 million for the third quarter and $5.1 million for the nine month period. During the third quarter of fiscal 1995, the Tennessee facility incurred pre-start-up expenses of $0.7. Second, the metal margin (the difference between the selling price and raw material ("scrap") cost) for the products shipped from the Louisiana facility ("BSCL) ("Louisiana") decreased 5.4% for the third quarter and 2.8% for the first nine months of fiscal 1996 primarily due to declining sales prices; this reduced earnings by $1.7 million in the third quarter and $2.3 million for the nine month period as compared to the prior year periods. Third, the prices of certain supply items and energy increased significantly at the Louisiana facility, resulting in additional expenses of $1.1 million for the third quarter and $3.2 million for the nine month period as compared to prior year.

         The following table sets forth shipment and sales data for the periods indicated.
                                                    THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                       1996             1995
                                                     --------         --------

Net Sales (in thousands) .....................       $ 58,875         $ 47,386
Shape Shipment Tons ..........................        165,390          129,194
Shape Selling Price Per Ton ..................       $    335         $    363
Billet Shipment Tons .........................         11,132               70
Billet Selling Price Per Ton .................       $    228         $    244

                                                    NINE MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                       1996             1995
                                                     --------         --------
Net Sales (in thousands) .....................       $152,183         $140,760
Shape Shipment Tons ..........................        430,041          381,312
Shape Selling Price Per Ton ..................       $    341         $    358
Billet Shipment Tons .........................         13,040           10,989
Billet Selling Price Per Ton .................       $    231         $    235

A.       SALES

         Net sales increased in the third quarter of fiscal 1996 by 24.2% or $11.5 million compared to the same period of fiscal 1995. Net sales increased in the first nine months of fiscal 1996 by 8.1% or $11.4 million compared to the same period of fiscal 1995. The increases were the result of increased shape shipments from the Tennessee facility. This was partially offset by a $28 and $17 per ton decrease in the shape selling price for the third quarter and first nine months of fiscal 1996, respectively. Also contributing to the increase was a one-time billet export shipment for $2.5 million.

         SHAPES - Shape shipments of 165,390 tons in the third quarter of fiscal 1996 increased by 28.0%. The 137,628 tons shipped out of the Louisiana facility were a 6.5% increase for comparative periods. Shipments from the Tennessee facility were 27,762 tons during this quarter. Shape shipments for the nine month period of fiscal 1996 out of BSCL were approximately the same while shipments from the Tennessee facility were 47,710 tons. The backlog of orders at June 30, 1996 for the Company was 9% greater than a year earlier. The increase in backlog is due to increases in demand and the additional orders for the Tennessee facility's product line.

         Shape prices decreased in the third quarter of fiscal 1996 compared to the same period of fiscal 1995 by $28 per ton or 7.8%. Shape prices for the nine month period decreased by $17 per ton or 4.8%. Prices decreased in fiscal 1996 as a result of additional capacity being shifted into the Company's product line, excess inventories at certain minimills, and imports in the Southwest.

         BILLETS - Shipments of billets, the Company's semi-finished product, increased 11,062 tons in the third quarter of fiscal 1996 and 2,051 tons for the nine month period compared to the same periods of fiscal 1995 due to an export shipment. The Company began supplying billets to its newly acquired rolling mill in Tennessee late in fiscal 1995. The Company also has been purchasing billets on the open market at competitive prices for the remaining needs of the Tennessee rolling mill. Since Tennessee used less billets than anticipated, billet inventory increased. This export shipment relieved the excess billet inventory on hand at the Louisiana facility and improved the Company's cash position. The Company will continue to supply all of its Louisiana's rolling mill billet requirements and some of the Tennessee's rolling mill requirements. Depending on market conditions, the Company may sell billets on an occasional and selective basis to domestic and export customers while purchasing additional billets for Tennessee.

B.       COST OF GOODS SOLD

         Cost of goods sold was 92.8% and 92.2% of sales for the third quarter and first nine months of fiscal 1996 compared to 86.3% and 85.8% of sales for the same periods of fiscal 1995, respectively. The increases in cost of goods sold as a percent of sales were due to the high production cost associated with beginning operations at Tennessee; price increases of alloys, certain supply items, and energy which affected conversion costs (the cost to convert raw materials into shapes); and selling prices of the finished product decreasing more than the cost of scrap metal.

         The major component of cost of goods sold is ferrous scrap. Scrap cost in the third quarter and first nine months of fiscal 1996 decreased $10 and $7 per ton, respectively, compared to the same periods last year. The scrap cost decreases were not as great as the shape price decrease of $28 and $17 per ton, respectively, compared to the same periods last year. This resulted in significantly lower metal margins. The availability of scrap remains good and prices are stable.

         Additives, alloys and flux ("AAF"), another component of cost of goods sold, increased by 1% and 16% in the third quarter and first nine months of fiscal 1996, respectively, compared to the same period of fiscal 1995 primarily due to price increases. The price increase for the nine month period of fiscal 1996 was approximately $3 per billet ton produced. An anti-dumping suit against foreign producers utilized by the Company and its competitors resulted in high duties on imported AAF. Also contributing to the higher prices is the increase in domestic demand due to high steel-making capacity utilization. Recently, prices have stabilized. This general market condition affects the Company and its competition and has existed since the third quarter of fiscal 1995.

         Another significant portion of cost of goods sold is conversion cost, which includes labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Louisiana facility in the third quarter and the first nine months of fiscal 1996 compared to the same period of fiscal 1995 increased by 8.0% and 8.2% per ton, respectively. The major increases in conversion cost were due to price increases for electrodes, power and natural gas which accounted for approximately $7 and $6 per rolled ton produced for the third quarter and first nine months of fiscal 1996, respectively. Also, contributing to the higher year-to-date cost was the running of the second furnace during the first quarter. Due to the impact of the second furnace learning curve and the recent favorable change in billet availability in the market place, the Company returned to a one-furnace operation during the first fiscal quarter of 1996. The other furnace serves as a back-up for major expected and unexpected outages. The one-furnace operation and recently completed capital projects have led to improved operating efficiencies. The third quarter electrode consumption was the best in the history of the Company. In May and June, the melt shop maintenance cost was the lowest in the history of the Company. Also the June power consumption was the best in the history of the Company. In July 1996 the power company which supplies electrical power to the Louisiana plant had operational problems. As a consequence, the Company curtailed production by 5% during the month and expects to pay a higher fuel rate in the fourth quarter.

         In July 1995, Tennessee started operating its rolling mill. As expected, the learning curve associated with new and refurbished equipment combined with an inexperienced work force caused the production tons to be low and the conversion cost per ton to be high. Also, the selling price for the Tennessee facility's product has decreased significantly since the acquisition in April 1995 due to a weakening market and market penetration which has resulted in a higher break-even compared to last year. Consequently, the Tennessee facility's loss amounted to $1.3 million and $5.1 million for the third quarter and first nine months of fiscal 1996, respectively. During the third quarter of fiscal 1995, the Tennessee facility incurred pre-start-up expenses of $0.7 million. During the third quarter, the Tennessee rolling mill productivity, tons produced, and conversion cost have improved significantly compared to the second quarter. Tons produced for the first and second quarter of fiscal 1996 averaged 16,194 per quarter and increased to 33,134 tons for the third quarter of fiscal 1996. The Company expects Tennessee to report a loss in the fourth quarter of fiscal 1996 as it continues to move toward a break-even level for production and sales.

C.       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expenses for the third quarter of fiscal 1996 were approximately the same as the corresponding period of fiscal 1995. Selling, general and administrative expenses increased in the first nine months of fiscal 1996 compared to the same periods of the last fiscal year by $798,000, respectively, due to additional administrative and amortization of financing expenses related to the acquisition of the Tennessee facility.

D.       NON-PRODUCTION STRIKE EXPENSES

         Strike-related expenses increased by $229,000 and $350,000 for the third quarter and the first nine months of fiscal 1996, respectively, compared to the same periods of fiscal 1995. Strike expenses were primarily for security coverage and legal advice on both strike issues and the on-going corporate campaign of the United Steelworkers of America (the "Union"). For the first nine months of fiscal 1996, the Company's strike-related expenses averaged approximately $119,000 per month mainly due to increases in legal services related to the Racketeer Influenced Corrupt Organization Act suit which the Company filed against the Union. Non-production strike expenses are expected to be slightly higher in the next few quarters due to increased litigation related to the strike and corporate campaign.

E.       OTHER INCOME (EXPENSE)

         Interest expense increased in the third quarter and first nine months of fiscal 1996 compared to the same period of fiscal 1995 due to the $10 million term loan for the financing of the Tennessee facility and borrowing under the line-of-credit. Interest income decreased in the third quarter and first nine months of fiscal 1996 compared to the same periods of last year due to lower cash balances available to invest. Miscellaneous income increased for the third quarter and first nine months of fiscal 1996 compared to the same periods of fiscal 1995 due to the sale of scrapped materials during the second and third quarter of fiscal 1996.

F.       NET INCOME

         The Company's results before dividends and accretion on preferred stock were $2.6 million and $9.6 million less in the third quarter and first nine months of fiscal 1996, respectively, compared to the same period of fiscal 1995. The primary reasons for the reductions in earnings are start-up losses of the Tennessee facility, reduced metal margins, and price increases for alloys, certain supply items, and energy. Without the impact of Tennessee, earnings were $1.5 million and $5.6 million for the third quarter and first nine months of fiscal 1996, respectively, compared to $3.5 million and $10.8 million for the same period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

A.       CASH AND WORKING CAPITAL

         As of June 30, 1996, the Company had $1.2 million in cash and no borrowings under its line-of-credit. The Company ended the third quarter with current assets exceeding current liabilities by a ratio of 3.91 to 1.00. Working capital increased by $0.9 million to $74.2 million during the nine months ended June 30, 1996.

         In the first nine months of fiscal 1996, cash used by operations was $3.7 million. Accounts payable decreased by $2.9 million as capital project spending decreased at the end of the third quarter. Accounts receivable increased to support the increased sales activity towards the end of the third quarter. Inventories also increased by $5.4 million. The increase in inventory in Tennessee was $6.5 million as most of Tennessee's production went into inventory, and as billet purchases increased for Tennessee. The Tennessee facility now has adequate inventories to support production and sales.

B.       CAPITAL EXPENDITURES

         Capital expenditures amounted to $3.2 million in the first nine months of fiscal 1996. The Company spent $1.4 million at the Tennessee facility related to the start-up of that facility. The Company does not expect to make substantial investments in capital during the fourth fiscal quarter of 1996.

C.       FINANCING

         On June 20, 1995, the Company completed the issuance and sale of 15,000 shares of redeemable preferred stock, par value $0.01 per share ("Preferred Stock"), and warrants to purchase, at a nominal exercise price, six percent of the Company's common stock for $15 million. The Preferred Stock is mandatorily redeemable by the Company seven years after issuance and requires the payment of quarterly dividends, at a rate of 14.5% per annum or $2.2 million per year. The

Company intends to declare and pay quarterly dividends on the preferred stock unless prohibited by covenants in the revolving line of credit and the 10.25% Notes. The Company declared two and paid three quarterly dividends in fiscal 1996, one of which relates to the dividend declared in the fourth fiscal quarter of 1995. If a quarterly dividend payment is not made by the end of a quarter, the rate will increase by 3%. In addition, the holders of the preferred stock have a right to additional warrants in the event that any two consecutive quarterly payments are missed or other defined events take place. The Company is planning to declare and pay the appropriate dividend payment during the fourth fiscal quarter. Depending on the Company's future results, the Company may not be able to declare and pay the dividend.

         Simultaneously with the sale of the preferred stock and warrants, the Company entered into a five-year term loan agreement of $10 million for the Company's wholly owned subsidiary, BSCT. The proceeds received from the term loan were used to repay the loan outstanding under the Company's revolving credit facility which had been incurred to acquire substantially all of the assets of Tennessee Valley Steel Corporation ("TVSC"). The term loan is partially secured by the Company's accounts receivable and inventory. The term loan agreement calls for quarterly principal payments beginning on June 30, 1997. The term loan bears interest on a sliding scale based on the quarterly leverage ratio which is defined as indebtedness divided by earnings before interest, taxes, depreciation, and amortization ("EBITDA"). Based on the third quarter leverage ratio, the Company will accrue at LIBOR plus 2.50% or approximately 8% at current rates.

         On June 20, 1995, the Company amended and restated its revolving line-of-credit agreement which will be used for general corporate purposes. The terms call for available borrowings up to $45 million, including outstanding letters of credit using a borrowing base of BSCL's receivables and inventory. Based on these criteria, the net amount available as of June 30, 1996, was $33.7 million. The five year revolving line-of-credit bears interest on a sliding scale based on the quarterly leverage ratio which is defined as indebtedness divided by EBITDA. The terms of the loan agreement impose certain restrictions on the Company, the most significant of which require the Company to maintain a minimum interest coverage ratio and limit the incurrence of certain indebtedness. The Company does not anticipate any difficulties in obtaining another secured line-of-credit upon the expiration of the current line-of-credit in fiscal 2000.

         All of the $75 million 10.25% Notes are classified as long-term debt. There are no principal payments due on the 10.25% Notes until maturity in 2001. The Company intends to refinance the 10.25% Notes on or before the maturity date in 2001. The Indenture under which the Notes are issued ("the Indenture") contains covenants which restrict the Company's ability to incur additional indebtedness and to make dividend payments. Under the Indenture, the Company may not incur additional indebtedness or pay dividends unless its Interest Expense Coverage Ratio for the trailing 12 months would be greater than 2.00 to 1.00 after giving effect to such incurrence. As of June 30, 1996, the Interest Expense Coverage Ratio was slightly above 2.0.

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

         There are no financial obligations with respect to post-employment or post-retirement benefits.
                                     Page 17
OTHER COMMENTS

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

                                     Page 18

                           PART II - OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                  10.26 - Amendment No. 1 to the Preferred Stock and Warrant
                          Purchase Agreement, dated as of June 13, 1995, by and between the Company and Rice Partners II, L.P.

                  (b)     Reports on Form 8-K

                          None were filed during the third quarter of fiscal year 1996.
                                     Page 19

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By /S/ RICHARD J. GONZALEZ
     Richard J. Gonzalez
     Vice President, Chief Financial Officer,
     Treasurer, and Secretary

Date:August 8, 1996