Form 10-K
period 1996-09-30
BAYOU STEEL CORP
filed 1996-12-18
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996    COMMISSION FILE NUMBER: 33-22603

                             BAYOU STEEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  72-1125783
      (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)
          138 HIGHWAY 3217
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                               TITLE OF EACH CLASS
                      101/4% First Mortgage Notes due 2001

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

    The aggregate market value and the number of voting shares of the registrant's common stock outstanding on October 31, 1996 was:

                                                                MARKET VALUE
   TITLE OF EACH CLASS           SHARES OUTSTANDING HELD BY        HELD BY
     OF COMMON STOCK             AFFILIATES    NON-AFFILIATES  NON-AFFILIATES
   -------------------           ----------      ---------     --------------
Class A, $.01 par value........   1,301,512      9,311,868      $27,935,604
Class B, $.01 par value........   2,271,127              0          N/A
Class C, $.01 par value........         100              0          N/A

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated herein by reference in Part III and portions of the registrant's 1996 Annual Report filed as an exhibit, are incorporated herein by reference in Part II hereof.

                             BAYOU STEEL CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
PART I
    ITEM 1.    BUSINESS....................................................    1
                  General..................................................    1
                  Manufacturing Process and Facilities.....................    1
                  Products.................................................    2
                  Customers................................................    3
                  Distribution.............................................    3
                  Markets and Sales........................................    4
                  Strategy.................................................    4
                  Competition..............................................    5
                  Raw Materials............................................    6
                  Energy...................................................    7
                  Environmental Matters....................................    7
                  Safety and Health Matters................................    8
                  Strike/Corporate Campaign Impact Upon the Company........    9
                  Employees................................................   10
    ITEM 2.    PROPERTIES..................................................   11
    ITEM 3.    LEGAL PROCEEDINGS...........................................   11
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   11

PART II
    ITEM 5.    MARKET FOR REGISTRANT'S CLASS A COMMON STOCK AND
                 RELATED STOCKHOLDER MATTERS...............................   12
    ITEM 6.    SELECTED FINANCIAL DATA.....................................   13
    ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.......................   13
    ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   13
    ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........   13

PART III
    ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS............................   14
    ITEM 11.   EXECUTIVE COMPENSATION......................................   14
    ITEM 12.   OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT................................................   14
    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   14

PART IV
    ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K..................................................   14

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Bayou Steel Corporation (the "Company") owns and operates a steel minimill located on the Mississippi River in LaPlace, Louisiana ("BSCL"), four stocking locations along the inland waterway system and a rolling mill in Harriman, Tennessee ("BSCT").

    BSCL is a leading producer of light structural steel products. The Louisiana minimill, constructed at a cost of $243 million in 1981, has an electric arc furnace, a rolling mill, climate-controlled warehouse facilities, and a dock on the Mississippi River. BSCL produces a variety of shapes, including angles, flats, channels, standard beams, and wide flange beams at the Louisiana facility. In addition, the Company operates an automobile shredder to produce some of the scrap metal required by the electric arc furnace.

    On April 28, 1995, the Company purchased substantially all of the assets of Tennessee Valley Steel Corporation ("TVSC") located in Harriman, Tennessee, 37 miles west of Knoxville. The assets are owned by a wholly owned subsidiary named "Bayou Steel Corporation (Tennessee)". BSCT's rolling mill produces merchant bar shapes, including angles, flats, rounds, and squares. BSCT also has the capability to produce rebar. The merchant bar product mix of BSCT extends and complements BSCL's product line. BSCT began operation in July 1995.

    The term "minimill" refers to a relatively low-cost steel production facility which uses steel scrap, rather than iron ore, as its basic raw material. In general, minimills recycle scrap using electric arc furnaces, continuous casters, and rolling mills. BSCL's minimill, which was owned and operated by Voest-Alpine A.G. until it was purchased by the Company in September 1986, includes a Krupp computer-controlled, electric arc furnace utilizing water-cooled sidewalls and roof, two Voest-Alpine four-strand continuous casters, a computer supervised, Italimpianti reheat furnace, and a 15-stand Danieli rolling mill. The rolling mill at BSCT includes a computer supervised reheat furnace, a 16-stand rolling mill, an automated straightening, continuous cut-to-length, stacking and bundling equipment.

    The Company sells its products to over 613 customers, most of which are steel service centers, in 44 states, Canada, Mexico, and overseas. The Company also sells excess billets (which have not been rolled into shapes at BSCL or BSCT) on a worldwide basis to other steel producers for their own rolling or forging applications.

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


MANUFACTURING PROCESS AND FACILITIES

    In its production process, BSCL uses steel scrap which is received by barge, rail, and truck, and then stored in a scrap receiving yard. With the use of a newly installed automobile shredder, the Company is able to process approximately 10% of its steel scrap requirements. The scrap is transported to BSCL's melt shop by rail car or truck and loaded into its furnace. The steel scrap is melted in an 80-ton capacity alternating current electric arc furnace which heats the scrap to approximately 3100oF. During the scrap melting and refining process, impurities are removed from the molten steel. After the scrap reaches a molten state at a predetermined temperature, it is poured from the furnace into ladles, where adjustments of alloying elements and carbon are made to obtain the desired chemistry. The ladles of steel are then transported to one of two four-strand continuous casters in which the molten steel is solidified in water-cooled molds. The casters produce long strands of steel which are cut by torch into billets (semi-finished product) and moved to a cooling bed and marked for identification. After cooling, the billets are transferred to the Louisiana rolling mill for further processing. Billets, in excess of BSCL's rolling mill requirements, are either shipped to BSCT via rail or sold to other processors.

    In the Louisiana rolling mill, the billets are reheated in a walking beam furnace with recuperative burners. Once the billets are heated to approximately 2000oF, they are rolled through up to fifteen mill stands which form the billets into the dimensions and sizes of the finished products. The heated finished shapes are stacked on a cooling bed and then straightened and cut into either standard 40 foot lengths or specific customer lengths. The shapes are stacked into 2 1/2 to 5-ton bundles, processed (if needed) through an off-line saw to 20 foot standard lengths, and placed in a climate-controlled warehouse where they are subsequently shipped to the Company's climate-controlled stocking locations via barge, or to customers directly via truck, rail, or barge.

    The Tennessee rolling mill uses steel billets which will be received by rail, truck, or barge and then stored in a billet yard. The billets are reheated in a pusher reheat furnace with recuperative burners before being rolled. Once the billets are heated to approximately 2000oF, they are rolled through up to 16 mill stands which form the billets into the dimensions and sizes of the finished products. The heated finished shapes are placed on a cooling bed, and straightened and cut into the appropriate customer lengths. The shapes are then stacked into approximately 21/2 ton bundles and placed in a climate-controlled warehouse where they are subsequently shipped to customers directly via truck or rail.

PRODUCTS

    The Louisiana facility produces a variety of light structural steel products and the Tennessee facility produces a wide range of merchant bar shapes and rebar.

                                                      SIZE RANGE (IN INCHES)
                                                    -------------------------
                              PROFILE               TENNESSEE       LOUISIANA
               ---------------------------------    ----------    -----------
               Equal Angles                           3/4-2            3-6
               Flats                                  1-3              4-8
               Channels (1)                           1-3              3-8
               Squares                                1/2-1 1/2        N/A
               Rounds                                 1/2-2            N/A
               Unequal Angles                         N/A              4-7
               Rebar (#3-#11)                         3/8-1 3/8        N/A
               Standard Beams                         N/A              3-6
               Wide Flange Beams                      N/A              4-6

(1) Channels will be added in fiscal 1997.


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

    The Company plans to emphasize the merchant bar shapes and light structural shapes. Shape margins are historically considerably higher than those of rebar. BSCT will opportunistically produce rebar.

    The Company's shapes are produced to various national specifications, such as those set by the American Society for Testing and Materials ("ASTM"), or to specific customer specifications which have more stringent quality criteria. In addition, the Company is one of a few minimills that is approved by the American Bureau of Shipping ("ABS") and is certified for nuclear applications. The Company's products are also certified for state highway and bridge structures.

CUSTOMERS

    The Company has over 613 customers in 44 states, Canada, Mexico, and overseas. The majority of the Company's shape products (approximately 76% in fiscal 1996) are sold to domestic steel service centers, while the remainder are sold to original equipment manufacturers (approximately 14% in fiscal 1996) and export customers (approximately 10% in fiscal 1996). Steel service centers purchase nearly 30% of all carbon industrial steel products produced in the United States. Steel service centers warehouse steel products from various minimills and integrated mills and sell combinations of products from different mills to their customers. Some steel service centers also provide additional labor-intensive value-added services such as fabricating, cutting or selling steel by the piece rather than by the bundle. Much of the merchant bar product from the Tennessee rolling mill is sold to the Company's existing customer base. Rebar, when produced, will be selectively sold to a few customers who are not necessarily part of the existing customer base.

    In fiscal 1996, the Company's top ten customers accounted for approximately 26% of total shipments. No single customer accounted for 10% of total sales. The Company believes that it is not dependent on any customer and that it could, over time, replace lost sales attributable to any one customer.

DISTRIBUTION

    BSCL's steelmaking facility in Louisiana, which includes a deep-water dock, is strategically located on the Mississippi River, which the Company believes gives it flexibility in transportation because it can ship its product by barge, normally the least costly method of transportation in the steel industry. Furthermore, BSCL operates three inventory stocking warehouses in Chicago, Tulsa, and Pittsburgh, which supplement its operations in Louisiana and Tennessee. These facilities, each of which includes an inland waterway dock, enable the Company to significantly increase its marketing territory by providing storage capacity for its finished products in three additional markets and by allowing the Company to meet customer demand far from its Louisiana minimill and Tennessee rolling mill facilities on a timely basis. The Company believes that the location of its minimill on the Mississippi River, and its network of inland waterway warehouses, enable it to access markets for its products that would otherwise be uneconomical to the Company.

    BSCL's deep-water dock at its Louisiana manufacturing facility on the Mississippi River enables the Company to load vessels or ocean-going barges for overseas shipments, giving the Company low cost access to overseas markets. (Additionally, the dock enables the Company to access scrap from the Caribbean and South and Central America.) Since the minimill is only 35 miles from the Port of New Orleans, smaller quantities of shapes or billets can be shipped overseas on cargo ships from that port. Relative to its domestic competitors, the Company believes it has a freight cost advantage over land-locked minimills in serving the export market. This advantage permits the Company to compete with foreign minimills in certain export markets. In addition, the Company makes rail shipments to some customers, primarily those on the West Coast and in Mexico. With the recent completion of a rail spur into the Louisiana warehouse, the Company has expanded rail shipment.

    BSCT's mill in east Tennessee fills a geographic void for the Company. BSCT provides new access for the Company to the Appalachian states and the lower midwest, plus additional access to the upper midwest, the southeast and the mid-Atlantic. BSCT's product line can be distributed through the Company's LaPlace facility or through its distribution centers in Chicago, Pittsburgh, and Tulsa. Currently, BSCT is only using the Chicago stocking location. BSCT's location is accessible by all forms of transportation; the plant is in close proximity to two major interstate highways, four miles from a barge dock, and is situated on the main line of Norfolk Southern Railroad.

    The Company believes that the elimination of current duties in Canada and Mexico as a result of the passage of the North American Free Trade Agreement ("NAFTA") will increase the competitiveness of the Company's products compared to locally produced products in such countries. During fiscal 1996, 1995, and 1994, 9.0%, 10.3% and 7.6% respectively, of the Company's tons shipped were exported to Canada and Mexico. There can be no assurance, however, that there will be an increase in the Company's shipments to Canada and Mexico as a result of the passage of NAFTA.

MARKETS AND SALES

    According to the American Iron and Steel Institute, the domestic market demand for all structural steel shape products in 1995 was 5.7 million tons while the market for bar mill products was 5.1 million tons. The Company estimates that its share of the total domestic shapes market was approximately 8.8% in 1995. The Company believes that its share of the light structural steel shapes market (the primary market in which the Company competes) is much higher, and that it is one of the five largest producers in this market of light structural steel shapes in the U.S. The Company is marketing BSCT's merchant bar shapes mainly through its existing steel service center customer base and is expanding to new customers, such as OEM's and fabricators.

    The Company's products are sold domestically and in Canada, Mexico, and overseas on the basis of availability, quality, service, and price. The Company maintains a real-time computer information system, which tracks prices offered by competitors, as well as freight rates from its customers to both the Company's stocking locations and the nearest competitive facilities. A new system that allows the customer to manage its inventory needs at the Company was recently implemented. This system interfaces with the customer's system which results in less clerical effort and increases sales for the Company. The system also provides the customer with just-in-time inventory capabilities. The Company feels that this system gives it a competitive advantage.

    Although sales of shapes tend to be slower during the winter months due to the impact of winter weather on construction and transportation, and during the late summer due to planned plant shutdowns of end-users, seasonality has not been a material factor in the Company's business. The Company's backlog of unfilled cancelable orders for shapes, which typically are filled in approximately three months, totaled $62.6 million as of September 30, 1996 and $40.9 million as of September 30, 1995. As of October 31, 1996, the Company's backlog totaled $68.4 million.

    The level of billet sales to third parties is dependent on the Company's billet requirements at BSCL and BSCT, and worldwide market conditions, which may vary greatly from year to year. In the past three fiscal years, shipments of billets to third parties have ranged from 2% to 13% of the Company's total tonnage sales.


STRATEGY

    The Company's strategy is to improve operating efficiencies and to reduce costs through improved processes, utilization, and capital at BSCL and to bring BSCT to full capacity operating rate within 18 months. The Company will also consider strategic acquisitions, such as the acquisition of the assets of TVSC, which complement or expand the Company's current operations, and/or captures finished goods or raw material capacity.

    A.  BSCL

        The Company's principal operating strategy for BSCL is to improve operating results by continuing to increase productivity and reduce costs, including labor cost per ton, and increasing sales of higher margin shape products.

        OPERATING EFFICIENCIES. BSCL has lowered its labor cost per ton by $18 since fiscal 1992. The Company believes that it can continue to lower its labor costs per ton from fiscal 1996 levels by increasing productivity and shipments, reducing overtime, and implementing the new labor contract.

        The Company continues its commitment to developing a high performance work culture. Through extensive training and individual development efforts, the Company will further reinforce its basic values of employee improvement, teamwork, and increased individual accountability. The Company believes that the workforce, through this program, will have an impact in achieving operational and productivity improvements.

        CAPITAL IMPROVEMENTS. The Company wants to increase billet production so as to supply most of BSCT's billet requirements. In fiscal 1996, BSCL produced 594,780 tons of billets. In fiscal 1997, as part of its short-term strategy, the Company is committing approximately $2 million in capital to improve melt shop operations. The Company is currently evaluating options for its long-term strategy. In order to increase annual capacity to 800,000 tons, the Company would have to commit approximately $20 million over 24 months. Both fixed cost per ton and variable cost per ton could be reduced by employing this increased capacity strategy.

    B.  BSCT

        OPERATING CAPACITY. The Company's operating strategy for the rolling mill at BSCT is to expand its merchant bar shape production. In fiscal 1996, BSCT produced 95,815 tons. BSCT's production is expected to reach above 150,000 tons in 1997. However, this projection can vary and will depend on market demand and new sections to be introduced during the fiscal year. The total annual capacity of the plant is estimated at 250,000 tons depending on the actual product mix.

           BSCT produced only merchant bar shapes and customer specific sections in fiscal 1996. BSCT also has the ability to produce rebar. However, bar shape products have historically higher profit margins than rebar and the shapes produced at BSCT complement and enhance the Company's existing range of light structural shapes.

        CAPITAL IMPROVEMENTS. The Company expects to commit approximately $3 million on various capital projects at the Tennessee facility in fiscal 1997 on operations to reduce costs and increase productivity. As of September 30, 1996, there were 126 employees and contractors at the Tennessee operation. The Company plans to reduce the required workforce at BSCT by 10% by the end of fiscal 1997 through capital improvements and facilitated primarily through attrition.

    C.  ACQUISITION PROGRAM AND TAX BENEFITS

        The Company may, from time to time, seek strategic acquisitions, such as the acquisition of the rolling mill from TVSC, in order to accelerate its growth, focusing on businesses which complement or expand the Company's current operations, such as businesses in the metals field or involving recycling operations. The Company is not presently engaged in negotiations with respect to any acquisition. As of September 30, 1996, the Company had approximately $329 million of regular net operating loss carryforwards which could be used to offset taxable earnings of the Company, including the earnings of acquired entities, subject to certain limitations imposed by the Internal Revenue Code of 1986.

    Since the estimated operating cost savings from the Company's expected operating efficiencies and planned capital improvements are based upon a number of assumptions, estimated operating cost savings are not necessarily indicative of the Company's expected financial performance since increases in the cost of raw materials and other conversion costs may offset any operating cost savings to cause actual results to vary significantly. Although the Company believes its assumptions with respect to its planned capital expenditure program to be reasonable, there can be no assurance that the estimated production cost savings of the Company's capital expenditure program will actually be achieved or sufficient demand for structural steel products will exist for the additional capacity.


COMPETITION

    The Company does not currently compete with minimill flat rolled or most domestic integrated steel producers.

    STEEL STRUCTURAL SHAPES. BSCL's location on the Mississippi River, as well as its stocking locations in three additional regions of the country, provide it with access to vast markets in the eastern, midwestern, southern, and central portions of the United States. As a result, the Company competes in the light structural shape market with several major domestic minimills in each of these regions. Depending on the region and product, the Company competes with primarily Nucor Corporation, Structural Metals, Inc., North Star Steel Co., Northwestern Steel and Wire Company, and Lake Ontario Steel Corporation, among others.

    BAR SHAPES. In fiscal 1997, the Company expects to sell BSCT's yearly production of bar shape products in a market that has ranged between 5.1 and 8.6 million tons during the last 10 years. Competitors in the region are Ameri Steel, Structural Metals, Inc., Nucor Corporation, Birmingham Steel, Roanoke Electric, North Star Steel Co., and SMI/Owen Steel.


    REBAR. BSCT will produce rebar in varying quantities depending on economic and market trends. BSCT's main competitor will be Ameri Steel in Knoxville, TN. Ameri Steel, however, fabricates a large portion of its rebar in competition with independent fabricators would be the target customers of BSCT. Independent fabricators opting not to buy from a competitor may create a significant niche for BSCT's rebar. Other competitors include SMI/Owen Steel, Birmingham Steel, Nucor Corporation, and New Jersey Steel.

    Foreign steel producers historically have not competed significantly with the Company in the domestic market for shape sales due to higher freight costs in the relatively low priced shape market. Foreign competition could increase, however, as a result of changes in currency exchange rates and increased steel subsidies by foreign governments.


RAW MATERIALS

    The Company's major raw material is steel scrap, which is generated principally from industrial, automotive, demolition, railroad, and other scrap sources and is primarily purchased directly by the Company in the open market through a large number of steel scrap dealers. The Company is able to efficiently transport scrap from suppliers throughout the inland waterway system and through the Gulf of Mexico, permitting it to take advantage of scrap purchasing opportunities far from its minimill, and to protect itself from supply imbalances that develop from time to time in specific local markets. In addition, unlike many other minimills, the Company, through its own scrap purchasing staff, buys scrap directly from scrap dealers and contractors rather than through brokers. The Company believes that its enhanced knowledge of scrap market conditions gained by being directly involved in scrap procurement on a daily basis, coupled with management's long experience in metals recycling markets, gives the Company a competitive advantage. The Company does not currently depend upon any single supplier for its scrap. No single vendor supplies more than 10% of the Company's scrap needs. The Company, on average, maintains a 25-day inventory of steel scrap.

    The Company has a program of buying directly from local scrap dealers and small peddlers for cash. Through this program, the Company has procured approximately 20% of its scrap at prices lower than those of large scrap dealers. The Company has also installed an automobile shredder, which is located at a site adjacent to the plant, to produce shredded steel scrap, one of several types used by the Company. Mississippi River Recycling ("MRR"), a division of the Company, began operating the automobile shredder in late fiscal 1995. It is the Company's intention to expand MRR's business activities to processing other types of unprepared scrap which could be used by the Company or sold to other consumers of prepared scrap metal, generating additional revenues.

    The cost of steel scrap is subject to market forces, including demand by other steel producers. The cost of steel scrap to the Company can vary significantly, and product prices generally cannot be adjusted in the short-term to recover large increases in steel scrap costs. Over longer periods of time, however, product prices and steel scrap prices have tended to move in the same direction.

    The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as steel makers continue to expand scrap-based electric arc furnace capacity. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steelmaking. Such forms include direct-reduced iron, iron carbide, and hot-briquetted iron. While such forms may not be cost competitive with steel scrap at present, a sustained increase in the price of steel scrap could result in increased implementation of these alternative technologies.

    In addition to steel scrap, BSCL consumes smaller quantities of additives, alloys and flux ("AAF"). AAF cost increased in fiscal 1996 by 12.0% compared to fiscal 1995, mainly due to price. AAF prices have recently increased significantly due to reduced product availability which was caused by an anti-dumping suit against foreign producers utilized by BSCL and its competitors. This caused high duties on imported AAF making it more costly to import AAF. Also contributing to the higher prices is the increase in domestic demand due to the high steel-making capacity utilization. This is a general market condition. The Company does not currently depend upon a single supplier for its AAF requirements.

     BSCT currently purchases billets on the open market to supply part of its billet requirements. The Company currently has competitive billet supply contracts with several vendors which expire on December 31, 1996. The Company currently is negotiating with several suppliers for calendar year 1997. The Company does not anticipate a problem with securing competitively priced billet contracts.

    The Company has not experienced any shortages or significant delays in delivery of these materials. The Company believes that an adequate supply of raw materials will continue to be available.

ENERGY

    The Company's manufacturing process at BSCL consumes large amounts of electrical energy. The Company purchases its electrical service needs from Entergy pursuant to a contract originally executed in 1980 and extended in 1995 for a six year period. The base contract is supplemented to provide lower cost off-peak power and known maximums in higher cost firm demand power. In addition, the Company receives discounted peak power rates in return for Entergy's right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and, during prior years, have had negligible impact on operations; however, BSCL experienced an unusual number and duration of power curtailments in the fourth quarter of fiscal 1996 due to generating and transmission failures at Entergy. BSCL's contract with Entergy contains a fuel adjustment clause which allows them to pass on to their customers any increases in price they must pay for the various fuels used in generating electrical power. This fuel adjustment applies to all of Entergy consumers. Due to the effect of a fuel adjustment provision in the contract with Entergy, BSCL's energy expense could increase. Energy expense increased by $1.9 million in fiscal 1996 compared to fiscal 1995 primarily due to increases in the fuel adjustment rate. The Company believes that its utility rates at BSCL are very competitive in the domestic minimill steel industry. As one of Entergy's largest customers, the Company has been able to obtain competitive rates from Entergy. To a lesser extent, BSCL's manufacturing facility consumes quantities of natural gas via two separate pipelines serving the facility. BSCL purchases its natural gas on a month-to-month basis from a variety of suppliers. Natural gas expense increased by $1.1 million in fiscal 1996 compared to fiscal 1995 primarily due to price increases. Historically, BSCL has been adequately supplied with electricity and natural gas and does not anticipate any significant curtailments in its operations resulting from energy shortages.

    BSCT's manufacturing process consumes electrical energy. BSCT purchases its electricity from Tennessee Valley Authority ("TVA"). Historically, TVA has had one of the lowest power rates in the country. The Company has negotiated a favorable rate with TVA and has no reason to believe that a similar contract will not be renewed upon similar terms. The Harriman, Tennessee area is served by only two gas pipelines, (Tennessee Pipeline and East Tennessee Pipeline), both belonging to Tenneco. Currently, BSCT does not have a direct interconnect with either pipeline so all gas for the plant must be purchased from a Local Distribution Company ("LDC"). Thus, BSCT must pay the wellhead price plus transportation charges and the LDC mark up. The Company believes this premium adds approximately $1 per ton to BSCT's cost structure. (This is not an uncommon arrangement throughout the industry.) In fiscal 1996, BSCT had to curtail operations on several occasions because no firm transportation was available from East Tennessee Pipeline. BSCT has now secured the firm transportation needed to avoid any significant curtailments.


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

    In the event of a release or discharge of a hazardous substance to certain environmental media, the Company could be responsible for the costs of remediating the contamination caused by such a release or discharge. In the last five (5) years, the only environmental penalty assessed to the Company was a $2,500 fine levied in 1996 in conjunction with an Air Quality Notice of Violation issued by the Louisiana Department of Environmental Quality (the "LDEQ"). At this time, the Company believes it is in compliance in all material respects with applicable environmental requirements. The Company has a full-time compliance manager who is responsible for monitoring the Company's procedures for compliance with such rules and regulations. The Company does not anticipate any substantial increase in its costs for environmental remediation or that such costs will have a material adverse effect on the Company's competitive position, operations, or financial condition.

    The U.S. Public Interest Research Group ("USPIRG") filed a lawsuit in Louisiana against the Company for alleged violations of air quality regulations. The Company believes it has meritorious defenses to these charges and has asked the court to dismiss USPIRG's lawsuit on various grounds.

    The Company plans to close two storm-water retention ponds at the BSCL's minimill. The Company has conducted limited analysis of the effluents running into and out of the ponds. This analysis confirms there is little potential for contamination. Based on this preliminary analysis, the Company does not believe that future clean-up costs, if any, will be material. The Company has proposed a sampling plan to the LDEQ to analyze the contents of the pond sediments. The results of such sampling could indicate a greater level of contaminants than suggested by the Company's limited testing. In such case, the costs of clean up could be higher than the Company now believes. Until such sampling is completed, however, it is impossible to estimate such costs.

    The Company's minimill is classified, in the same manner as similar steel mills in the industry, as generating hazardous waste due to the production of dust that contains lead, cadmium, and chromium. The Resource Conservation and Recovery Act regulates the management of such emission dust from electric arc furnaces. The Company currently collects the dust resulting from its melting operation through an emissions control system and manages it through an approved waste recycling firm. The dust management costs were approximately $1.5 million in fiscal 1994, $2.0 million in fiscal 1995 and $2.1 million in fiscal 1996. The increase in cost is due primarily to increases in recycling costs and increases in steel production. It is anticipated that recycling costs will decline in fiscal 1997 due to increases in recycling competition and implementation of a new dust recycling contract. In fiscal 1990, a small quantity of dust containing very low concentrations of radioactive material inadvertently entered the scrap stream on one occasion. All of the dust containing such material was captured by the emissions control system and is being held pending a decision as to its appropriate disposal. The Company has estimated that the ultimate cost of disposal of such dust will be approximately $500,000.

    The Company's future expenditures for installation of environmental control facilities are difficult to predict. Environmental legislation, regulations and related administrative policies are constantly changing. Environmental issues are also subject to differing interpretations by the regulated community, the regulating authorities and the courts. Consequently, it is difficult to forecast expenditures needed to comply with future regulations. Therefore, at this time, the Company cannot estimate those costs associated with compliance and the effect the upcoming regulations will have on the Company's competitive position, operations, or financial condition. In fiscal 1996, the Company spent approximately $200,000 on various environmental capital projects. In fiscal 1997, the Company intends to spend approximately $1 million on various environmental capital projects, including those related to the 1990 Clean Air Act Amendments.

    TVSC, the prior owners of the BSCT facility, had entered into a Consent Agreement and Order (the "Voluntary Consent Order") under the Tennessee Department of Environment and Conservation's voluntary clean-up program. The Company, in acquiring the assets of TVSC, has entered into a similar Voluntary Consent Order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessment which are components of a required, structured investigative, remedial, and assessment process. The definitive asset purchase agreement between the Company and TVSC provided for $2.0 million of the purchase price to be held in escrow and applied to costs incurred by the Company for activities pursuant to the Voluntary Consent Order (with an additional $1.0 million to be held for one year for such costs and other costs resulting from a breach of TVSC's representations and warranties in the agreement). As of September 30, 1996, investigative, remedial, and risk assessment activities have resulted in expenses of approximately $1.0 million. At this time, the Company does not expect the costs of resolution of the Voluntary Consent Order to exceed monies provided by escrow agreement.


SAFETY AND HEALTH MATTERS

    The Company is subject to various regulations and standards promulgated under the Occupational Safety and Health Act, which are administered by the Occupational Safety and Health Administration ("OSHA"). These regulations and standards are minimum requirements for employee protection and health. It is the Company's policy to meet or exceed these minimum requirements in all of the Company's safety and health policies, programs, and procedures.

    As a result of an inspection initiated by the United Steelworkers of America and conducted at the LaPlace, Louisiana facility in October and November of 1994 by OSHA, the Company received various citations and was fined $34,000. OSHA officials stated that none of what was found "showed blatant disregard for safety" and that none of the violations were deemed "willful".

    The Company knows of no other material safety or health issues.

STRIKE/CORPORATE CAMPAIGN IMPACT UPON THE COMPANY

    GENERAL. On March 21, 1993, the Union initiated a strike after the parties failed to reach agreement on a new labor contract due to differences on economic issues. As a result of a strategic contingency plan, the Company was able to avoid complete suspension of operations by operating the minimill with fewer workers and by utilizing a combination of temporary replacement workers, strikers who returned to work, and salaried employees. As a result of such measures, the Company operated at full capacity during most of the strike; and, since October 1993, overall production and productivity have exceeded pre-strike levels. On September 23, 1996, the Company and Union entered into a settlement agreement which, among other issues, resulted in a new labor contract.

    CONTRACT TERMS. The Company and Union entered into a six year contract on September 27, 1996. The Company considers the contract terms to be favorable to the Company. The key terms are:

        - There will be no increases in base pay during the life of the contract.

        - The Company implemented a productivity incentive plan which pays for increased performance.

        -   The Company implemented a discretionary profit sharing plan.

        - The Company will implement a managed care health care plan and require employee contributions toward the cost of the plan. The Company estimates that this will save over $0.5 million annually. All future cost increases will be shared with the employees paying 33%.

        - The Company has improved flexibility in contracting out work, combining jobs, and utilizing all available resources to accomplish a job.

    SETTLEMENT AGREEMENT. Besides specifying the contract terms, the settlement agreement covered five significant items.

        VACATION. As vacation is not carried forward from year to year, and even though the striking employees were not entitled to any vacation in 1996 and 1997 under the terms of the contract, the Company offered one week in 1997 to be taken during a planned shutdown.

        PERFORMANCE BONUS. The Company agreed to pay each eligible striking employee $425.00; this is related to a performance bonus paid in 1995 to employees. This one-time settlement issue cost approximately $100,000.

        STRIKE DISCIPLINE. The Company has maintained that it has a right to impose disciplinary action, including termination, on picketers who have engaged in strike-related misconduct. The Company and Union agreed to use a special standard focusing only on the action committed. A special arbitration process was negotiated to resolve any disagreements relating to this discipline.

        RETURN TO WORK PROTOCOL. The Company agreed to a protocol for striking workers to return to work. The protocol addresses physical examinations, drug tests, and training before the employees enter the plant. The Company believes this will help to minimize the anticipated difficulties in making a transition to a workforce composed of workers who crossed the picket line, replacement workers who will be retained, and returning strikers. The Company estimates that approximately 100 of the 210 employees who were on strike will return.

        UNFAIR LABOR PRACTICE CHARGES. In connection with the strike, the Union filed numerous unfair labor practice charges against the Company with the National Labor Relations Board (the "NLRB"). All, except one, were withdrawn by the Union or discharged by the NLRB. The one remaining charge revolves around a lawsuit the Company has against the Union. See the following discussion on "Corporate Campaign".

    IMPACT. The settlement will have a short-term adverse impact upon the Company. The Company will incur some one-time expenditures, such as the performance bonus, employment physical and drug tests, training for returning workers and existing workers, extra security, and legal expenses for arbitration cases related to disciplinary action. Back-pay may be required for any arbitration cases for which the arbitrators decide that the discipline was inappropriate for the misconduct. These one-time expenditures are estimated to be $0.5 to $1.0 million. In addition, the transition of placing returning workers in jobs will disrupt operations for a time and impact productivity until all workers become familiar with new equipment and new jobs responsibilities. The Company is unable to estimate the impact; although, the introduction of the productivity incentive plan should shorten this process.

    Besides the benefits of the new contract, the Company expects out-of-pocket costs for security, legal matters, and other services to decrease; although, legal expenses for two ongoing lawsuits related to the corporate campaign will continue. The Company incurred non-production strike and corporate campaign expenses of $3.2 million in fiscal year 1993, $1.0 million in each of fiscal years 1994 and 1995, and $1.8 million in fiscal year 1996.

    CORPORATE CAMPAIGN. In August 1993, the Union announced a corporate campaign designed to bring pressure on the Company from individuals and institutions with direct financial or other interests in the Company. The impact of the corporate campaign has been significant. The Company has filed a lawsuit in federal court in Delaware under the Racketeer Influenced Corrupt Organizations Act (RICO) against the Union for their conduct in connection with this campaign. The Company seeks both an end to the illegal activities used in the Corporate Campaign and recovery of damages.

    TENNESSEE LABOR RELATIONS. In conjunction with the acquisition of the assets of TVSC while it was in Chapter 11, the Union filed a charge with the NLRB alleging that the Company violated the National Labor Relations Act. The Union asserts that the Company refused to hire, at BSCT, certain individuals who were former employees of TVSC. On August 16, 1996, the Company reached a settlement with the Union which was approved by the NLRB. The Company agreed to recognize the Union as the bargaining agent for the employees, pay the former employees who applied for work but were not employed a settlement amount, and to put these individuals on a preferential hiring list. In return, the Company maintained the current trained work force. The settlement amount involves approximately 135 applicants for employment, each of whom would receive 25% of lost wages, less interim earnings. Until interim earnings for 1996 are known for each applicant, the liability cannot be determined. Based on assumptions of earnings, the Company estimates that the settlement could cost between $136,000 and $500,000. A final determination will be forthcoming through the NLRB. A labor contract is in the process of being negotiated for the Tennessee facility and the Company does not expect any material changes from current terms of employment.


EMPLOYEES

    As of September 30, 1996, the Company had 550 non-striking employees, of whom 152 were salaried office, supervisory, sales personnel and non-exempt workers, and 398 were hourly employees. Approximately 380 are or will be covered by labor contracts. As of September 30, 1996, there were 206 employees who were on strike at the time of the settlement but have not yet returned to work. During the later part of October and early November, the Company began the process of bringing back the eligible employees that were previously on strike. As of November 30, 1996, there were 85 former strikers who were eligible and returned to work. There were approximately 68 employees involved in arbitration over their status. The total employment numbers will fluctuate until the current and returning workers settle into the workforce.

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

Louden County, Tennessee  Approximately 25 acres of undeveloped land along the
                          Tennessee River, available for future use as a stocking location.

ITEM 3. LEGAL PROCEEDINGS

    See "Business--Strike and Impact Upon the Company" for a description of the NLRB proceedings, "Business Environmental Matters" for a description of environmental issues and "Business - Safety and Health Matters" for a description of safety and health issues. The Company is not involved in any pending legal proceedings which involve claims for damages exceeding 10% of its current assets. The Company is not a party to any material pending litigation which, if decided adversely, would have a significant impact on the business, income, assets, or operation of the Company, and the Company is not aware of any material threatened litigation which might involve the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended September 30, 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S CLASS A COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    MARKET INFORMATION AND STOCK PRICE

    The Class A Common Stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol BYX. The approximate number of stockholders of record on October 31, 1996 was 404. In addition, there are approximately 3,500 shareholders whose stock is held in street name. The stock has been trading since July 27, 1988. The closing price per share on October 31, 1996 was $3.00. The following tables set forth the high and low prices for the periods indicated.

                                                   SALES PRICE PER SHARE
                                           -------------------------------------
                                           FISCAL YEAR 1996     FISCAL YEAR 1995
                                           ----------------     ----------------
                                            HIGH      LOW         HIGH      LOW
                                           ------    ------      ------   ------
 October-December........................  $5.375    $3.813      $4.375   $3.250
 January-March...........................   4.750     3.875       4.500    4.000
 April-June..............................   4.500     3.625       6.250    3.875
 July-September..........................   4.000     2.750       7.500    4.750

    There is no public trading market for the Class B Common Stock and the Class C Common Stock.

    DIVIDENDS

    The Company's ability to pay dividends to Class A Common Stock stockholders is subject to restrictive covenants under the Indenture pursuant to which the Company's 10 1/4% First Mortgage Notes due 2001 (the "10 1/4% Notes") were issued, the Preferred Stock and Warrant Purchase Agreement, and the Company's line of credit. See "Notes 6, 14, and 15 of the Consolidated Financial Statements" section of the 1996 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

        Set forth below is summary consolidated financial information for the Company since 1992.

                                 SUMMARY FINANCIAL INFORMATION
                                    (DOLLARS IN THOUSANDS)

                                                                       AS OF AND FOR YEARS ENDED SEPTEMBER 30,
                                                    -------------------------------------------------------------------------------
                                                       1996               1995              1994             1993            1992
                                                    ---------          ---------          ---------       ---------       ---------
INCOME STATEMENT DATA:
  Net Sales ..................................      $ 204,426          $ 185,772          $ 160,823       $ 136,008       $ 119,772
  Cost of Sales ..............................        188,453            162,158            144,314         128,033         109,116
                                                    ---------          ---------          ---------       ---------       ---------
  Gross Profit ...............................         15,973             23,614             16,509           7,975          10,656
  Selling, General and Administrative ........          6,273              5,312              3,925           3,986           4,071
  Non-Production Strike and
   Corporate Campaign Expenses ...............          1,768              1,000                996           3,162            --
                                                    ---------          ---------          ---------       ---------       ---------
  Operating Income ...........................          7,932             17,302             11,588             827           6,585
  Interest Expense ...........................         (8,635)            (7,821)            (7,670)         (8,261)         (8,977)
  Interest Income ............................            147                543                280             193             486
  Miscellaneous ..............................            871                431                162             502             554
                                                    ---------          ---------          ---------       ---------       ---------
  Income (Loss) Before Taxes .................            315             10,455              4,361          (6,739)         (1,352)
  Provision for Taxes ........................              0                118               --              --              --
                                                    ---------          ---------          ---------       ---------       ---------
  Income (Loss) Before Cumulative
    Effect of Accounting Change
    and Extraordinary Items ..................            315             10,337              4,361          (6,739)         (1,352)
  Extraordinary Items ........................           --                 --               (5,468)            585            --
                                                    ---------          ---------          ---------       ---------       ---------
  Net Income (Loss) ..........................      $     315(1)       $  10,337(1)       $  (1,107)      $  (6,154)      $  (1,352)
                                                    =========          =========          =========       =========       =========

BALANCE SHEET DATA:
  Working Capital ............................      $  70,090          $  73,301          $  65,186       $  32,389       $  57,167
  Total Assets ...............................        199,272            197,076            156,068         138,280         149,381
  Total Debt .................................         85,142             85,751             76,076          54,817          62,057
  Preferred Stock ............................         10,489             12,239               --              --              --
  Common Stockholders' Equity ................      $  70,328          $  72,605          $  60,124       $  61,231       $  67,385

(1) In fiscal 1995 and 1996, income (loss) applicable to common shares after dividends accrued and accretion on Preferred Stock was $9.6 and ($2.3) million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

    The requirements to satisfy these items are incorporated by reference to the "Management's Discussion and Analysis" section of the 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statement and supplementary data information required by this item is incorporated by reference to the "Consolidated Financial Statements" and "Footnotes to Consolidated Financial Statements" sections of the 1996 Annual Report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    Information regarding Directors and Executive Officers is incorporated by reference to the "Information with respect to Board of Directors" section of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The beneficial ownership of the Company's common stock as of October 31, 1996, by persons, other than Directors and Officers, known to the Company to be beneficial owners of more than 5% of the outstanding common stock is incorporated by reference to the "Security Ownership of Certain Beneficial Owners" section of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

    SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

    The beneficial ownership of the Company's common stock of all Directors and Executive Officers is incorporated by reference to the "Information with respect to Board of Directors" section of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Additional information regarding certain relationships and related transactions is incorporated by reference to the "Certain Transaction" section of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and to the "Notes to Consolidated Financial Statements" section of the 1996 Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (I) FINANCIAL STATEMENTS

    The Consolidated Financial Statements are incorporated herein by reference to the Company's 1996 Annual Report to Stockholders and the Accountant's Report relating to the Consolidated Financial Statements and Notes thereto.

    (II) FINANCIAL STATEMENT SCHEDULES                                10-K PAGE

    Auditor's Opinion Relating to Schedules...........................  18
    Schedule II Valuation and Qualifying Accounts for the three years ended September 30, 1996.........................................  20

    Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements submitted.

(B) REPORTS ON FORM 8-K

No reports were filed on Form 8-K by the Registrant during the fourth quarter of fiscal year 1996.


                                LIST OF EXHIBITS

NUMBER                               EXHIBIT
------                               -------
3.1 Third Restated Certificate of Incorporation of the Company (incorporated by reference herein to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).

3.2 Restated By-laws of the Company (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).

4.1 Specimen Certificate for Class A Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).

4.1A Form of Indenture (including form of First Mortgage Note) between the Company and First National Bank of Commerce as trustee (the "Trustee") (incorporated herein by reference to Amendment No. 4 to Registration Statement on Form S-1 (No 33-72-486)).

4.2 Form of Mortgage granted by the Company and Subsidiary Guarantors to the Trustee (Louisiana) (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33- 72486)).

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

4.7 Form of Intercreditor Agreement between the Trustee and Chemical Bank, as agent under the Credit Agreement (incorporated herein by reference to Amendment No. 1g to Registration Statement on Form S-1 (No. 33-72486)).

4.8 Form of Subsidiary Guarantee between each recourse subsidiary of the Company and the Trustee (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (No 33- 72486)).

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
         33-10745)).

NUMBER                                EXHIBIT
------                                -------
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

10.26 Amendment No. 1 to the Preferred Stock and Warrant Purchase Agreement, dated as of June 13, 1995, by and between the Company and Rice Partners II, L.P. (incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1996 (No. 33-22603)).

NUMBER                              EXHIBIT
------                              -------
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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Bayou Steel Corporation

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Bayou Steel Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 22, 1996. Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. The schedules have been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New Orleans, Louisiana
November 22, 1996

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

   SIGNATURE                            TITLE                        DATE
   ---------                            -----                        ----
/s/ HOWARD M. MEYERS        Chairman of the Board, Chief
    Howard M. Meyers        Executive Officer and Director     December 18, 1996



/s/ JERRY M. PITTS          President, Chief Operating         December 18, 1996
    Jerry M. Pitts          Officer and Director



/s/ RICHARD J. GONZALEZ     Vice President, Chief Financial    December 18, 1996
    Richard J. Gonzalez     Officer, Treasurer and Secretary



/s/ LAWRENCE E. GOLUB       Director                           December 18, 1996
    Lawrence E. Golub



/s/ MELVYN N. KLEIN         Director                           December 18, 1996
    Melvyn N. Klein



/s/ ALBERT P. LOSPINOSO     Director                           December 18, 1996
    Albert P. Lospinoso



/s/ STANLEY S. SHUMAN       Director                           December 18, 1996
    Stanley S. Shuman


/s/ JEFFREY P. SANGALIS     Director                           December 18, 1996
    Jeffrey P. Sangalis

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

                                                       BALANCE AT    ADDITIONS     BALANCE
                                                       BEGINNING OF  CHARGED TO   AT END OF
            DESCRIPTION                       PERIOD    EXPENSES    DEDUCTIONS(1)  PERIOD
                                            ---------   ---------    ---------    ---------
September 30, 1996
    Allowance for doubtful accounts ......  $ 567,970   $(208,928)   $  (6,077)   $ 352,965
                                            ---------   ---------    ---------    ---------
September 30, 1995
    Allowance for doubtful accounts ......  $ 617,497   $ (49,527)   $    --      $ 567,970
                                            ---------   ---------    ---------    ---------
September 30, 1994
    Allowance for doubtful accounts ......  $ 542,725   $ 186,560    $(111,788)   $ 617,497
                                            ---------   ---------    ---------    ---------

(1) Write-off of uncollectible accounts.