Form 10-Q
period 1996-12-31
BAYOU STEEL CORP
filed 1997-02-07
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1996
                                      OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

               CLASS                    SHARES OUTSTANDING AT DECEMBER 31, 1996
------------------------------------    ---------------------------------------
Class A Common Stock, $.01 par value                  10,613,380
Class B Common Stock, $.01 par value                   2,271,127
Class C Common Stock, $.01 par value                         100
                                                      ----------
                                                      12,884,607

                             BAYOU STEEL CORPORATION

                                      INDEX
                                                                         PAGE
PART I.     FINANCIAL INFORMATION                                       NUMBER
            ---------------------                                       ------
            Item 1.     Financial Statements

                         Consolidated Balance Sheets --
                         December 31, 1996 and
                         September 30, 1996                                 3

                        Consolidated Statements of Income
                          (Loss) -- Three Months Ended
                         December 31, 1996 and 1995                         5

                         Consolidated Statements of Cash
                           Flow -- Three Months Ended
                         December 31, 1996 and 1995                         6

                        Notes to Financial Statements                       7

            Item 2.     Management's Discussion and Analysis

                        Results of Operations                              13

                        Liquidity and Capital Resources                    16

PART II.    OTHER INFORMATION
            -----------------
            Item 6.     Exhibits and reports on Form 8-K                   19

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               (UNAUDITED)       (AUDITED)
                                               DECEMBER 31,     SEPTEMBER 30,
                                                   1996              1996
                                             --------------     ---------
CURRENT ASSETS:

  Cash and temporary cash investments         $     --           $    748,608
  Receivables, net of allowance for
   doubtful accounts of $408,997 in 1997
   and $352,965 in 1996                         21,101,722         24,107,566
  Inventories                                   78,564,264         79,856,062
  Prepaid expenses                                 840,739            292,458
                                              ------------       ------------
      Total current assets                     100,506,725        105,004,694
                                              ------------       ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                           3,790,398          3,790,398
  Machinery and equipment                      105,389,638        104,683,209
  Plant and office building                     21,032,248         20,975,997
                                              ------------       ------------
                                               130,212,284        129,449,604
  Less-Accumulated depreciation                (40,537,362)       (39,115,207)
                                              ------------       ------------
      Net property, plant and equipment         89,674,922         90,334,397

OTHER ASSETS                                     3,648,913          3,932,594
                                              ------------       ------------
      Total assets                            $193,830,560       $199,271,685
                                              ============       ============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               (UNAUDITED)        (AUDITED)
                                               DECEMBER 31,      SEPTEMBER 30,
                                                   1996              1996
                                              ------------       ------------
CURRENT LIABILITIES:
  Current maturities of long-term debt        $  2,333,784       $  1,601,851
  Borrowings under line of credit                6,300,000          3,000,000
  Accounts payable                              18,397,952         24,281,494
  Accrued liabilities                            5,002,779          3,856,341
  Accrued dividends on redeemable
   preferred stock                                  --               2,175,000

      Total current liabilities                 32,034,515         34,914,686
                                              ------------       ------------
LONG-TERM DEBT                                  82,781,989         83,540,331
                                              ------------       ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK                      11,139,071         10,489,091
                                              ------------       ------------
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value -
      Class A                                      106,134            106,134
      Class B                                       22,711             22,711
      Class C                                            1                  1
                                              ------------       ------------
      Total common stock                           128,846            128,846

  Paid-in capital                               47,769,034         47,769,034
  Retained earnings                             19,977,105         22,429,697
                                              ------------       ------------
      Total common stockholders' equity         67,874,985         70,327,577

      Total liabilities & common
            stockholders' equity              $193,830,560       $199,271,685
                                              ============       ============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                   FIRST QUARTER ENDED
                                                       DECEMBER 31,
                                                  1996               1995
                                              ------------       ------------
NET SALES                                     $ 54,864,911       $ 41,162,993

COST OF SALES                                   52,052,301         37,107,904
                                              ------------       ------------
GROSS PROFIT                                     2,812,610          4,055,089

SELLING, GENERAL & ADMINISTRATIVE
 EXPENSES                                        1,616,083          1,547,080

NON-PRODUCTION STRIKE AND
 CORPORATE CAMPAIGN EXPENSES                       794,153            344,661
                                              ------------       ------------
OPERATING INCOME                                   402,374          2,163,348
                                              ------------       ------------
OTHER INCOME (EXPENSE):
 Interest expense                               (2,219,683)        (2,133,238)
 Interest income                                     2,417            106,680
 Miscellaneous                                      12,280             38,458
                                              ------------       ------------
                                                (2,204,986)        (1,988,100)

INCOME (LOSS) BEFORE TAXES                      (1,802,612)           175,248

PROVISION FOR INCOME TAXES                           -                  --

NET INCOME (LOSS)                               (1,802,612)           175,248

DIVIDENDS ACCRUED AND ACCRETION ON
 PREFERRED STOCK                                  (649,980)          (646,007)
                                              ------------       ------------
INCOME (LOSS) APPLICABLE TO COMMON
 AND COMMON EQUIVALENT SHARES                 $ (2,452,592)      $   (470,759)
                                              ============       ============
AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                  13,707,029         13,707,029
                                              ============       ============
INCOME (LOSS) APPLICABLE TO COMMON
 AND COMMON EQUIVALENT SHARES                 $       (.18)      $       (.03)
                                              ============       ============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    FIRST QUARTER ENDED
                                                       DECEMBER 31,
                                                  1996               1995
                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss)                               $ (1,802,612)      $    175,248
  Depreciation                                   1,422,155          1,558,934
  Amortization                                     288,280            281,539
  Provision for losses on accounts
   receivable                                       56,033             41,299

  Changes in working capital:
    Decrease in receivables                      2,949,811          5,547,796
    Decrease (increase) in inventories           1,291,798         (9,162,566)
    (Increase) in prepaid expenses                (548,281)          (637,307)
    (Decrease) in accounts payable              (5,883,542)        (6,084,053)
    Increase in accrued liabilities              1,146,438          2,595,750
                                              ------------       ------------
      Net cash used in
       operations                               (1,079,920)        (5,683,360)
                                              ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Addition of property, plant
    and equipment                                 (762,680)          (932,924)
                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit            3,300,000               --
  Payments of long-term debt                       (26,409)          (105,437)
  (Increase) decrease in other assets               (4,599)           277,571
  Payments of dividends on preferred stock      (2,175,000)        (1,156,027)

      Net cash provided by (used in)
       financing activities                      1,093,992           (983,893)
                                              ------------       ------------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                 (748,608)        (7,600,177)

CASH AND CASH EQUIVALENTS,
  beginning balance                                748,608         10,521,664
                                              ------------       ------------
CASH AND CASH EQUIVALENTS,
  ending balance                              $    --            $  2,921,487
                                              ============       ============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996
                                   (UNAUDITED)

1)    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although Bayou Steel Corporation (the "Company") believes that disclosures made are adequate to ensure that information presented is not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report, Form 10-K, filed with the SEC on December 18, 1996 under File Number 33-22603.

      In the opinion of the Company, the accompanying unaudited consolidated financial statements present fairly the Company's financial position as of December 31, 1996 and September 30, 1996 and the results of its operations for the three-month periods ended December 31, 1996 and 1995 and the cash flow statements for the three-month periods ended December 31, 1996 and 1995.

      The accompanying financial statements include the consolidated accounts of Bayou Steel Corporation ("BSCL") and Bayou Steel Corporation (Tennessee) ("BSCT") (collectively referred to herein as the "Company") after elimination of all significant intercompany accounts and transactions.

      The results of operations for the three-month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results for the full year.

2)    INVENTORIES

      Inventories as of December 31, 1996 and September 30, 1996 consisted of the following:

                                              (UNAUDITED)         (AUDITED)
                                             DECEMBER 31,        SEPTEMBER 30,
                                                 1996                1996
                                             -------------       ------------
      Scrap steel                            $   6,044,966       $  6,567,308
      Billets                                    8,151,316          7,778,092
      Finished product                          44,774,686         47,943,429
      LIFO adjustments                          (2,502,396)        (3,255,589)
                                             -------------       ------------
                                             $  56,468,572       $ 59,033,240
      Mill rolls, operating
        supplies and other                      22,095,692         20,822,822
                                             -------------       ------------
                                             $  78,564,264       $ 79,856,062
                                             =============       ============

      The inventory valuations are based on LIFO estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined.

      Shapes, billets, scrap steel, and certain production supplies are pledged as collateral against the Company's line of credit.

3)    PROPERTY, PLANT AND EQUIPMENT

      Capital expenditures for normal operations totaled $0.8 million and $0.9 million during the three-month periods ended December 31, 1996 and 1995, respectively. As of December 31, 1996, the estimated costs to complete authorized projects under construction or contract amounted to $1.8 million.

      Betterments, improvements, and additions on property, plant and equipment are capitalized at cost. Interest during construction of significant additions is capitalized. Interest of $11,000 was capitalized during the three-month period ended December 31, 1996. There was no interest capitalized for the three-month period ended December 31, 1995. Interest of $18,000 was capitalized during the fiscal year ended September 30, 1996.

4)    OTHER ASSETS

      Other assets consist of financing costs associated with the issuance of long-term debt, redeemable preferred stock and warrants, and the Company's revolving line of credit (see Notes 5, 6 and 8) which are being amortized over the lives of the related transaction. Amortization expense was $288,000 and $282,000 for the three-month periods ended December 31, 1996 and 1995. Amortization expense was $1,164,000 for the fiscal year ended September 30, 1996.

5)    LONG-TERM DEBT

      Long-term debt of the Company as of December 31, 1996 and September 30, 1996 included the following:

                                              (UNAUDITED)          (AUDITED)
                                             DECEMBER 31,        SEPTEMBER 30,
                                                 1996                1996
                                             -------------       ------------
      First Mortgage Notes                   $  75,000,000       $ 75,000,000
       (see below)
      Term Loan (see below)                     10,000,000         10,000,000
      Other notes payables                         115,773            142,182
                                             -------------       ------------
                                                85,115,773         85,142,182
      Less-current maturities                    2,333,784          1,601,851
                                             -------------       ------------
                                             $  82,781,989       $ 83,540,331
                                             =============       ============

      On June 20, 1995, the Company entered into a five-year term loan agreement of $10 million for the Company's wholly owned subsidiary, BSCT. Based on the first quarter leverage ratio, BSCT will accrue at LIBOR plus 3.00% or approximately 8.5% at current rates. As of December 31, 1996, BSCT accrued interest at a rate of 7.97%. Principal payments are due quarterly beginning June 30, 1997. As of December 31, 1996, $2.2 million was classified as a current liability.

      On March 3, 1994, the Company issued $75 million of the 10.25% Notes. The principal is due on March 1, 2001. As of December 31, 1996 and 1995, the Company accrued interest at a rate of 10.25%.

6)    SHORT-TERM DEBT

      On June 20, 1995, the Company entered into an amendment and restatement of its revolving line of credit agreement which will be used for general corporate purposes. The terms of the amended and restated agreement call for available borrowings up to $45 million, including outstanding letters of credit using a borrowing base of receivables and inventory. Based on these criteria, the net amount available as of December 31, 1996 was $24.5 million. The agreement is secured by inventory and accounts receivable at interest rates on a sliding scale based on the quarterly leverage ratio, as defined in the agreement. Based on the first quarter leverage ratio, the Company will accrue at LIBOR plus 3.00% or approximately 8.5% at current rates. The terms of the loan agreement impose certain restrictions on the Company, the most significant of which require the Company to maintain a minimum interest coverage ratio and limit the incurrence of certain indebtedness.

      As of December 31, 1996, the Company had an outstanding balance of $6.3 million under the line of credit. There were no borrowings under the line of credit as of December 31, 1995. The maximum amount outstanding during the three-month period ended December 31, 1996 was $7.1 million. The average borrowings were $4.4 million for the three-month period ended December 31, 1996. The weighted average interest rate was 8.5% for the first fiscal quarter ended December 31, 1996.

7)    TAXES

      As of September 30, 1996, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $328.7 million and $301.5 million available to offset against regular tax and alternative minimum tax, respectively.

      The NOLs will expire in varying amounts through fiscal 2011. A substantial portion of the available NOLs, approximately $200 million, expires by fiscal 2000. In addition, the Company has $1.35 million of net future tax deductions attributable to its tax benefit lease which expires in 1997 and which may, to the extent of taxable income in the year such tax benefit is produced, be utilized prior to the NOLs.

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

      The holders of the preferred stock are entitled to receive quarterly dividends at a rate of 14.5% per annum. The Company intends to declare and pay quarterly dividends on the preferred stock unless prohibited by covenants in the revolving line of credit and the 10.25% Notes. If a quarterly dividend payment is not made by the end of a quarter, the rate will increase by 3%. In addition, the holders have a right to additional warrants in the event that any two consecutive quarterly payments are missed or other defined events take place. Based on the September 30, 1996 results, the Company would be unable to make the December 31, 1996 dividend payment or any other dividend payment until an interest coverage ratio test, as defined in the Indenture pursuant to which the 10.25% Notes were issued, is again met. The Company also did not make the ratio test for the quarter ended December 31, 1996. Prior to September 30, 1996, the Company declared the regular dividends for fiscal 1997. Subsequent to fiscal year end, the Company paid these dividends. This eliminates the additional dividend rate and additional warrants that would have otherwise been payable in fiscal 1997. The dividend prepayment has been recorded as a reduction in the balance of the preferred stock in the accompanying balance sheet, as the Company would be able to apply any remaining amount against the principal balance in the event of an early redemption of the preferred stock. Depending on the Company's future results, the Company may not be able to declare and pay the dividend. As of December 31, 1996, the Company accrued dividends at a rate of 14.5%.

      The carrying amount of the preferred stock will increase as the accrued dividends are charged to retained earnings during fiscal 1997 and by periodic accretion of the difference between the recorded value of the stock at the date of issuance and the redemption value from 1995 through the mandatory redemption date of June 20, 2002, based on the interest method as well as by the normal amortization of the prepaid dividends, discussed above. The terms of the stock purchase agreement impose certain financial covenants which are generally related to covenants in the revolving line of credit or the 10.25% Notes.

9)    COMMON STOCKHOLDERS' EQUITY

      Common stock and common stock equivalents as of December 31, 1996 consisted of:

                                      CLASS A        CLASS B      CLASS C
                                    ----------      ---------     -------
      Authorized                    24,271,127      4,302,347        100
      Outstanding, at end of
        quarter                     11,435,802      2,271,127        100
      Average outstanding for
        quarter                     11,435,802      2,271,127        100

10)   EARNINGS PER SHARE

      Earnings per common and common equivalent share are calculated based upon the weighted average number of common and common equivalent shares outstanding during the three-month periods ended December 31, 1996 and 1995. In connection with the issuance of redeemable preferred stock on June 20, 1995 as discussed in
Note 8, the Company reserved 822,422 shares of its Class A Common Stock for issuance upon exercise of the outstanding warrants at a nominal exercise price. These warrants are considered common stock equivalents in calculating earnings per common and common equivalent share for the quarter ended December 31, 1996. The actual shares, including equivalents, outstanding for the quarter ended December 31, 1996 and 1995 were 13,707,029.

11)   MISCELLANEOUS

      Miscellaneous for the three-month periods ended December 31, 1996 and 1995 included the following:

                                            (UNAUDITED)         (AUDITED)
                                           DECEMBER 1996      DECEMBER 1995
                                           -------------      -------------
      Discounts earned                       $  40,143          $  55,949
      Provision for bad debts                  (56,032)           (41,299)
      Other                                     28,169             23,808
                                             ---------          ---------
                                             $  12,280          $  38,458
                                             =========          =========

12)   COMMITMENTS AND CONTINGENCIES

STRIKE

      On March 21, 1993, the United Steelworkers of America Local 9121 (the "Union") initiated a strike after the parties failed to reach agreement on a new labor contract due to differences on economic issues. On September 23, 1996, the Company and Union entered into a settlement agreement which, among other issues, resulted in a new labor contract, ending the strike.

      The settlement had a short-term adverse impact upon the Company. The Company incurred one-time expenditures of $0.5 million in the first quarter of fiscal 1997. Additionally, the Company anticipates additional expenses and a temporary negative impact in productivity during the second quarter of fiscal 1997.

      In August 1993, the Union announced a corporate campaign designed to bring pressure on the Company from individuals and institutions with direct financial or other interests in the Company. The impact of the corporate campaign has been significant. The Company has filed a lawsuit in federal court in Delaware under the Racketeer Influenced Corrupt Organizations Act (RICO) against the Union for their conduct in connection with this campaign. The Company seeks both an end to the illegal activities used in the corporate campaign and the recovery of damages. These legal expenses will continue even though the strike has been resolved.

      In conjunction with the acquisition of the assets of TVSC, the Union filed a charge with the National Labor Relations Board (the "NLRB") alleging that the Company has violated the National Labor Relations Act relating to its refusal to hire at BSCT certain individuals, who were former employees of TVSC. On August 16, 1996, the Company reached a settlement with the Union which was approved by the NLRB and resolved the issue. The Company agreed to recognize the Union as the bargaining agent for the employees and pay 135 former employees, who applied for work but were not employed, a settlement amount of 25% of lost wages, less interim earnings. Until interim earnings for 1996 are known for each applicant, the liability cannot be determined. Based on assumptions of earnings, the Company estimated that the settlement could range from $136,000 to $500,000. As of December 31, 1996, the Company accrued $136,000 for the settlement.

ENVIRONMENTAL

      The Company is subject to various federal, state, and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solids and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in some respects have not met all of the applicable standards promulgated pursuant to such laws and regulations. At this time, the Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance will not have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures at its Louisiana facility to address previously contaminated sites. Also, the Company is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation. At December 31, 1996, the Company has accrued a loss contingency for environmental matters.

      TVSC, the prior owners of the BSCT facility, had entered into a Consent Agreement and Order (the "Voluntary Consent Order") under the Tennessee Department of Environment and Conservation's voluntary clean up program. The Company, in acquiring the assets of TVSC, has entered into a similar order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial process. As of September 30, 1996, investigative, remedial and risk assessment activities have resulted in expenses of approximately $1.0 million. Estimates indicate that the future cost for remediating the affected areas ranges from $500,000 for the lowest cost remedy to $1,500,000 for higher cost remedies. The definitive asset purchase agreement between the Company and TVSC provided for $2.0 million of the purchase price to be held in escrow and applied to costs incurred by the Company for activities pursuant to the Voluntary Consent Order (with an additional $1.0 million to be held for one year for such costs and other costs resulting from a breach of TVSC's representations and warranties in the agreement). At this time, the Company does not expect the costs of resolution of the Voluntary Consent Order to exceed funds provided by the escrow fund. If during the remedial investigation significantly more extensive or more toxic contamination is found, then costs could be greater than those estimated, and to the extent these costs exceeded the escrow funds, the Company would be liable.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

      The Company reported a net loss of $1.8 million before dividends and accretion on preferred stock in the first quarter of fiscal 1997 (ended December 31, 1996) compared to a net income of $0.2 million for the comparable period of fiscal 1996. The $2.0 million reduction in the Company's results was due to three significant factors. First, conversion costs (the cost of converting raw materials into shapes) increased 3.4% at the Louisiana facility ("BSCL") ("Louisiana"). Second, BSCL's metal margin (the difference between the selling price and the raw material cost) decreased 4.8% in the first fiscal quarter of fiscal 1997 compared to the same period of last year. Third, non-production strike and corporate campaign expenses increased by $0.4 million. Bayou Steel Corporation's (Tennessee) ("Tennessee") ("BSCT") loss of $1.3 million was $0.4 million lower than the first quarter of last year.

      The following table sets forth shipment and sales data for the periods indicated.

                                                   THREE MONTHS ENDED
                                                       DECEMBER 31,
                                                  1996            1995
                                                --------        --------
       Net Sales (in thousands)                 $ 54,865        $ 41,163
       Shape Shipment Tons                       160,474         112,993
       Shape Selling Price Per Ton              $    336        $    353
       Billet Shipment Tons                          -0-           1,709
       Billet Selling Price Per Ton             $    -0-        $    250

A.     SALES

      Net sales increased in the first quarter of fiscal 1997 by 33.3% or $13.7 million compared to the same period of fiscal 1996. The increase was the result of an increase in shape shipments. Shipments increased out of BSCL and BSCT by 23,007 tons and 24,474 tons, respectively. This was the second best first quarter in the history of BSCL. Partially offsetting some of the increase in shipments was a $17 per ton decrease in selling price.

      SHAPES - The 42.0% increase in shape shipments in the first quarter of fiscal 1997 compared to the same period of fiscal 1996 is attributable to the increase in shipments out of the Louisiana and Tennessee facilities. The higher shipments out of the BSCL were mainly due to increased shipments to original equipment fabricator market. Due to the Tennessee facility being in a start-up mode of operations during the first quarter of fiscal 1996, shipments from BSCT were minimal. The backlog of orders at December 31, 1996 for the Company is 78% higher than a year earlier and 23% higher than the prior quarter. The increase in backlog is directly related to a steady economy and the increasing acceptance of the Tennessee products in the market. Shipments are expected to increase in the second quarter of fiscal 1997 compared to the first quarter of fiscal 1997 due to anticipated seasonal adjustments to the Steel Service Centers inventory level and the increasing customer acceptance of the Tennessee product line.

      Overall selling prices decreased by $17 per ton or 4.8% from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. There were several market conditions causing the decrease. Additional capacity was shifted into the Company's product line from mills previously producing for the special bar quality ("SBQ") market during fiscal 1996. This unanticipated shift was due to the extreme softness of the SBQ market. In addition, excess inventory at certain minimills and imports in the Southwest from Mexican mills contributed to the decrease in selling price. The prices for the merchant bar product line from the

Tennessee facility carry a lower selling price compared to the structural products from the Louisiana facility. Consequently, the mix of selling more merchant bar products from the Tennessee facility in fiscal 1996 accounted for $6 per ton of the lower selling price. The Company also expanded it's market area for merchant bar resulting in lower selling prices. Prices are expected to remain stable during the early part of the second quarter of fiscal 1997 and may increase by the end of the second quarter of fiscal 1997 due to strong demand for the Company's product.

      BILLETS - Shipments of billets, the Company's semi-finished product, were minimal in both fiscal quarters due to lack of availability of billets for sale. The Company supplied billets to the rolling mill in Tennessee during the first quarter of fiscal 1996 and fiscal 1997 thereby depleting the availability of billets to sell in the open market. In addition, the Company has been purchasing billets on the open market at competitive prices for the remaining needs of the Tennessee rolling mill. The Company will continue to supply all of its Louisiana's rolling mill billet requirements. Depending on market conditions, the Company may sell billets on an occasional and selective basis to domestic and export customers while purchasing additional billets for Tennessee.

B.    COST OF GOODS SOLD

      Cost of goods sold was 94.9% of sales for the first quarter of fiscal 1997 compared to 90.0% of sales for the same period of fiscal 1996. The increase in the first quarter of fiscal 1997 compared to the same period of fiscal 1996 was due to the shape selling price decreasing more than the scrap prices, the increase in conversion cost (the cost to convert raw materials into shapes) at the Louisiana facility, and shipping more Tennessee products which carry a lower margin than the Louisiana products.

      The major component of cost of goods sold is scrap. Scrap cost in the first quarter of fiscal 1997 decreased $3 per ton compared to the same period last year. In first fiscal quarter 1996, the price of scrap was influenced by the effects of poor weather conditions, causing delays in delivery and the necessary utilization of more expensive types of scrap. The Company's scrap prices temporarily dropped in the first quarter of fiscal 1997 due to increased availability, lack of an export market, and less demand. The Company will further benefit from the lower price in the second fiscal quarter of fiscal 1997.

      In order to achieve better control over scrap cost and availability, the Company opened Mississippi River Recycling ("MRR") which operates an automobile shredder. MRR produces shredded scrap metal which is one of the scrap types used in steelmaking. MRR experienced unusual mechanical problems during the first quarter of fiscal 1996 which resulted in lower production and higher conversion cost (the cost to convert car bodies and other raw material into shredded scrap) than anticipated. In the first quarter of fiscal 1997, MRR is operating at the anticipated capacity and conversion cost. The production tons improved by 54% while the conversion cost decreased by 13% in the first quarter of fiscal 1997 compared to the same period of fiscal 1996. The shredder currently supplies approximately 12% of the melt shop's raw material requirements.

      Another component of cost of goods sold is additive, alloys and flux ("AAF"). AAF cost increased by 4.7% in the first quarter of fiscal 1997 compared to the same period of fiscal 1996 mainly due to consumption. The increase in consumption was the result of producing a richer mix of grades and a change in melting practices to reduce secondary production.

      Another significant portion of cost of goods sold is conversion cost, which include labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Louisiana facility in the first quarter of fiscal 1997 compared to the same period of fiscal 1996 increased by 3.4%. In the first quarter of fiscal 1997, costs were impacted by two unusual equipment outages which affected production and resulted in increased maintenance costs, and by the increased costs of power and certain supply items which increased cost by over $3 per ton. Productivity, particularly in the rolling mill and shipping, were affected as returning workers become re-acquainted with the equipment or learn new jobs. Additional staffing was also maintained during the transition although the Company is now back to normal staffing levels. The Company anticipates that productivity may again be affected in the second quarter.

      In July 1995, Tennessee started operating its rolling mill. As expected during the first quarter of fiscal 1996, the learning curve associated with new and refurbished equipment combined with an inexperienced work force caused the production tons to be low and the conversion cost per ton to be high. Consequently, production costs exceeded sales by $1.2 million in the first quarter of fiscal 1996. As the workforce gained experience, conversion cost per ton and gross margins improved. Comparing the first quarter of fiscal 1997 to the same period of fiscal 1996, conversion cost improved by 29%, tons produced more than doubled, yield improved by 8.6%, and tons produced per hour improved 110%. The book selling price has fallen $40 per ton since the acquisition. As a result, the break-even production and shipment rate has increased from approximately 32,000 tons per quarter to nearly 45,000 tons per quarter. In the first quarter of fiscal 1997, BSCT produced 35,000 tons or 16% improvement over the prior quarter. The Company expects improvements to continue toward the break-even production level over the next few quarters. The Company has incurred losses at BSCT ranging from $2.2 million to $1.3 million per quarter over the past five quarters. The Company does not intend to continue the losses associated with the Tennessee facility to date and is monitoring the operations on a regular basis to insure that improvement towards profitability is met in a reasonable time period.

C.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expenses in the first quarter of fiscal 1997 compared to the same period of the last fiscal year were approximately the same.

D.    NON-PRODUCTION STRIKE EXPENSES

      Non-production strike-related expenses were $794,000 for the first quarter of fiscal 1997 compared to $345,000 for the same period last year. Strike expenses in fiscal 1997 were primarily for legal expenses and other expenses related to returning the strikers back to work. The Company also incurred legal expenses related to the Racketeering Influenced Corrupt Organization Act ("RICO") suit which the Company filed against the Union. These type of legal expenses will continue in fiscal 1997. However, overall strike expenses should decrease after the second quarter of fiscal 1997 as issues with the returning strikers are fully resolved.

E.    OTHER INCOME (EXPENSE)

      Interest expense for the first quarter of fiscal 1997 compared to the same period of fiscal 1996 was approximately the same. Interest income decreased in fiscal 1997 compared to fiscal 1996 due to relatively small amount of cash available to invest in the first quarter of fiscal 1997 compared to fiscal 1996. Interest income is expected to be minimal for the second fiscal quarter of fiscal 1997 due to low cash balances available to invest. Miscellaneous expenses were approximately the same in both quarters.

F.    NET INCOME

      The Company's results before dividends and accretion on preferred stock were $2.0 million less in the first fiscal quarter of 1997 compared to the same period of fiscal 1996. The primary reasons for the reductions in earnings were increased conversion costs, decreased metal margins, and increased non-production strike and corporate campaign expenses.

LIQUIDITY AND CAPITAL RESOURCES

A.    CASH AND WORKING CAPITAL

      The Company ended the first fiscal quarter with short-term borrowings of $6.3 million. Current assets exceeded current liabilities by a ratio of 3.09 to
1.00. Working capital decreased by $2.2 million to $67.9 million during the three months ended December 31, 1996. Working capital decreased mainly due to the current portion of the term loan being reclassified from a long-term liability to a short-term liability.

      In the first three months of fiscal 1997, cash used by operations was $1.1 million. Accounts payable decreased by $6.0 million as purchasing of scrap decreased towards the end of the quarter. Offsetting some of the decreases in cash was a decrease in receivables and inventories.

B.    CAPITAL EXPENDITURES

      Capital expenditures amounted to $0.8 million in the first quarter of fiscal 1997. These capital projects were for cost reduction and productivity increases. The Company does not expect to make substantial investments in capital during the second fiscal quarter of 1997. However, depending on market conditions, the Company expects to spend approximately $9 million on various capital projects to reduce cost and increase productivity, to enhance safety and environmental programs, and to maintain the plants in fiscal 1997.

C.    FINANCING

      All of the $75 million 10.25% Notes are classified as long-term debt. There are no principal payments due on the 10.25% Notes until maturity in 2001. The Company currently intends to refinance the 10.25% Notes on or before the maturity date in 2001. The Indenture under which the Notes are issued ("the Indenture") contains a covenant which restricts the Company's ability to incur additional indebtedness, make dividend payments, or place liens on the assets acquired with the indebtedness. Under the Indenture, the Company may not incur additional indebtedness or make dividend payments unless its Interest Expense Coverage Ratio for the trailing 12 months, would be greater than 2.00 to 1.00 after giving effect to such incurrence. As of December 31, 1996, the Interest Expense Coverage Ratio was 1.66 to 1.00.

      On June 20, 1995, the Company completed the issuance and sale of 15,000 shares of redeemable preferred stock, par value $0.01 per share ("Preferred Stock"), and warrants to purchase, at a nominal exercise price, six percent of the Company's common stock for $15 million. The Preferred Stock is mandatorily redeemable by the Company seven years after issuance and requires the payment of quarterly dividends, at a rate of 14.5% per annum or $2.2 million per year. The Company intends to declare and pay quarterly dividends on the Preferred Stock unless prohibited by covenants in the revolving line of credit and the 10.25% Notes. If a quarterly dividend payment were not made by the end of the quarter, the dividend rate will increase by 3% or $112,000 per quarter. In addition, the holders of Preferred Stock have a right to additional warrants, approximately 77,000 shares, for each two consecutive quarterly payments missed. Based on the September 30, 1996 results, the Company would be unable to make the December 31, 1996 dividend payment. The Company also did not make the ratio test for the quarter ended December 31, 1996. Prior to September 30, 1996, the Company declared the regular dividends for fiscal 1997. Subsequent to fiscal year end, the Company paid these dividends. This eliminates the additional dividend rate and additional warrants that would have otherwise been payable in fiscal 1997. Depending on the Company's future results, the Company may not be able to declare and pay dividends.

      Simultaneously with the sale of the Preferred Stock and warrants, the Company entered into a five-year term loan agreement of $10 million for the Company's wholly owned subsidiary, BSCT. The proceeds received from the term loan were used to repay the loan outstanding under the Company's revolving credit facility which had been incurred to acquire substantially all of the assets at Tennessee. The term loan is partially secured by the Company's accounts receivable and inventory. The term loan agreement calls for quarterly principal payments of $750,000 beginning on June 30, 1997 and bears interest on a sliding scale based on quarterly leverage ratio which is defined as indebtedness divided by earnings before interest, taxes, depreciation, and amortization ("EBITDA"). Based on the first quarter leverage ratio, the Company will accrue at LIBOR plus 3.0% or approximately 8.5% at current rates.

      On June 20, 1995, the Company entered into an amended and restatement of its revolving line of credit agreement which will be used for general corporate purposes. The terms of the amended and restated agreement call for available borrowings up to $45 million, including outstanding letters of credit using a borrowing base of BSCL's receivables and inventory. The five year revolving line of credit bears interest on a sliding scale based on the quarterly leverage ratio which is defined as indebtedness divided by EBITDA. The terms of the loan agreement impose certain restrictions on the Company, the most significant of which require the Company to maintain a minimum interest coverage ratio and limit the incurrence of certain indebtedness. Borrowings against the line of credit as of December 31, 1996 was $6.3 million. The amount available to borrow as of December 31, 1996 was $25 million. As of January 21, 1997, the Company's outstanding borrowings were $6.4 million. The Company does not anticipate any difficulties in obtaining another secured line of credit upon the expiration of the current line of credit in fiscal 2000.

      The Company believes that current cash balances, internally generated funds, the credit facility, and additional purchase money mortgages are adequate to meet the foreseeable short-term and long-term liquidity needs. If additional funds are required to accomplish long-term expansion of its production facility or significant acquisitions, the Company believes funding can be obtained from a secondary equity offering.

      There are no financial obligations with respect to post-employment or post-retirement benefits.

OTHER COMMENTS

FORWARD-LOOKING INFORMATION

      This document contains various "forward-looking" statements which represent the Company's expectation or belief concerning future events. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: changes in the price of supplies, power, natural gas, purchased billets; changes in the selling price of the Company's finished products or the purchase price of steel scrap; weather conditions in the market area of the finished product distribution; unplanned equipment outages; prolonged productivity impact from returning strikers; and changing laws affecting labor, employee benefits cost and or environmental regulations.

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

                           PART II - OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  None were filed during the first quarter of fiscal year 1997.

            (b)   Reports on Form 8-K

                  None were filed during the first quarter of fiscal year 1997.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By /s/ RICHARD J. GONZALEZ
       Richard J. Gonzalez
       Vice President, Chief Financial Officer,
       Treasurer, and Secretary

Date:  February 7, 1997