Form 10-Q
period 1997-03-31
BAYOU STEEL CORP
filed 1997-05-02
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997
                                      OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

               CLASS                      SHARES OUTSTANDING AT MARCH 31, 1997
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
                                                        ----------
                                                        12,884,607
                                                        ==========

                             BAYOU STEEL CORPORATION

                                      INDEX

                                                                         PAGE
PART I.     FINANCIAL INFORMATION                                       NUMBER
                                                                        ------
            Item 1.     Financial Statements

                        Consolidated Balance Sheets --
                        March 31, 1997 and
                        September 30, 1996                                  3

                        Consolidated Statements of Income
                        (Loss) -- Three Months and Six Months
                        Ended March 31, 1997 and 1996                       5

                        Consolidated Statements of Cash
                        Flow -- Six Months Ended March
                        31, 1997 and 1996                                   6

                        Notes to Financial Statements                       7

            Item 2.     Management's Discussion and Analysis

                        Results of Operations                              13

                        Liquidity and Capital Resources                    17

PART II.    OTHER INFORMATION

            Item 4.     Submission of matters to a vote of                 20
                        security holders

            Item 6.     Exhibits and reports on Form 8-K                   20

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 (UNAUDITED)        (AUDITED)
                                                  MARCH 31,       SEPTEMBER 30,
                                                    1997              1996
                                                -------------     -------------
CURRENT ASSETS:
   Cash and temporary cash investments .....    $     479,524     $     748,608
   Receivables, net of allowance for
     doubtful accounts of $471,139 in
     1997 and $352,965 in 1996 .............       26,508,010        24,107,566
   Inventories .............................       75,859,167        79,856,062
   Prepaid expenses ........................          845,930           292,458
                                                -------------     -------------
      Total current assets .................      103,692,631       105,004,694
                                                -------------     -------------
PROPERTY, PLANT AND EQUIPMENT:
   Land ....................................        3,790,398         3,790,398
   Machinery and equipment .................      106,679,020       104,683,209
   Plant and office building ...............       21,061,177        20,975,997
                                                -------------     -------------
                                                  131,530,595       129,449,604
   Less-Accumulated depreciation ...........      (41,964,613)      (39,115,207)
                                                -------------     -------------
      Net property, plant and equipment ....       89,565,982        90,334,397

OTHER ASSETS ...............................        3,362,737         3,932,594
                                                -------------     -------------
      Total assets .........................    $ 196,621,350     $ 199,271,685
                                                =============     =============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    (UNAUDITED)       (AUDITED)
                                                     MARCH 31,     SEPTEMBER 30,
                                                       1997             1996
                                                   ------------     ------------
CURRENT LIABILITIES:
   Current maturities of long-term debt ......     $  3,065,332     $  1,601,851
   Borrowings under line of credit ...........       10,800,000        3,000,000
   Accounts payable ..........................       17,568,569       24,281,494
   Accrued liabilities .......................        3,360,985        3,856,341
   Accrued dividends on redeemable
     preferred stock .........................             --          2,175,000

      Total current liabilities ..............       34,794,886       34,914,686
                                                   ------------     ------------
LONG-TERM DEBT ...............................       82,010,358       83,540,331
                                                   ------------     ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK ...................       11,789,050       10,489,091
                                                   ------------     ------------
COMMON STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value -
     Class A .................................          106,134          106,134
     Class B .................................           22,711           22,711
     Class C .................................                1                1
                                                   ------------     ------------
      Total common stock .....................          128,846          128,846

   Paid-in capital ...........................       47,769,034       47,769,034
   Retained earnings .........................       20,129,176       22,429,697
                                                   ------------     ------------
      Total common stockholders' equity ......       68,027,056       70,327,577
      Total liabilities & common
         stockholders' equity ................     $196,621,350     $199,271,685
                                                   ============     ============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)

                             SECOND QUARTER ENDED               SIX MONTHS ENDED
                                   MARCH 31,                        MARCH 31,
                             1997            1996             1997            1996
                         ------------    ------------    -------------    ------------
NET SALES ............   $ 57,652,714    $ 52,145,001    $ 112,517,624    $ 93,307,994
COST OF SALES ........     52,500,642      48,497,843      104,552,946      85,605,747
                         ------------    ------------    -------------    ------------
GROSS PROFIT .........      5,152,072       3,647,158        7,964,678       7,702,247
SG&A .................      1,684,844       1,544,004        3,300,924       3,091,084
NON-PRODUCTION STRIKE
   AND CORPORATE
   CAMPAIGN EXPENSES .        452,968         326,432        1,247,120         671,093
                         ------------    ------------    -------------    ------------
OPERATING INCOME .....      3,014,260       1,776,722        3,416,634       3,940,070
                         ------------    ------------    -------------    ------------
OTHER INCOME (EXPENSE)
   Interest expense ..     (2,297,272)     (2,147,371)      (4,516,955)     (4,280,609)
   Interest income ...            220          23,137            2,637         129,817
   Miscellaneous .....         84,842         368,192           97,122         406,650
                         ------------    ------------    -------------    ------------
 .  ...................     (2,212,210)     (1,756,042)      (4,417,196)     (3,744,142)
                         ------------    ------------    -------------    ------------
INCOME (LOSS)
   BEFORE TAXES ......        802,050          20,680       (1,000,562)        195,928
PROVISION FOR
   INCOME TAXES ......           --              --               --              --
NET INCOME (LOSS) ....        802,050          20,680       (1,000,562)        195,928
DIVIDENDS ACCRUED AND
   ACCRETION ON
   PREFERRED STOCK ...       (649,979)       (649,980)      (1,299,959)     (1,295,987)
                         ------------    ------------    -------------    ------------
INCOME (LOSS)
   APPLICABLE TO
   COMMON AND COMMON
   EQUIVALENT SHARES .   $    152,071    $   (629,300)   $  (2,300,521)   $ (1,100,059)
                         ============    ============    =============    ============
AVERAGE NUMBER
   OF COMMON AND
   COMMON EQUIVALENT
   SHARES OUTSTANDING      13,707,029      13,707,029       13,707,029      13,707,029
                         ============    ============    =============    ============
INCOME (LOSS)
   APPLICABLE TO
   COMMON AND COMMON
   EQUIVALENT SHARES .   $        .01    $      (0.05)   $       (0.17)   $      (0.08)
                         ============    ============    =============    ============

  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                            MARCH 31,
                                                      1997             1996
                                                   -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) ..............................    $(1,000,562)    $    195,928
   Depreciation ...............................      2,849,406        2,979,913
   Amortization ...............................        574,456          563,078
   Provision for losses on accounts
     receivable ...............................        114,928          (44,574)

   Changes in working capital:
     (Increase) in receivables ................     (2,515,372)      (1,683,977)
      Decrease (increase) in inventories ......      3,996,895      (10,513,439)
     (Increase) in prepaid expenses ...........       (553,472)        (717,481)
     (Decrease) in accounts payable ...........     (6,712,925)      (1,150,971)
     (Decrease) in accrued liabilities ........       (495,356)        (699,454)
                                                   -----------     ------------

      Net cash (used in) operations ...........     (3,742,002)     (11,070,977)
                                                   -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Addition of property, plant
     and equipment ............................     (2,080,991)      (1,554,979)
                                                   -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit ........      7,800,000        4,000,000
   Payments of long-term debt .................        (66,492)        (173,903)
   (Increase) in other assets .................         (4,599)         (25,000)
   Payments of dividends on preferred stock ...     (2,175,000)      (1,696,805)
                                                   -----------     ------------

      Net cash provided by
         financing activities .................      5,553,909        2,104,292
                                                   -----------     ------------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS ...........................       (269,084)     (10,521,664)

CASH AND CASH EQUIVALENTS,
   beginning balance ..........................        748,608       10,521,664
                                                   -----------     ------------

CASH AND CASH EQUIVALENTS,
   ending balance .............................    $   479,524     $       --
                                                   ===========     ============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)


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

      In the opinion of the Company, the accompanying unaudited consolidated financial statements present fairly the Company's financial position as of March 31, 1997 and September 30, 1996 and the results of its operations for the three-month and six-month periods ended March 31, 1997 and 1996 and the cash flow statements for the six-month periods ended March 31, 1997 and 1996.

      The accompanying financial statements include the consolidated accounts of Bayou Steel Corporation ("BSCL") and Bayou Steel Corporation (Tennessee) ("BSCT") (collectively referred to herein as the "Company") after elimination of all significant intercompany accounts and transactions.

      The results of operations for the six-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results for the full year.

2)    INVENTORIES

      Inventories as of March 31, 1997 and September 30, 1996 consisted of the following:

                                              (UNAUDITED)           (AUDITED)
                                               MARCH 31,           SEPTEMBER 30,
                                                 1997                  1996
                                             ------------          ------------
Scrap steel ........................         $  4,075,062          $  6,567,308
Billets ............................            8,403,103             7,778,092
Finished product ...................           43,168,312            47,943,429
LIFO adjustments ...................             (684,160)           (3,255,589)
                                             ------------          ------------

                                             $ 54,962,317          $ 59,033,240
Mill rolls, operating
  supplies and other ...............           20,896,850            20,822,822
                                             ------------          ------------

                                             $ 75,859,167          $ 79,856,062
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

3)    PROPERTY, PLANT AND EQUIPMENT

      Capital expenditures for normal operations totaled $2.1 million and $1.6 million during the six-month periods ended March 31, 1997 and 1996, respectively. As of March 31, 1997, the estimated costs to complete authorized projects under construction or contract amounted to $1.2 million.

      Betterments, improvements, and additions on property, plant and equipment are capitalized at cost. Interest during construction of significant additions is capitalized. Interest of $23,000 was capitalized during the six-month period ended March 31, 1997. There was no interest capitalized for the six-month period ended March 31, 1996. Interest of $18,000 was capitalized during the fiscal year ended September 30, 1996.

4)    OTHER ASSETS

      Other assets consist of financing costs associated with the issuance of long-term debt, redeemable preferred stock and warrants, and the Company's revolving line of credit (see Notes 5, 6 and 8) which are being amortized over the lives of the related transaction. Amortization expense was $574,000 and $563,000 for the six-month periods ended March 31, 1997 and 1996, respectively. Amortization expense was $1,164,000 for the fiscal year ended September 30, 1996.

5)    LONG-TERM DEBT

      Long-term debt of the Company as of March 31, 1997 and September 30, 1996 included the following:

                                                 (UNAUDITED)       (AUDITED)
                                                  MARCH 31,      SEPTEMBER 30,
                                                    1997             1996
                                                 -----------      -----------
First Mortgage Notes ...................         $75,000,000      $75,000,000
 (see below)
Term Loan (see below) ..................          10,000,000       10,000,000
Other notes payables ...................              75,690          142,182
                                                 -----------      -----------
                                                  85,075,690       85,142,182

Less-current maturities ................           3,065,332        1,601,851
                                                 -----------      -----------
                                                 $82,010,358      $83,540,331
                                                 ===========      ===========

      On June 20, 1995, the Company entered into a five-year term loan agreement of $10 million for the Company's wholly owned subsidiary, BSCT. Based on the second quarter leverage ratio, BSCT will accrue at LIBOR plus 3.00% or approximately 8.4% at current rates. As of March 31, 1997, BSCT accrued interest at a rate of 8.2%. Principal payments are due quarterly beginning June 30, 1997. As of March 31, 1997, $3.0 million was classified as a current liability.

      On March 3, 1994, the Company issued $75 million of the 10.25% Notes. The principal is due on March 1, 2001. As of March 31, 1997 and 1996, the Company accrued interest at a rate of 10.25%.

6)    SHORT-TERM DEBT

      On June 20, 1995, the Company entered into an amendment and restatement of its revolving line of credit agreement which will be used for general corporate purposes. The terms of the amended and restated agreement call for available borrowings up to $45 million, including outstanding letters of credit using a borrowing base of receivables and inventory. Based on these criteria, the net amount available as of March 31, 1997 was $20.7 million. The agreement is secured by inventory and accounts receivable at interest rates on a sliding scale based on the quarterly leverage ratio, as defined in the agreement. Based on the second quarter leverage ratio, the Company will accrue at LIBOR plus 3.00% or approximately 8.4% at current rates. The terms of the loan agreement impose certain restrictions on the Company, the most significant of which require the Company to maintain a minimum interest coverage ratio and limit the incurrence of certain indebtedness.

      The Company had an outstanding balance of $10.8 million under the line of credit as of March 31, 1997. The maximum amount outstanding during the six-month period ended March 31, 1997 was $13.4 million. The average borrowings were $8.0 million and $6.2 million for the three-month and six-month periods ended March 31, 1997, respectively. The weighted average interest rates were 8.7% and 8.6% for the second quarter and the six-month period ended March 31, 1997, respectively.

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

      The holders of the preferred stock are entitled to receive quarterly dividends at a rate of 14.5% per annum. The Company intends to declare and pay quarterly dividends on the preferred stock unless prohibited by covenants in the revolving line of credit and the 10.25% Notes. If a quarterly dividend payment is not made by the end of a quarter, the rate will increase by 3%. In addition, the holders have a right to additional warrants in the event that any two consecutive quarterly payments are missed or other defined events take place. Based on the September 30, 1996 results, the Company would be unable to make the December 31, 1996 dividend payment or any other dividend payment until an interest coverage ratio test, as defined in the Indenture pursuant to which the 10.25% Notes were issued, is again met. The Company also did not make the ratio test for the quarter ended March 31, 1997. Prior to September 30, 1996, the Company declared the regular dividends for fiscal 1997. Subsequent to fiscal year end, the Company paid these dividends. This eliminates the additional dividend rate and additional warrants that would have otherwise been payable in fiscal 1997. The dividend prepayment has been recorded as a reduction in the balance of the preferred stock in the accompanying balance sheet, as the Company would be able to apply any remaining amount against the principal balance in the event of an early redemption of the preferred stock. Depending on the Company's future results, the Company may not be able to declare and pay the dividend. As of March 31, 1997, the Company accrued dividends at a rate of 14.5%.

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

9)    COMMON STOCKHOLDERS' EQUITY

      Common stock and common stock equivalents as of March 31, 1997 consisted of:

                                          CLASS A          CLASS B      CLASS C
                                         ----------       ---------       ---
Authorized ..........................    24,271,127       4,302,347       100
Outstanding, at end of
  quarter ...........................    11,435,802       2,271,127       100
Average outstanding for
  quarter ...........................    11,435,802       2,271,127       100

10)   EARNINGS PER SHARE

      Earnings per common and common equivalent share are calculated based upon the weighted average number of common and common equivalent shares outstanding during the three-month and six-month periods ended March 31, 1997 and 1996. In connection with the issuance of redeemable preferred stock on June 20, 1995 as discussed in Note 8, the Company reserved 822,422 shares of its Class A Common Stock for issuance upon exercise of the outstanding warrants at a nominal exercise price. These warrants are considered common stock equivalents in calculating earnings per common and common equivalent share for the second quarter and the six-month period ended March 31, 1997 and 1996. The actual shares, including equivalents, outstanding for the quarter and six-month period ended March 31, 1997 and 1996 were 13,707,029.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), "Earnings Per Share", which simplifies the computation of earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Earnings per share calculated in accordance with FAS 128 would be unchanged for the periods presented.

11)   MISCELLANEOUS

      Miscellaneous for the six-month periods ended March 31, 1997 and 1996 included the following:

                                                (UNAUDITED)        (UNAUDITED)
                                                 MARCH 1997         MARCH 1996
                                                 ---------           --------
Discounts earned .........................       $  93,346           $122,146
Provision for bad debts ..................        (114,928)             3,275
Other ....................................         118,704            281,229
                                                 ---------           --------
                                                 $  97,122           $406,650
                                                 =========           ========

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

      In August 1993, the Union announced a corporate campaign designed to bring pressure on the Company from individuals and institutions with direct financial or other interests in the Company. The impact of the corporate campaign has been significant. In June 1995, the Company filed a lawsuit in federal court in Delaware under the Racketeer Influenced Corrupt Organizations Act (RICO) against the Union for their conduct in connection with this campaign. The Company seeks both an end to the illegal activities used in the corporate campaign and the recovery of damages. These legal expenses will continue even though the strike has been resolved.

      In conjunction with the acquisition of the assets of TVSC, the Union filed a charge with the National Labor Relations Board (the "NLRB") alleging that the Company has violated the National Labor Relations Act relating to its refusal to hire at BSCT certain individuals, who were former employees of TVSC. On August 16, 1996, the Company reached a settlement with the Union which was approved by the NLRB and resolved the issue. The Company agreed to recognize the Union as the bargaining agent for the employees and pay 135 former employees, who applied for work but were not employed, a settlement amount of 25% of lost wages, less interim earnings. Until interim earnings for 1996 are known for each applicant, the liability cannot be determined. Based on assumptions of earnings, the Company estimated that the settlement could range from $136,000 to $500,000. As of March 31, 1997, the Company accrued $136,000 for the settlement.

ENVIRONMENTAL

      The Company is subject to various federal, state, and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solids and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in some respects have not met all of the applicable standards promulgated pursuant to such laws and regulations. At this time, the Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance will not have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures at its Louisiana facility to address previously contaminated sites. Also, the Company is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation. At March 31, 1997, the Company has accrued a loss contingency for environmental matters.

      TVSC, the prior owners of the BSCT facility, had entered into a Consent Agreement and Order ( the "Voluntary Consent Order") under the Tennessee Department of Environment and Conservation's voluntary clean up program. The Company, in acquiring the assets of TVSC, has entered into a similar order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial process. As of March 31, 1997, investigative, remedial and risk assessment activities have resulted in expenses of approximately $1.2 million. Estimates indicate that the future cost for remediating the affected areas ranges from $500,000 for the lowest cost remedy to $1,500,000 for higher cost remedies. The definitive asset purchase agreement between the Company and TVSC provided for $2.0 million of the purchase price to be held in escrow and applied to costs incurred by the Company for activities pursuant to the Voluntary Consent Order (with an additional $1.0 million to be held for one year for such costs and other costs resulting from a breach of TVSC's representations and warranties in the agreement). At this time, the Company does not expect the costs of resolution of the Voluntary Consent Order to exceed funds provided by the escrow fund. If during the remedial investigation significantly more extensive or more toxic contamination is found, then costs could be greater than those estimated, and to the extent these costs exceeded the escrow funds, the Company would be liable.

      The U.S. Public Interest Research Group ("USPIRG") filed a lawsuit in Louisiana against the Company for alleged violations of air quality regulations. USPIRG is asking the courts to award them their appropriate legal fees and assess appropriate penalties against the Company. USPIRG is also seeking injunctive relief requiring the Company to meet standards that, in order to reach, the Company may be required to make capital expenditures. The novelty of USPIRG's claim and new developments in the law make it virtually impossible for the Company to estimate potential damages, if any, at this time. The Company believes it has meritorious defenses to these charges and has asked the court to dismiss USPIRG's lawsuit on various grounds.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

      The Company reported a net income of $0.80 million before dividends and accretion on preferred stock in the second quarter of fiscal 1997 (ended March 31, 1997) compared to a net income of $0.02 million for the comparable period of fiscal 1996. The $0.78 million improvement in the Company's results was due to three significant factors. First, conversion costs (the cost of converting raw materials into shapes) decreased 1.4% at the Louisiana facility ("BSCL") ("Louisiana"). Second, BSCL's metal margin (the difference between the selling price and the net scrap cost) increased 4.4% in the second fiscal quarter of fiscal 1997 compared to the same period of last year. Third, Bayou Steel Corporation's (Tennessee) ("Tennessee") ("BSCT") loss of $1.0 million was $1.2 million lower than the second quarter of last year. Offsetting some of the improvements were other favorable adjustments booked in the second quarter of fiscal 1996.

      The Company reported a net loss of $1.0 million before dividends and accretion on preferred stock during the first six months of fiscal 1997 (ended March 31, 1997) compared to a net income of $0.2 million for the comparable period of fiscal 1996. The $1.2 million decline in the Company's results was due to three significant factors. First, conversion costs increased 1% at the Louisiana facility due to an outage in the melting facility and the return of the striking employees. Second, non-production strike and corporate campaign expenses increased by $0.6 million. Third, other favorable adjustments to conversion cost were booked in fiscal 1996 while other unfavorable adjustments were booked to conversion cost in fiscal 1997. Offsetting some of the declines in the Company's results was the improvement of BSCT's results by $1.6 million compared to the first six months of last year.

      The following table sets forth shipment and sales data for the periods indicated.

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                         1997             1996
                                                       --------         --------
Net Sales (in thousands) .....................         $ 57,653         $ 52,145
Shape Shipment Tons ..........................          168,205          151,658
Shape Selling Price Per Ton ..................         $    338         $    338
Billet Shipment Tons .........................             --                199
Billet Selling Price Per Ton .................         $   --           $    240

                                                           SIX MONTHS ENDED
                                                               MARCH 31,
                                                         1997             1996
                                                       --------         --------
Net Sales (in thousands) .....................         $112,518         $ 93,308
Shape Shipment Tons ..........................          328,679          264,651
Shape Selling Price Per Ton ..................         $    337         $    345
Billet Shipment Tons .........................             --              1,908
Billet Selling Price Per Ton .................         $   --           $    249

A.     SALES

      Net sales increased in the second quarter of fiscal 1997 by 10.6% or $5.5 million compared to the same period of fiscal 1996. The increase was the result of a 17,837 ton increase in shape shipments from BSCT. Net sales for the first six months of fiscal 1997 increased by 20.6% or $19.2 million compared to the same period of fiscal 1996. Shipments increased out of BSCL and BSCT by 21,718 tons and 42,310 tons, respectively.

      SHAPES - Shipments for second quarter and first six months of fiscal 1997 increased 11% and 24%, respectively compared to the same periods of fiscal 1996. The increased shipments are attributable to the increased shipments out of both the Louisiana and Tennessee facilities. The higher shipments out of BSCT were mainly due to a strong economy, increased market acceptance, and reliability of the operation. Due to the Tennessee facility being in a start-up mode of operations during the first six months of fiscal 1996, shipments from BSCT were minimal. Shipments out of BSCL increased by 8.9% in the first six months of fiscal 1997 compared to the same period of fiscal 1996 due to a strong economy and continued focus on the original equipment manufacturer/fabricator ("OEM/FAB") market. The backlog of orders at March 31, 1997 for the Company is 52% higher than a year earlier and 3% higher than the prior quarter. Backlog continues to grow in the third quarter. The increase in backlog is directly related to a steady economy and the increasing acceptance of the Tennessee products in the market. Shipments are expected to be stable in the third quarter of fiscal 1997 compared to the second quarter of fiscal 1997.

      The selling price of the small structural shapes shipped out of the Louisiana facility increased slightly while the merchant bar shapes shipped out of the Tennessee facility increased approximately $8 per ton in the second quarter of fiscal 1997 compared to the same period of fiscal 1996. The Tennessee facility benefitted from an overall improved market, a better mix of products sold, and the increased acceptance of its products. Overall selling prices were approximately the same for the second quarter of fiscal 1997 compared to the same period of fiscal 1996 due to the mix of selling proportionately more Tennessee products which carry, at this time, a lower overall selling price.

      Consolidated selling prices decreased by $8 per ton in the first six months of fiscal 1997 compared to the same period of fiscal 1996. The selling price of the small structural shapes shipped out of the Louisiana facility decreased approximately $5 per ton. Additionally, the mix of selling proportionately more Tennessee products which carry, at this time, a lower selling price also contributed to the overall price decrease. The merchant bar shapes shipped out of the Tennessee facility increased approximately $4 per ton. The Tennessee facility benefitted from a better mix of products sold and the increased acceptance of its products by customers within the region. There were several market conditions causing the decrease in the small structural shape selling price out of the Louisiana facility. Additional capacity was shifted into the Company's product line from mills previously producing for the special bar quality ("SBQ") market during fiscal 1996. This unanticipated shift was due to the extreme softness of the SBQ market. In addition, excess inventory at certain minimills and imports in the Southwest from Mexican mills contributed to the decrease in selling price. Prices are expected to increase during the third quarter of fiscal 1997 due to an announced price increase which most of the market accepted. However, the Company expects continued pressure from imports in the Southwest from Mexican mills.

      BILLETS - Shipments of billets, the Company's semi-finished product, were minimal in both fiscal quarters due to lack of availability of billets for sale. The Company supplied billets to the rolling mill in Tennessee during the first six months of fiscal 1996 and fiscal 1997, thereby depleting the availability of billets to sell in the open market. In addition, the Company has been purchasing billets on the open market at competitive prices for the remaining needs of the Tennessee rolling mill. The Company will continue to supply all of its Louisiana's rolling mill billet requirements and some of Tennessee's rolling mill billet requirements. Depending on market conditions, the Company may sell billets on an occasional and selective basis to domestic and export customers while purchasing additional billets for Tennessee.

B.    COST OF GOODS SOLD

      Cost of goods sold was 90.8% of sales for the second quarter of fiscal 1997 compared to 93.0% of sales for the same period of fiscal 1996. The decrease was due to the decrease in conversion cost (the cost to convert raw materials into shapes) at both facilities.

      Cost of goods sold was 92.9% of sales for the first six months of fiscal 1997 compared to 91.7% the same period of fiscal 1996. The increase was due to an outage in the melting facility and the return of the striking workers. Offsetting some of these increases in cost was a decrease in conversion cost at the Tennessee facility and an increase in the metal margin at the Tennessee facility.

      In order to achieve better control over scrap cost and availability, the Company opened, in 1995, Mississippi River Recycling ("MRR") which currently operates an automobile shredder. MRR produces shredded scrap metal which is one of the scrap types used in steelmaking. MRR experienced mechanical problems during the first quarter and first six months of fiscal 1996. MRR is now operating at the anticipated capacity and conversion cost. The production tons improved by 29% and 41% while the conversion cost decreased by 21% and 20% in the second quarter and first six months of fiscal 1997 compared to the same period of fiscal 1996, respectively. The shredder currently supplies approximately 12% of the melt shop's raw material requirements. Opportunities to increase MRR's ability to process additional scrap grades are being explored.

      The major component of cost of goods sold is scrap which is used in the melting facility at the Louisiana facility. Scrap cost in the second quarter of fiscal 1997 and the first six months of fiscal 1997 decreased 5.8% and 4.0%, respectively compared to the same periods of fiscal 1996. In the first fiscal quarter of 1996, the price of scrap was influenced by the affects of poor weather conditions, causing delays in delivery and the necessary utilization of more expensive types of scrap. The Company's scrap prices dropped in the second quarter and the first six months of fiscal 1997 due to increased availability, lack of an export market, and greater supply. The market over the next several months is subject to increased volatility due to opposing market factors: a weak export market; the strong dollar; and, more domestic capacity.

      Another component of cost of goods sold is additive, alloys and flux ("AAF"). AAF cost decreased by 12.2% and 4.0% in the second quarter and first six months of fiscal 1997 compared to the same period of fiscal 1996, respectively, due to price. Offsetting the reductions in price was increased consumption. The increased consumption was the result of producing a richer mix of grades and a change in melting practices which significantly reduced secondary production and reduce overall cost.

      The Tennessee rolling mill facility's principal raw material is billets which is produced at the Louisiana facility or purchased on the open market. Billet cost in the second quarter of fiscal 1997 and the first six months of fiscal 1997 decreased 2.9% and 6.9%, respectively compared to the same periods of fiscal 1996. The price of billets purchased on the open market normally follows the scrap market. Also, the billet market has been soft. Currently, the Company purchases billet at competitive prices and believes that the supply of billets is adequate.

      Another significant portion of cost of goods sold is conversion cost, which include labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Louisiana facility in the second quarter of fiscal 1997 compared to the same period of fiscal 1996 decreased by 1.4%. Production in the second quarter of fiscal 1997 improved in the melt shop by 7.2% and in the rolling mill by 2.2%, thereby reducing fixed conversion cost per ton. Offsetting some of the improvements in conversion cost were increases in the price of power and key operating supplies by $2.66 per ton produced. Conversion cost for the first six months of fiscal 1997 compared to the same period of last year increased by approximately 1%. During the first six months of fiscal 1997, costs were impacted by two unusual equipment outages which affected production and resulted in increased maintenance costs. The first six months of fiscal 1997 was also affected by the increased costs of power and certain key supply items which increased cost by $3.45 per ton of shape produced. Productivity, particularly in the rolling mill and shipping, were affected as returning workers became reacquainted with the equipment or learned new jobs. Additional staffing was also maintained during the transition although the Company, during the second quarter of fiscal 1997, returned to normal staffing levels.

      In July 1995, Tennessee started operating its rolling mill. As expected during the first six months of fiscal 1996, the learning curve associated with new and refurbished equipment combined with an inexperienced work force caused the production tons to be low and the conversion cost per ton to be high. Consequently, production costs exceeded sales in the second quarter and first six months of fiscal 1996 by $2.2 million and $3.9 million, respectively. As the workforce gained experience, conversion cost per ton and gross margins improved. Comparing the second quarter and first six months of fiscal 1997 to the same period of fiscal 1996, conversion cost improved by 43% and 37%, tons produced by 100% and 125%, yield by 8.3% and 8.4%, and tons produced per hour by 124% and 116%, respectively. The book selling price has fallen $40 per ton since the acquisition. As a result the break-even production and shipment rate has increased from approximately 32,000 tons per quarter to nearly 45,000 tons per quarter. In the second quarter of fiscal 1997, BSCT produced 37,800 tons. The Company expects improvements to continue toward the break-even production over the next few quarters. The Company has incurred losses at BSCT ranging from $1.0 million to $2.2 million per quarter over the past six quarters. The Company does not intend to continue the loss associated with the Tennessee facility and is monitoring the operations on a regular basis to insure improvement towards profitability is met in a reasonable time period.

C.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expenses in the second quarter and first six months of fiscal 1997 compared to the same periods of the last fiscal year were approximately the same.

D.    NON-PRODUCTION STRIKE AND CORPORATE CAMPAIGN EXPENSES

      Non-production strike-related expenses were $453,000 and $1,247,000 for the second quarter and first six months of fiscal 1997 compared to $326,000 and $671,000 for the same period last year, respectively. Strike expenses in fiscal 1997 were primarily for legal, security, and other expenses related to returning the strikers back to work. During the third quarter, the Company will incur legal and other expenses to arbitrate the termination of certain strikers who were involved in misconduct during the strike. All strike-related expenses should be minimal by the end of the fiscal year. The Company also incurred legal expenses related to the Racketeering Influenced Corrupt Organization Act ("RICO") suit which the Company filed against the Union. RICO legal expenses will continue into the early part of fiscal 1998 and could increase as trial activity increases.

E.    OTHER INCOME (EXPENSE)

      Interest expense increased for the second quarter and first six months of fiscal 1997 compared to the same period of fiscal 1996 due to an increase in short-term borrowings under the line of credit. Interest income was minimal in fiscal 1997 due to relatively small amount of cash available to invest. Miscellaneous expenses were approximately the same in both quarters.

F.    NET INCOME

      The Company's results before dividends and accretion on preferred stock improved by $0.78 million in the second fiscal quarter of 1997 compared to the same period of fiscal 1996. The primary reasons for the improvement in earnings were decreased conversion cost, increased metal margins, and an improvement in BSCT's performance. Offsetting some of the improvements were other favorable adjustments booked in the second quarter of fiscal 1996.

      The Company's results before dividends and accretion on preferred stock declined by $1.2 million in the first six months of 1997 compared to the same period of fiscal 1996. The primary reasons for the decline in earnings were increased conversion cost, increase in non-production strike and corporate campaign expenses, and other adjustments. Offsetting some of the declines in the Company's results were BSCT's improved performance.

LIQUIDITY AND CAPITAL RESOURCES

A.    CASH AND WORKING CAPITAL

      The Company ended the second fiscal quarter with short-term borrowings of $10.8 million. Current assets exceeded current liabilities by a ratio of approximately 3 to 1. Working capital decreased by $1.2 million to $68.9 million during the six months ended March 31, 1997 due to the current portion of the term loan being reclassified from a long-term liability to a short-term liability.

      In the first six months of fiscal 1997, cash used by operations was $3.7 million. Accounts payable decreased by $6.7 million as purchasing of scrap decreased towards the end of the quarter. Accounts receivable increased by $2.5 million due to the increased sales toward the end of the second quarter. Offsetting some of the decreases in cash was a decrease in inventories.

B.    CAPITAL EXPENDITURES

      Capital expenditures amounted to $2.1 million in the first six months of fiscal 1997. These capital projects were directed towards cost reduction and productivity improvements. The Company does not expect to make substantial investments in capital during the third fiscal quarter of 1997. However, depending on market conditions, the Company expects to spend approximately $11 million on various capital projects to reduce cost and increase productivity, to enhance safety and environmental programs, and to maintain the plants within the next 12 months.

C.    FINANCING

      All of the $75 million 10.25% Notes are classified as long-term debt. There are no principal payments due on the 10.25% Notes until maturity in 2001. The Company currently intends to refinance the 10.25% Notes on or before the maturity date in 2001. The Indenture under which the Notes are issued ("the Indenture") contains a covenant which restricts the Company's ability to incur additional indebtedness, make dividend payments, or place liens on the assets acquired with the additional indebtedness. Under the Indenture, the Company may not incur additional indebtedness or make dividend payments unless its Interest Expense Coverage Ratio for the trailing 12 months, would be greater than 2.00 to
1.00 after giving effect to such incurrence. As of March 31, 1997, the Interest Expense Coverage Ratio was 1.69 to 1.00.

      On June 20, 1995, the Company completed the issuance and sale of 15,000 shares of redeemable preferred stock, par value $0.01 per share ("Preferred Stock"), and warrants to purchase, at a nominal exercise price, six percent of the Company's common stock for $15 million. The Preferred Stock is mandatorily redeemable by the Company seven years after issuance and requires the payment of quarterly dividends, at a rate of 14.5% per annum or $2.2 million per year. The Company intends to declare and pay quarterly dividends on the Preferred Stock unless prohibited by covenants in the revolving line of credit and the 10.25% Notes. If a quarterly dividend payment were not made by the end of the quarter, the dividend rate will increase by 3% or $112,000 per quarter. In addition, the holders of Preferred Stock have a right to additional warrants, approximately 77,000 shares, for each two consecutive quarterly payments missed. Based on the September 30, 1996 results, the Company would be unable to make the December 31, 1996 dividend payment. The Company also did not make the ratio test for the quarter ended March 31, 1997. Prior to September 30, 1996, the Company declared the regular dividends for fiscal 1997. Subsequent to fiscal year end, the Company paid these dividends. This eliminates the additional dividend rate and additional warrants that would have otherwise been payable in fiscal 1997. The next scheduled dividend payment is on December 31, 1997. Depending on the Company's future results, the Company may or may not be able to declare and pay dividends.

      Simultaneously with the sale of the Preferred Stock and warrants, the Company entered into a five-year term loan agreement of $10 million for the Company's wholly owned subsidiary, BSCT. The proceeds received from the term loan were used to repay the loan outstanding under the Company's revolving credit facility which had been incurred to acquire substantially all of the assets at Tennessee. The term loan is partially secured by the Company's accounts receivable and inventory. The term loan agreement calls for quarterly principal payments of $750,000 beginning on June 30, 1997 and bears interest on a sliding scale based on quarterly leverage ratio which is defined as indebtedness divided by earnings before interest, taxes, depreciation, and amortization ("EBITDA"). Based on the second quarter leverage ratio, the Company will accrue at LIBOR plus 3.0% or approximately 8.4% at current rates.

      On June 20, 1995, the Company entered into an amended and restatement of its revolving line of credit agreement which will be used for general corporate purposes. The terms of the amended and restated agreement call for available borrowings up to $45 million, including outstanding letters of credit using a borrowing base of BSCL's receivables and inventory. The five year revolving line of credit bears interest on a sliding scale based on the quarterly leverage ratio which is defined as indebtedness divided by EBITDA. The terms of the loan agreement impose certain restrictions on the Company, the most significant of which require the Company to maintain a minimum interest coverage ratio and limit the incurrence of certain indebtedness. Borrowings against the line of credit as of March 31, 1997 was $10.8 million. The remaining amount available to borrow as of March 31, 1997 was $20.7 million. As of April 30, 1997, the Company's outstanding borrowings were $8 million. The Company does not anticipate any difficulties in obtaining another secured line of credit upon the expiration of the current line of credit in fiscal 2000.

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

                           PART II - OTHER INFORMATION


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company was held on February 11, 1997, at which the following matters were brought before and voted upon by the shareholders:

      1. The election of three (3) Class A and four (4) Class B Board of Directors, each to serve until the next annual meeting of stockholders and that the following Class A (total number of shares outstanding 10,613,380) and Class B (total number of shares outstanding 2,271,127) Director nominees received the following number of votes cast:

                    CLASS A                    FOR                  WITHHELD
                    -------                    ---                  --------
            Lawrence E. Golub               7,886,764                53,280
            Jeffrey P. Sangalis             7,877,314                62,730
            Stanley S. Shuman               7,874,214                65,830

                    CLASS B                    FOR                  WITHHELD
                    -------                    ---                  --------
            Melvyn N. Klein                 2,271,127                     0
            Albert P. Lospinoso             2,271,127                     0
            Howard M. Meyers                2,271,127                     0
            Jerry M. Pitts                  2,271,127                     0

      2. Ratification of the appointment of Arthur Andersen LLP as auditors of the Company for the fiscal year ending September 30, 1997. The total Class A and Class B shares outstanding were 12,884,607. The detail for the vote is as follows:

                                          FOR         AGAINST        ABSTAIN
                                          ---         -------        -------
                                      10,171,179       21,267          18,725

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

            10.30  -    Amendment No. 1 to the Credit Agreement dated as of June
                        28, 1989, as amended and restated through June 1, 1995, among the Company, the lenders named therein, and Chemical Bank, as agent ("the Credit Agreement") (filed with the March 31, 1997 10-Q and incorporated by reference herein).

            (b)   Reports on Form 8-K

                  None were filed during the second quarter of fiscal year 1997.

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

Date: May 2, 1997