Form 10-Q
period 1997-06-30
BAYOU STEEL CORP
filed 1997-08-04
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

  _____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                      SHARES OUTSTANDING AT JUNE 30, 1997
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

            Item 1.   Financial Statements

                      Consolidated Balance Sheets --
                         June 30, 1997 and
                         September 30, 1996                                 3

                      Consolidated Statements of Income --
                         Three Months and Nine Months
                         Ended June 30, 1997 and 1996                       5

                      Consolidated Statements of Cash
                         Flow -- Nine Months Ended June
                         30, 1997 and 1996                                  6

                      Notes to Financial Statements                         7

            Item 2.   Management's Discussion and Analysis

                      Results of Operations                                13

                      Liquidity and Capital Resources                      17

PART II.    OTHER INFORMATION

            Item 6.   Exhibits and reports on Form 8-K                     20

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                (UNAUDITED)        (AUDITED)
                                                  JUNE 30,        SEPTEMBER 30,
                                                    1997              1996
                                                -------------     -------------
CURRENT ASSETS:

   Cash and temporary cash investments .....    $        --       $     748,608
   Receivables, net of allowance for
     doubtful accounts of $532,256 in
     1997 and $352,965 in 1996 .............       26,842,301        24,107,566
   Inventories .............................       75,912,602        79,856,062
   Prepaid expenses ........................          550,725           292,458
                                                -------------     -------------

      Total current assets .................      103,305,628       105,004,694
                                                -------------     -------------


PROPERTY, PLANT AND EQUIPMENT:

   Land ....................................        3,790,398         3,790,398
   Machinery and equipment .................      107,633,199       104,683,209
   Plant and office building ...............       21,061,177        20,975,997
                                                -------------     -------------
                                                  132,484,774       129,449,604
   Less-Accumulated depreciation ...........      (43,526,911)      (39,115,207)
                                                -------------     -------------

      Net property, plant and equipment ....       88,957,863        90,334,397
                                                -------------     -------------

OTHER ASSETS ...............................        3,141,535         3,932,594
                                                -------------     -------------

      Total assets .........................    $ 195,405,026     $ 199,271,685
                                                =============     =============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   (UNAUDITED)       (AUDITED)
                                                     JUNE 30,      SEPTEMBER 30,
                                                       1997             1996
                                                   ------------     ------------
CURRENT LIABILITIES:

   Current maturities of long-term debt ......     $  3,054,761     $  1,601,851
   Borrowings under line of credit ...........        5,300,000        3,000,000
   Accounts payable ..........................       18,476,635       24,281,494
   Accrued liabilities .......................        5,394,154        3,856,341
   Accrued dividends on redeemable
     preferred stock .........................             --          2,175,000

      Total current liabilities ..............       32,225,550       34,914,686
                                                   ------------     ------------

LONG-TERM DEBT ...............................       81,250,074       83,540,331
                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK ...................       12,439,030       10,489,091
                                                   ------------     ------------


STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value -
     Class A .................................          106,134          106,134
     Class B .................................           22,711           22,711
     Class C .................................                1                1
                                                   ------------     ------------

      Total common stock .....................          128,846          128,846

   Paid-in capital ...........................       47,769,034       47,769,034
   Retained earnings .........................       21,592,492       22,429,697
                                                   ------------     ------------

      Total stockholders' equity .............       69,490,372       70,327,577
                                                   ------------     ------------
      Total liabilities & common
         stockholders' equity ................     $195,405,026     $199,271,685
                                                   ============     ============

  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                              THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                    JUNE 30,                          JUNE 30,
                         ------------------------------    ------------------------------
                              1997             1996             1997             1996
                         -------------    -------------    -------------    -------------
NET SALES ............   $  59,075,397    $  58,874,583    $ 171,593,021    $ 152,182,577
COST OF SALES ........      51,918,506       54,661,033      156,471,452      140,266,780
                         -------------    -------------    -------------    -------------
GROSS PROFIT .........       7,156,891        4,213,550       15,121,569       11,915,797
SG&A .................       1,563,663        1,519,007        4,864,587        4,610,091
NON-PRODUCTION STRIKE
   AND CORPORATE
   CAMPAIGN EXPENSES .       1,196,834          402,239        2,443,954        1,073,332
                         -------------    -------------    -------------    -------------
OPERATING INCOME .....       4,396,394        2,292,304        7,813,028        6,232,374
                         -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE)
   Interest expense ..      (2,299,669)      (2,202,576)      (6,816,624)      (6,483,185)
   Interest income ...           1,496            8,788            4,133          138,605
   Miscellaneous .....          15,075          123,911          112,197          530,561
                         -------------    -------------    -------------    -------------
                            (2,283,098)      (2,069,877)      (6,700,294)      (5,814,019)
                         -------------    -------------    -------------    -------------
INCOME BEFORE TAXES ..       2,113,296          222,427        1,112,734          418,355
PROVISION FOR
   INCOME TAXES ......            --               --               --               --
NET INCOME ...........       2,113,296          222,427        1,112,734          418,355
DIVIDENDS ACCRUED AND
   ACCRETION ON
   PREFERRED STOCK ...        (649,980)        (649,980)      (1,949,939)      (1,945,967)
                         -------------    -------------    -------------    -------------
INCOME (LOSS)
   APPLICABLE TO
   COMMON AND COMMON
   EQUIVALENT SHARES .   $   1,463,316    $    (427,553)   $    (837,205)   $  (1,527,612)
                         =============    =============    =============    =============
AVERAGE NUMBER
   OF COMMON AND
   COMMON EQUIVALENT
   SHARES OUTSTANDING       13,707,029       13,707,029       13,707,029       13,707,029
                         =============    =============    =============    =============
INCOME (LOSS)
   APPLICABLE TO
   COMMON AND COMMON
   EQUIVALENT SHARE ..   $         .11    $        (.03)   $        (.06)   $        (.11)
                         =============    =============    =============    =============

  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income ......................................   $  1,112,734    $    418,355
   Depreciation ................................      4,533,970       4,630,367
   Amortization ................................        795,659         844,616
   Provision for losses on accounts
     receivable ................................        175,199          56,610

   Changes in working capital:
     (Increase) in receivables .................     (2,909,934)     (2,871,726)
      Decrease(increase) in inventories ........      3,943,460      (5,401,956)
     (Increase) in prepaid expenses ............       (258,267)       (375,716)
     (Decrease) in accounts payable ............     (5,804,859)     (2,927,777)
      Increase in accrued liabilities ..........      1,537,813       1,888,225
                                                   ------------    ------------

      Net cash provided by (used in)
         operations ............................      3,125,775      (3,739,002)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Addition of property, plant
     and equipment .............................     (3,157,437)     (3,243,433)
                                                   ------------    ------------

      Net cash used by investing
         activities ............................     (3,157,437)     (3,243,433)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit .........      2,300,000            --
   Payments of long-term debt ..................       (837,347)       (570,562)
   (Increase) in other assets ..................         (4,599)        (25,000)
   Payments of dividends on preferred stock ....     (2,175,000)     (1,696,807)

      Net cash (used in)
         financing activities ..................       (716,946)     (2,292,369)
                                                   ------------    ------------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS ............................       (748,608)     (9,274,804)

CASH AND CASH EQUIVALENTS,
   beginning balance ...........................        748,608      10,521,664
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS,
   ending balance ..............................   $       --      $  1,246,860
                                                   ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                            BAYOU STEEL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (UNAUDITED)

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

      In the opinion of the Company, the accompanying unaudited consolidated financial statements present fairly the Company's financial position as of June 30, 1997 and September 30, 1996 and the results of its operations for the three-month and nine-month periods ended June 30, 1997 and 1996 and the cash flow statements for the nine-month periods ended June 30, 1997 and 1996.

      The accompanying financial statements include the consolidated accounts of Bayou Steel Corporation ("BSCL") and Bayou Steel Corporation (Tennessee) ("BSCT") (collectively referred to herein as the "Company") after elimination of all significant intercompany accounts and transactions.

      The results of operations for the nine-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results for the full year.

2)    INVENTORIES

      Inventories as of June 30, 1997 and September 30, 1996 consisted of the following:

                                               (UNAUDITED)           (AUDITED)
                                                 JUNE 30,          SEPTEMBER 30,
                                                   1997                1996
                                               ------------        ------------
      Scrap steel ......................       $  4,362,583        $  6,567,308
      Billets ..........................          8,154,095           7,778,092
      Finished product .................         44,193,023          47,943,429
      LIFO adjustments .................         (1,262,437)         (3,255,589)
                                               ------------        ------------

                                               $ 55,447,264        $ 59,033,240
      Mill rolls, operating
        supplies and other .............         20,465,338          20,822,822
                                               ------------        ------------
                                               $ 75,912,602        $ 79,856,062
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

3)    PROPERTY, PLANT AND EQUIPMENT

      Capital expenditures for normal operations totaled $3.2 million and $3.2 million during the nine-month periods ended June 30, 1997 and 1996, respectively. As of June 30, 1997, the estimated costs to complete authorized projects under construction or contract amounted to $1.7 million.

      Betterments, improvements, and additions on property, plant and equipment are capitalized at cost. Interest during construction of significant additions is capitalized. Interest of $38,000 was capitalized during the nine-month period ended June 30, 1997. There was no interest capitalized for the nine-month period ended June 30, 1996. Interest of $18,000 was capitalized during the fiscal year ended September 30, 1996.

4)    OTHER ASSETS

      Other assets consist of financing costs associated with the issuance of long-term debt, redeemable preferred stock and warrants, and the Company's revolving line of credit (see Notes 5, 6 and 8) which are being amortized over the lives of the related transaction. Amortization expense was $796,000 and $845,000 for the nine-month periods ended June 30, 1997 and 1996. Amortization expense was $1,164,000 for the fiscal year ended September 30, 1996.

5)    LONG-TERM DEBT

      Long-term debt of the Company as of June 30, 1997 and September 30, 1996 included the following:

                                                   (UNAUDITED)       (AUDITED)
                                                     JUNE 30,      SEPTEMBER 30,
                                                       1997             1996
                                                   ------------     ------------
      First Mortgage Notes (see below) .......     $ 75,000,000     $ 75,000,000
      Term Loan (see below) ..................        9,250,000       10,000,000
      Other notes payables ...................           54,835          142,182
                                                   ------------     ------------
                                                     84,304,835       85,142,182

      Less-current maturities ................        3,054,761        1,601,851
                                                   ------------     ------------

                                                   $ 81,250,074     $ 83,540,331
                                                   ============     ============

      On June 20, 1995, the Company entered into a five-year term loan agreement of $10 million for the Company's wholly owned subsidiary, BSCT. Based on the third quarter leverage ratio, BSCT will accrue at LIBOR plus 2.50% or approximately 8% at current rates. As of June 30, 1997, BSCT accrued interest at a rate of 8.7%. A principal payment of $750,000 was paid on June 30, 1997. Principal payments are due every quarter beginning June 30, 1997 through March 31, 2000. As of June 30, 1997, $3.0 million was classified as a current liability.

      On March 3, 1994, the Company issued $75 million of the 10.25% Notes. The principal is due on March 1, 2001. As of June 30, 1997 and 1996, the Company accrued interest at a rate of 10.25%.

6)    SHORT-TERM DEBT

      On June 20, 1995, the Company entered into an amendment and restatement of its revolving line of credit agreement which will be used for general corporate purposes. The terms of the amended and restated agreement call for available borrowings up to $45 million, including outstanding letters of credit using a borrowing base of receivables and inventory. Based on these criteria, the net amount available as of June 30, 1997 was $26.7 million. The agreement is secured by inventory and accounts receivable at interest rates on a sliding scale based on the quarterly leverage ratio, as defined in the agreement. Based on the third quarter leverage ratio, the Company will accrue at LIBOR plus 2.50% or approximately 8% at current rates. The terms of the loan agreement impose certain restrictions on the Company, the most significant of which require the Company to maintain a minimum interest coverage ratio and limit the incurrence of certain indebtedness.

      The Company had an outstanding balance of $5.3 million under the line of credit as of June 30, 1997. The maximum amount outstanding during the nine-month period ended June 30, 1997 was $13.4 million. The average borrowings were $7.2 million and $6.5 million for the three-month and nine-month periods ended June 30, 1997, respectively. The weighted average interest rate was 8.95% and 8.73% for the third fiscal quarter and nine-month period ended June 30, 1997, respectively.

7)    TAXES

      As of September 30, 1996, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $328.7 million and $301.5 million available to offset against regular tax and alternative minimum tax, respectively.

      The NOLs will expire in varying amounts through fiscal 2011. A substantial portion of the available NOLs, approximately $200 million, expires by fiscal 2000, including $49.1 million expiring on September 30, 1997. In addition, the Company has $1.35 million of net future tax deductions attributable to its tax benefit lease which expired in 1997 and which may, to the extent of taxable income in the year such tax benefit is produced, be utilized prior to the NOLs.

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

      The holders of the preferred stock are entitled to receive quarterly dividends at a rate of 14.5% per annum. The Company intends to declare and pay quarterly dividends on the preferred stock unless prohibited by covenants in the revolving line of credit and the 10.25% Notes. If a quarterly dividend payment is not made by the end of a quarter, the rate will increase by 3%. In addition, the holders have a right to additional warrants in the event that any two consecutive quarterly dividend payments are missed or other defined events take place. Based on the September 30, 1996 results, the Company would have been unable to make the December 31, 1996 dividend payment or any other dividend payment until an interest coverage ratio test, as defined in the Indenture pursuant to which the 10.25% Notes were issued, is again met. As of June 30, 1997, the Company has not met the appropriate interest ratio test. Prior to September 30, 1996, the Company declared the regular dividends for fiscal 1997. Subsequent to fiscal year end, the Company paid these dividends. This eliminated the additional dividend rate and additional warrants that would have otherwise been payable in fiscal 1997. The dividend prepayment has been recorded as a reduction in the balance of the preferred stock in the accompanying balance sheet, as the Company would be able to apply any remaining amount against the principal balance in the event of an early redemption of the preferred stock. Depending on the Company's future results, the Company may not be able to declare and pay the dividend. As of June 30, 1997, the Company accrued dividends at a rate of 14.5%.

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

9)    COMMON STOCKHOLDERS' EQUITY

      Common stock and common stock equivalents as of June 30, 1997 consisted of:

                                           CLASS A         CLASS B       CLASS C
                                         -----------     -----------     -------
      Authorized ...................      24,271,127       4,302,347         100
      Outstanding, at end of
        quarter ....................      11,435,802       2,271,127         100
      Average outstanding for
        quarter ....................      11,435,802       2,271,127         100

10)   EARNINGS PER SHARE

      Earnings per common and common equivalent share are calculated based upon the weighted average number of common and common equivalent shares outstanding during the three-month and nine-month periods ended June 30, 1997 and 1996. In connection with the issuance of redeemable preferred stock on June 20, 1995 as discussed in Note 8, the Company reserved 822,422 shares of its Class A Common Stock for issuance upon exercise of the outstanding warrants at a nominal exercise price. These warrants are considered common stock equivalents in calculating earnings per common and common equivalent share for the third quarter and the nine-month period ended June 30, 1997 and 1996. The actual shares, including equivalents, outstanding for the quarter and nine-month period ended June 30, 1997 and 1996 were 13,707,029.

11)   MISCELLANEOUS

      Miscellaneous for the nine-month periods ended June 30, 1997 and 1996 included the following:

                                                   (UNAUDITED)     (UNAUDITED)
                                                    JUNE 1997       JUNE 1996
                                                   ------------    ------------
      Discounts earned .........................   $    144,126    $    173,524
      Provision for bad debts ..................       (175,199)        (56,610)
      Other ....................................        143,270         413,647
                                                   ------------    ------------
                                                   $    112,197    $    530,561
                                                   ============    ============

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

      In August 1993, the Union announced a corporate campaign designed to bring pressure on the Company from individuals and institutions with direct financial or other interests in the Company. The impact of the corporate campaign has been significant. In June 1995, the Company filed a lawsuit in federal court in Delaware under the Racketeer Influenced Corrupt Organizations Act (RICO) against the Union for their conduct in connection with this campaign. The Company seeks both an end to the illegal activities used in the corporate campaign and the recovery of damages. These legal expenses will continue, even though the strike has been resolved, until the case has been resolved.

      In conjunction with the acquisition of the assets of TVSC, the Union filed a charge with the National Labor Relations Board (the "NLRB") alleging that the Company has violated the National Labor Relations Act relating to its refusal to hire at BSCT certain individuals, who were former employees of TVSC. On August 16, 1996, the Company reached a settlement with the Union which was approved by the NLRB and resolved the issue. The Company agreed to recognize the Union as the bargaining agent for the employees and pay 135 former employees, who applied for work but were not employed, a settlement amount of 25% of lost wages, less interim earnings. Until interim earnings for 1996 are known for each applicant, the liability cannot be determined. Based on assumptions of earnings, the Company estimated that the settlement could range from $136,000 to $500,000. As of June 30, 1997, the Company accrued $136,000 for the settlement.

ENVIRONMENTAL

      The Company is subject to various federal, state, and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solids and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in some respects have not met all of the applicable standards promulgated pursuant to such laws and regulations. At this time, the Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance will not have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures at its Louisiana facility to address previously contaminated sites. Also, the Company is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation. At June 30, 1997, the Company has accrued a loss contingency for environmental matters.

      TVSC, the prior owners of the BSCT facility, had entered into a Consent Agreement and Order (the "Voluntary Consent Order") under the Tennessee Department of Environment and Conservation's voluntary clean up program. The Company, in acquiring the assets of TVSC, has entered into a similar order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial process. As of June 30, 1997, investigative, remedial and risk assessment activities have resulted in expenses of approximately $1.2 million. Estimates indicate that the future cost for remediating the affected areas ranges from $500,000 for the lowest cost remedy to $1,500,000 for higher cost remedies. The definitive asset purchase agreement between the Company and TVSC provided for $2.0 million of the purchase price to be held in escrow and applied to costs incurred by the Company for activities pursuant to the Voluntary Consent Order (with an additional $1.0 million to be held for one year for such costs and other costs resulting from a breach of TVSC's representations and warranties in the agreement). At this time, the Company does not expect the costs of resolution of the Voluntary Consent Order to exceed funds provided by the escrow fund. If during the remedial investigation significantly more extensive or more toxic contamination is found, then costs could be greater than those estimated, and to the extent these costs exceeded the escrow funds, the Company would be liable.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

      The Company reported net income of $2.1 million before dividends and accretion on preferred stock in the third quarter of fiscal 1997 (ended June 30, 1997) compared to net income of $0.2 million for the comparable period of fiscal 1996. The $1.9 million improvement in the Company's results was due to three significant factors. First, Bayou Steel Corporation's (Tennessee) ("Tennessee") ("BSCT") loss of $0.5 million was $0.8 million lower than the third quarter of last year. Second, BSCL's metal margin (the difference between the selling price and the net scrap cost) increased 8.2%. Third, energy cost decreased $2.33 per ton produced at the Louisiana facility ("BSCL") ("Louisiana"). Offsetting some of the improvements were increased non-production strike and corporate campaign expenses of $0.8 million.

      The Company reported net income of $1.1 million before dividends and accretion on preferred stock during the first nine months of fiscal 1997 (ended June 30, 1997) compared to net income of $0.4 million for the comparable period of fiscal 1996. The $0.7 million improvement in the Company's results was due to three factors. First, Bayou Steel Corporation's (Tennessee) loss of $2.8 million was $2.2 million lower than the first nine months of last year. Second, BSCL's metal margin increased 2.8%. Third, tons shipped increased 14.8%. Offsetting some of the improvements in the Company's results were increased non- production strike and corporate campaign expenses of $1.4 million and two major outages at the Louisiana facility.

      The following table sets forth shipment and sales data for the periods indicated.

                                                   THREE MONTHS ENDED JUNE 30,
                                                 -------------------------------
                                                     1997               1996
                                                 ------------       ------------
Net Sales (in thousands) .................       $     59,075       $     58,875
Shape Shipment Tons ......................            165,204            165,390
Shape Selling Price Per Ton ..............       $        352       $        335
Billet Shipment Tons .....................                241             11,132
Billet Selling Price Per Ton .............       $        260       $        228

                                                    NINE MONTHS ENDED JUNE 30,
                                                 -------------------------------
                                                     1997               1996
                                                 ------------       ------------
Net Sales (in thousands) .................       $    171,593       $    152,183
Shape Shipment Tons ......................            493,883            430,041
Shape Selling Price Per Ton ..............       $        342       $        341
Billet Shipment Tons .....................                241             13,040
Billet Selling Price Per Ton .............       $        260       $        231

A.     SALES

      Net sales for the third quarter of fiscal 1997 were approximately the same compared to the same period of fiscal 1996. Shipments out of the Tennessee facility increased by 5,889 tons while shipments out of the Louisiana facility decreased by 6,075 tons. Net sales for the first nine months of fiscal 1997 increased by 12.8% or $19.4 million compared to the same period of fiscal 1996. Shipments increased out of BSCL and BSCT by 15,643 tons and 48,199 tons, respectively. Sales were also affected by the increase in selling prices both at the Louisiana and Tennessee facilities in the third quarter of fiscal 1997 compared to the same period of fiscal 1996. In the third quarter and first nine months of fiscal 1996, the Company shipped 11,132 tons and 13,040 tons, respectively, of billets while in fiscal 1997 billet shipments were minimal.

      SHAPES - Shipments for the third quarter of fiscal 1997 were approximately the same compared to the same period of last year. Shipments for the first nine months of fiscal 1997 increased 15% compared to the same periods of fiscal 1996. Shipments out of BSCT more than doubled in the first nine months of fiscal 1997 compared to the same period of last year mainly due to increased market acceptance, improved reliability of the operation, and a strong economy. Due to the Tennessee facility being in a start-up mode of operations during part of fiscal 1996, shipments from BSCT were minimal. Shipments out of BSCL increased by 4.1% in the first nine months of fiscal 1997 compared to the same period of fiscal 1996 due to a strong economy and continued focus on the original equipment manufacturer/fabricator ("OEM/FAB") market. The backlog of orders at June 30, 1997 for the Company is 56% higher than a year earlier and 19% higher than the prior quarter. The increase in backlog is directly related to the increasing acceptance of the Tennessee products in the market and a strong economy.

      The selling price of the structural shapes shipped out of the Louisiana facility increased in the third quarter of fiscal 1997 and first nine months of fiscal 1997 by $13 and $1 per ton, respectively, compared to the same periods of fiscal 1996. The selling price of the merchant bar shapes shipped out of the Tennessee facility increased in the third quarter and first nine months of fiscal 1997 by approximately $35 and $16 per ton, respectively, compared to the same periods of fiscal 1996. The Tennessee facility benefitted from a better mix of products sold, the increased acceptance of its products, and an overall improved market. The Louisiana facility benefitted from a strong market in the third quarter of fiscal 1997. Consolidated selling price increased by $17 per ton for the third quarter of fiscal 1997 compared to the same period of last year. Consolidated selling prices were approximately the same for the first nine months of fiscal 1997 compared to the same period of fiscal 1996 due to the mix of selling proportionately more Tennessee products which carry, at this time, a lower overall selling price. Also during most of fiscal 1996 and the first nine months of fiscal 1997, there were several market conditions causing the decrease in the structural shape selling price out of the Louisiana facility. Additional capacity was shifted into the Company's product line from mills previously producing for the special bar quality ("SBQ") market during fiscal 1996. This unanticipated shift was due to the extreme softness of the SBQ market. In addition, excess inventory at certain minimills and imports in the Southwest from Mexican mills also contributed to the decrease in selling price in 1996.

      BILLETS - Shipments of billets, the Company's semi-finished product, were minimal in fiscal 1997 due to lack of availability of billets for sale. Shipments of billets were 11,132 tons and 13,040 tons, respectively, in the third quarter and first nine months of fiscal 1996 mainly due to an export shipment. The Company supplied billets to the rolling mill in Tennessee during the first nine months of fiscal 1997 and 1996, thereby depleting most of the availability of billets to sell in the open market. In addition, the Company has been purchasing billets on the open market at competitive prices for the remaining needs of the Tennessee rolling mill. The Company will continue to supply all of Louisiana's rolling mill billet requirements and some of Tennessee's rolling mill billet requirements. Depending on market conditions, the Company may sell billets on an occasional and selective basis to domestic and export customers while purchasing additional billets for Tennessee.

B.    COST OF GOODS SOLD

      Cost of goods sold was 87.9% of sales for the third quarter of fiscal 1997 compared to 92.8% of sales for the same period of fiscal 1996. The decrease, as a percentage of sales, was due to the selling price of finished products increasing while the cost of scrap metal (the major component of cost of goods sold) decreased slightly.

      Cost of goods sold was 91.2% of sales for the first nine months of fiscal 1997 compared to 92.1% the same period of fiscal 1996. The decrease, as a percentage of sales, was due to the selling price of finished products increasing while the cost of scrap metal decreased slightly and due to an improvement in conversion cost (the cost to convert a billet into finished product) at the Tennessee facility. The improvement was partially offset by outages in the melting facility, the return of the striking workers subsequent to the September 23, 1996 settlement in Louisiana, and mechanical problems at the Tennessee facility.

      In order to achieve better control over scrap cost and availability, the Company opened Mississippi River Recycling ("MRR") in late 1995 which currently operates an automobile shredder. MRR produces shredded scrap metal which is one of the scrap types used in steelmaking. MRR experienced start-up mechanical problems during fiscal 1996. MRR is now operating at the anticipated capacity and conversion cost. The production tons improved by 21% and 32% while the conversion cost decreased by 26% and 22% in the third quarter and first nine months of fiscal 1997 compared to the same period of fiscal 1996, respectively. Production during the third quarter of fiscal 1997 was hampered by poor weather conditions which affected the delivery of raw material. The shredder currently supplies approximately 12% of the melt shop's raw material requirements. MRR may expand by processing additional scrap types.

      The major component of cost of goods sold is scrap which is used at the Louisiana melting facility. Scrap cost in the third quarter of fiscal 1997 and the first nine months of fiscal 1997 decreased 2.6% and 3.6%, respectively compared to the same periods of fiscal 1996. MRR contributed 1.2% and 0.8% of the decrease in scrap cost for the third quarter and first nine months of fiscal 1997, respectively. In the first fiscal quarter of 1996, the price of scrap was influenced by the effects of poor weather conditions, causing delays in delivery and the necessary utilization of more expensive types of scrap. The Company's scrap prices dropped in the second quarter and the first nine months of fiscal 1997 due to increased availability and lack of an export market. The market over the next several months is expected to respond to a stronger export market and increasing domestic demand.

      Another component of cost of goods sold is additive, alloys and flux ("AAF"). AAF cost decreased by 1.9% and 3.8% in the third quarter and first nine months of fiscal 1997 compared to the same periods of fiscal 1996, respectively, due to price. Offsetting the reductions in price was increased consumption. The increased consumption was the result of producing a richer mix of grades and a change in melting practices which significantly reduced secondary production and overall cost.

      The Tennessee rolling mill facility's principal raw material is billets which is produced at the Louisiana facility or purchased on the open market. Billet cost in the third quarter of fiscal 1997 increased by 1.9% and decreased by 2.1% the first nine months of fiscal 1997 compared to the same periods of fiscal 1996, respectively. The price of billets purchased on the open market normally follows the scrap market. Also, the billet market has been soft. Currently, the Company purchases billet at competitive prices and believes that the supply of billets is adequate.

      Another significant portion of cost of goods sold is conversion cost, which includes labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Louisiana facility in the third quarter of fiscal 1997 compared to the same period of fiscal 1996 decreased by 1.0%. Production in the third quarter of fiscal 1997 improved in the melt shop by 0.9% and in the rolling mill by 8.0%, thereby reducing fixed conversion cost per ton. Also contributing to the improvement in conversion cost were decreases in the price of energy by $2.33 per ton produced. Offsetting some of the improvements were increases in the price of certain key operating supply items. For the first nine months of fiscal 1997 compared to the same period of last year, conversion cost was approximately the same. During the first nine months of fiscal 1997, costs were impacted by two unusual equipment outages which affected production and resulted in increased maintenance costs. Also costs of energy and certain key supply items increased by $1.66 per ton of shape produced. Productivity, particularly in the rolling mill and shipping, was affected as returning workers became re-acquainted with the equipment or learned new jobs. Additional staffing was maintained during the transition; although, during the second quarter of fiscal 1997, staffing returned to normal levels. The Company has implemented a production incentive plan which has had a positive impact on productivity and cost.

      In July 1995, Tennessee started operating its rolling mill. As expected during the first nine months of fiscal 1996, the learning curve associated with new and refurbished equipment combined with an inexperienced work force caused the production tons to be low and the conversion cost per ton to be high. Consequently, production costs exceeded sales in the third quarter and first nine months of fiscal 1996 by $1.3 million and $5.1 million, respectively. As the workforce gained experience, conversion cost per ton and gross margins improved. Comparing first nine months of fiscal 1997 to the same period of fiscal 1996, conversion cost improved by 19%, tons produced by 62%, yield by 5.1%, and tons produced per hour by 63%. In the third quarter of fiscal 1997, the Tennessee rolling mill had major mechanical problems which affected cost and productivity. Comparing the third quarters of this year to last, conversion cost increased by 13%. The mill was shutdown for one week in June for annual maintenance and to address the mechanical problems. In spite of these problems, the operating results of the Tennessee facility improved by $0.8 million and $2.2 million, respectively, in the third quarter and first six months of fiscal 1997 compared to the same periods of last year. Also during the third quarter of fiscal 1997, the Tennessee operation posted it's first month where a profit was achieved. The Company expects improvements to continue towards the break-even production and shipment level. The Company has incurred losses at BSCT ranging from $0.5 million to $2.2 million per quarter over the past seven quarters. The Company does not intend to continue the loss associated with the Tennessee facility and is monitoring the operations on a regular basis to insure improvement towards profitability is met within a reasonable time period.

C.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expenses in the third quarter and first nine months of fiscal 1997 compared to the same periods of the last fiscal year were approximately the same.

D.    NON-PRODUCTION STRIKE AND CORPORATE CAMPAIGN EXPENSES

      Non-production strike and corporate campaign expenses ("strike expenses") were $1.2 million and $2.4 million for the third quarter and first nine months of fiscal 1997 compared to $0.4 million and $1.1 million for the same period last year, respectively. Strike expenses in fiscal 1997 were primarily for legal, security, and other expenses related to returning the strikers back to work. During the third quarter and first nine months of fiscal 1997, the Company has incurred legal and other expenses to arbitrate the termination of certain strikers who were involved in misconduct during the strike. All strike expenses should be significantly reduced by the end of the fiscal year. The Company also incurred legal expenses related to the Racketeering Influenced Corrupt Organization Act ("RICO") suit which the Company filed against the United Steelworkers of America. RICO legal expenses will continue into the early part of fiscal 1998 and could increase as trial activity increases.

E.    OTHER INCOME (EXPENSE)

      Interest expense increased for the third quarter and first nine months of fiscal 1997 compared to the same period of fiscal 1996 due to more short-term borrowings under the line of credit. Interest income was minimal in fiscal 1997 due to a relatively small amount of cash available to invest. Miscellaneous expenses were approximately the same in both quarters and nine month periods.

F.    NET INCOME

      The Company's results before dividends and accretion on preferred stock improved by $1.9 million in the third fiscal quarter of 1997 compared to the same period of fiscal 1996. The primary reasons for the improvement in earnings were due to an improvement in BSCT's performance, increased metal margin, and decreased conversion cost. Increased strike expenses offset some of the improvement in earnings.

      The Company's results before dividends and accretion on preferred stock increased by $0.7 million in the first nine months of 1997 compared to the same period of fiscal 1996. The primary reasons for the increase in earnings were improvements in metal margin and in BSCT's performance. Increases in non-production strike and corporate campaign expenses offset some of the improvement in earnings.

LIQUIDITY AND CAPITAL RESOURCES

A.    CASH AND WORKING CAPITAL

      The Company ended the third fiscal quarter with short-term borrowings of $5.3 million which is a reduction of $5.5 million in the third quarter. Current assets exceeded current liabilities by a ratio of approximately 3.2 to 1.0. Working capital increased by $1.0 million to $71.1 million during the nine months ended June 30, 1997.

      In the first nine months of fiscal 1997, cash provided by operations was $3.1 million. Accounts payable decreased by $5.8 million as the purchases of scrap, billets and other supplies decreased towards the end of the quarter. Accounts receivable increased by $2.7 million due to the increased sales toward the end of the third quarter. These reductions in cash were offset by the Company's results, depreciation and amortization, and decreases in inventory.

B.    CAPITAL EXPENDITURES

      Capital expenditures amounted to $3.2 million in the first nine months of fiscal 1997. These capital projects were for cost reduction, productivity increases, plant maintenance and environmental programs. The Company does not expect to make substantial investments in capital during the fourth fiscal quarter of 1997. However, depending on market conditions, the Company expects to spend approximately $11 million on various capital projects to reduce cost and increase productivity, to enhance safety and environmental programs, and to maintain the plants within the next 12 months.

C.    FINANCING

      All of the $75 million 10.25% Notes are classified as long-term debt. There are no principal payments due on the 10.25% Notes until maturity in 2001. The Company currently intends to refinance the 10.25% Notes on or before the maturity date in 2001. The Indenture under which the Notes are issued ("the Indenture") contains a covenant which restricts the Company's ability to incur additional indebtedness, make dividend payments, or place liens on the assets acquired with the additional indebtedness. Under the Indenture, the Company may not incur additional indebtedness or make dividend payments unless its Interest Expense Coverage Ratio for the trailing four quarters, would be greater than
2.00 to 1.00 after giving effect to such incurrence. As of June 30, 1997, the Interest Expense Coverage Ratio was 1.91 to 1.00.

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

      Simultaneously with the sale of the Preferred Stock and warrants, the Company entered into a five-year term loan agreement of $10 million for the Company's wholly owned subsidiary, BSCT. The proceeds received from the term loan were used to repay the loan outstanding under the Company's revolving credit facility which had been incurred to acquire substantially all of the assets at Tennessee. The term loan is partially secured by the Company's accounts receivable and inventory. The term loan agreement calls for quarterly principal payments of $750,000 beginning on June 30, 1997 and bears interest on a sliding scale based on quarterly leverage ratio which is defined as indebtedness divided by earnings before interest, taxes, depreciation, and amortization ("EBITDA"). Based on the third quarter leverage ratio, the Company will accrue at LIBOR plus 2.5% or approximately 8.0% at current rates.

      On June 20, 1995, the Company entered into an amended and restatement of its revolving line of credit agreement which will be used for general corporate purposes. The terms of the amended and restated agreement call for available borrowings up to $45 million, including outstanding letters of credit using a borrowing base of BSCL's receivables and inventory. The five year revolving line of credit bears interest on a sliding scale based on the quarterly leverage ratio which is defined as indebtedness divided by EBITDA. The terms of the loan agreement impose certain restrictions on the Company, the most significant of which require the Company to maintain a minimum interest coverage ratio and limit the incurrence of certain indebtedness. Borrowings against the line of credit as of June 30, 1997 was $5.3 million. The remaining amount available to borrow as of June 30, 1997 was approximately $26.7 million. As of July 21, 1997, the Company's outstanding borrowings were $3.7 million. The Company does not anticipate any difficulties in obtaining another secured line of credit upon the expiration of the current line of credit in fiscal 2000.

      The Company believes that current cash balances, internally generated funds, the credit facility, and additional purchase money mortgages are adequate to meet the foreseeable short-term and long-term liquidity needs. If additional funds are required to accomplish long-term expansion of its production facility or significant acquisitions, the Company believes funding can be obtained from a secondary equity offering or from refinancing the 10.25% Notes.

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

                           PART II - OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (b)   Reports on Form 8-K

                  None were filed during the third quarter of fiscal year 1997.

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

Date: August 4, 1997