Form 10-K405
period 1997-09-30
BAYOU STEEL CORP
filed 1997-12-08
CIK 807877

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997  COMMISSION FILE NUMBER: 33-22603

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

   The aggregate market value and the number of voting shares of the registrant's common stock outstanding on October 31, 1997 was:

                                 SHARES OUTSTANDING HELD BY       MARKET VALUE
   TITLE OF EACH CLASS        -------------------------------        HELD BY
     OF COMMON STOCK           AFFILIATES      NON-AFFILIATES    NON-AFFILIATES
-----------------------       -----------      --------------    --------------
Class A, $.01 par value.....   1,307,198          9,306,182        $31,408,364
Class B, $.01 par value.....   2,271,127                  0            N/A
Class C, $.01 par value.....         100                  0            N/A

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated herein by reference in Part III and portions of the registrant's 1997 Annual Report filed as an exhibit, are incorporated herein by reference in Part II hereof.

                            BAYOU STEEL CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
PART I
   ITEM 1. BUSINESS.....................................................
            General.....................................................
            Manufacturing Process and Facilities........................
            Products....................................................
            Customers...................................................
            Distribution................................................
            Markets and Sales...........................................
            Strategy....................................................
            Competition.................................................
            Raw Materials...............................................
            Energy......................................................
            Environmental Matters.......................................
            Safety and Health Matters...................................
            Strike/Corporate Campaign Impact Upon the Company...........
            Employees...................................................
   ITEM 2. PROPERTIES...................................................
   ITEM 3. LEGAL PROCEEDINGS............................................
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........

PART II
   ITEM 5. MARKET FOR REGISTRANT'S CLASS A COMMON STOCK AND
           RELATED STOCKHOLDER MATTERS..................................
   ITEM 6. SELECTED FINANCIAL DATA......................................
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................
   ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........

PART III
   ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS.............................
   ITEM 11.EXECUTIVE COMPENSATION.......................................
   ITEM 12.OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................
   ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............

PART IV
   ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.....................................................

                                     PART I

ITEM 1. BUSINESS

GENERAL

   Bayou Steel Corporation (the "Company") owns and operates a steel minimill located on the Mississippi River in LaPlace, Louisiana ("BSCL"), four stocking locations along the inland waterway system and a rolling mill in Harriman, Tennessee ("BSCT").

   BSCL is a leading producer of structural steel products. The Louisiana minimill, constructed at a cost of $243 million in 1981, has an electric arc furnace, a rolling mill, climate-controlled warehouse facilities, and a dock on the Mississippi River. BSCL produces a variety of shapes, including angles, flats, channels, standard beams, and wide flange beams at the Louisiana facility. In addition, the Company operates an automobile shredder to produce some of the scrap metal required by the electric arc furnace.

   During fiscal 1995, the Company purchased substantially all of the assets of Tennessee Valley Steel Corporation ("TVSC") located in Harriman, Tennessee, 37 miles west of Knoxville. The assets are owned by a wholly owned subsidiary named "Bayou Steel Corporation (Tennessee)". BSCT's rolling mill produces merchant bar shapes, including angles, flats, rounds, and squares. BSCT also has the capability to produce rebar. The merchant bar product mix of BSCT extends and complements BSCL's product line. BSCT began operation in July 1995.

   The term "minimill" refers to a relatively low-cost steel production facility which uses steel scrap, rather than iron ore, as its basic raw material. In general, minimills recycle scrap using electric arc furnaces, continuous casters, and rolling mills. BSCL's minimill, which was owned and operated by Voest-Alpine A.G. until it was purchased by the Company in September 1986, includes a Krupp computer-controlled, electric arc furnace utilizing water-cooled sidewalls and roof, two Voest-Alpine four-strand continuous casters, a computer supervised Italimpianti reheat furnace, and a 15-stand Danieli rolling mill. The rolling mill at BSCT includes a computer supervised reheat furnace, a 16-stand rolling mill, an automated straightening, continuous cut-to-length, stacking and bundling equipment.

   The Company sells its products to over 551 customers, most of which are steel service centers, in 44 states, Canada, Mexico, and overseas. In the past, the Company has also sold excess billets (which have not been rolled into shapes at BSCL or BSCT) on a worldwide basis to other steel producers for their own rolling or forging applications.

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

MANUFACTURING PROCESS AND FACILITIES

   In its production process, BSCL uses steel scrap which is received by barge, rail, and truck, and then stored in a scrap receiving yard. With the use of a newly installed automobile shredder, the Company is able to process approximately 12% of its steel scrap requirements. The scrap is transported to BSCL's melt shop by rail car or truck and loaded into its furnace. The steel scrap is melted in an 80-ton capacity alternating current electric arc furnace which heats the scrap to approximately 3100oF. During the scrap melting and refining process, impurities are removed from the molten steel. After the scrap reaches a molten state at a predetermined temperature, it is poured from the furnace into ladles, where adjustments of alloying elements and carbon are made to obtain the desired chemistry. The ladles of steel are then transported to one of two four-strand continuous casters in which the molten steel is solidified in water-cooled molds. The casters produce long strands of steel which are cut by torch into billets (semi-finished product) and moved to a cooling bed and marked for identification. After cooling, the billets are transferred to the Louisiana rolling mill for further processing. Billets, in excess of BSCL's rolling mill requirements, are either shipped to BSCT via rail or sold to other processors.

   In the Louisiana rolling mill, the billets are reheated in a walking beam furnace with recuperative burners. Once the billets are heated to approximately 2000oF, they are rolled through up to fifteen mill stands which form the billets into the dimensions and sizes of the finished products. The heated finished shapes are placed on a cooling bed and then straightened and cut into either standard 40 foot lengths or specific customer lengths. The shapes are stacked into 21/2 to 5-ton bundles, processed (if needed) through an off-line saw to 20 foot standard lengths, and placed in a climate-controlled warehouse where they are subsequently shipped to the Company's climate-controlled stocking locations via barge or to customers directly via truck, rail, or barge.

   The Tennessee rolling mill uses steel billets which will be received by rail, truck, or barge and then stored in a billet yard. The billets are reheated in a pusher reheat furnace with recuperative burners before being rolled. Once the billets are heated to approximately 2000oF, they are rolled through up to sixteen mill stands which form the billets into the dimensions and sizes of the finished products. The heated finished shapes are placed on a cooling bed and then straightened and cut into the appropriate customer lengths. The shapes are then stacked into 21/2 ton bundles and placed in a climate-controlled warehouse where they are subsequently shipped to customers directly via truck or rail.

PRODUCTS

   The Louisiana facility produces a variety of structural steel products and the Tennessee facility produces a wide range of merchant bar shapes and rebar.

                                                    SIZE RANGE (IN INCHES)
                                                ------------------------------
               PROFILE                          TENNESSEE            LOUISIANA
     -------------------------------            ---------            ---------
     Equal Angles ..................             3/4-2                   3-6
     Flats .........................             1-4                     4-8
     Channels ......................             N/A                     3-8
     Squares .......................             1/2-11/2                N/A
     Rounds ........................             1/2-2                   N/A
     Unequal Angles ................             N/A                     4-7
     Rebar (#3-#11) ................             3/8-13/8                N/A
     Standard Beams ................             N/A                     3-6
     Wide Flange Beams .............             N/A                     4&6

   The merchant bar shapes, rebar, and structural shapes produced by the Company have a wide range of commercial and industrial applications, including the construction and maintenance of petrochemical plants, barges and light ships, railcars, trucks and trailers, rack systems, tunnel and mine support products, joists, sign and guardrail posts for highways, power and radio transmission towers, and bridges. Rebar is used in highway and bridge construction, concrete structures such as parking garages, and home construction for driveways, sidewalks and swimming pools.

   The Company plans to continue to emphasize the production of merchant bar shapes and structural shapes. Rebar was last produced in 1995. Shape margins are historically considerably higher than those of rebar. BSCT will opportunistically produce rebar.

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

CUSTOMERS

   The Company has over 551 customers in 44 states, Canada, Mexico, and overseas. The majority of the Company's shape products (approximately 71% in fiscal 1997) are sold to domestic steel service centers, while the remainder are sold to original equipment manufacturers (approximately 19% in fiscal 1997) and export customers (approximately 10% in fiscal 1997). Steel service centers warehouse steel products from various minimills and integrated mills and sell combinations of products from different mills to their customers. Some steel service centers also provide additional labor-intensive value-added services such as fabricating, cutting or selling steel by the piece rather than by the bundle. Much of the merchant bar product from the Tennessee rolling mill is sold to the Company's existing customer base. Rebar, when produced, will be selectively sold to a few customers who are not necessarily part of the existing customer base.

   In fiscal 1997, the Company's top ten customers accounted for approximately 39% of total shipments. No single customer accounted for greater than 10% of total sales. The Company believes that it is not dependent on any customer and that it could, over time, replace lost sales attributable to any one customer.

DISTRIBUTION

   BSCL's steelmaking facility in Louisiana, which includes a deep-water dock, is strategically located on the Mississippi River, which the Company believes gives it flexibility in transportation because it can ship its product by barge, normally the least costly method of transportation in the steel industry. Furthermore, BSCL operates three inventory stocking warehouses in Chicago, Tulsa, and Pittsburgh, which supplement its operations in Louisiana and Tennessee. These facilities, each of which includes an inland waterway dock, enable the Company to significantly increase its marketing territory by providing storage capacity for its finished products in three additional markets and by allowing the Company to meet customer demand far from its Louisiana minimill and Tennessee rolling mill facilities on a timely basis. The Company believes that the location of its minimill on the Mississippi River and its network of inland waterway warehouses enable it to access markets for its products that would otherwise be uneconomical to the Company. From these locations, product is primarily distributed by truck. In addition, the Company makes rail shipments to some customers, primarily those on the West Coast and in Mexico. With the recent completion of a rail spur into the Louisiana warehouse, the Company has expanded rail shipment.

   BSCL's deep-water dock enables the Company to load vessels or ocean-going barges for overseas shipments, giving the Company low cost access to overseas markets. (Additionally, the dock enables the Company to access scrap from the Caribbean and South and Central America.) Since the minimill is only 35 miles from the Port of New Orleans, smaller quantities of shapes or billets can be shipped overseas on cargo ships from that port. Relative to its domestic competitors, the Company believes it has a freight cost advantage over land-locked minimills in serving the export market. This advantage permits the Company to compete with foreign minimills in certain export markets. Due to strong domestic margins, the Company has only occasionally accessed overseas market.

   BSCT's mill in east Tennessee fills a geographic void for the Company. BSCT provides access for the Company to the Appalachian states and the lower midwest, plus additional access to the upper midwest, the southeast and the mid-Atlantic. BSCT's product line can be distributed through the Company's LaPlace facility or through its distribution centers in Chicago, Pittsburgh, and Tulsa. Currently, BSCT is only using the Chicago stocking location. BSCT's location is accessible by all forms of transportation; the plant is in close proximity to two major interstate highways, four miles from a barge dock, and is situated on the main line of Norfolk Southern Railroad.

   The Company believes that the elimination of current duties in Canada and Mexico as a result of the passage of the North American Free Trade Agreement ("NAFTA") will increase the competitiveness of the Company's products compared to locally produced products in such countries. During fiscal 1997, 1996, and 1995, 10%, 9% and 10% respectively, of the Company's tons shipped were exported to Canada and Mexico. There can be no assurance, however, that there will be an increase in the Company's shipments to Canada and Mexico as a result of the passage of NAFTA.

MARKETS AND SALES

   According to the American Iron and Steel Institute, the domestic market demand for all structural steel shape products in 1996 was 5.7 million tons while the market for bar mill products was 7.2 million tons. The Company estimates that its share of the total domestic shapes market was approximately 10% in 1996. The Company believes that its share of the structural steel shapes market (the primary market in which the Company competes) is much higher, and that it is one of the five largest producers in this market of structural steel shapes in the U.S. The Company is marketing BSCT's merchant bar shapes mainly through its existing steel service center customer base and is expanding to new customers, such as OEM's and fabricators.

   The Company's products are sold domestically and in Canada, Mexico, and overseas on the basis of availability, quality, service, and price. The Company maintains a real-time computer information system, which tracks prices offered by competitors, as well as freight rates from its customers to both the Company's stocking locations and the nearest competitive facilities. A new system that allows the customer to manage its inventory needs at the Company was recently implemented at a major customer. This system interfaces with the customer's system which results in less clerical effort and increases sales for the Company. The system also provides the customer with just-in-time inventory capabilities. The Company expects to expand use of this system and believes that this system gives it a competitive advantage.

   Although sales of shapes tend to be slower during the winter months due to the impact of winter weather on construction and transportation and during the late summer due to planned plant shutdowns of end-users, seasonality has not been a material factor in the Company's business. The Company's backlog of unfilled cancelable orders for shapes totaled $110 million as of September 30, 1997 and $63 million as of September 30, 1996. As of October 31, 1997, the Company's backlog totaled $112 million.

   The level of billet sales to third parties is dependent on the Company's billet requirements at BSCL and BSCT, and worldwide market conditions, which may vary greatly from year to year. In the past three fiscal years the Company has consumed substantially all of its billet production resulting in minimal billet sales to third parties.

STRATEGY

   The Company's strategy is to improve operating efficiencies and to reduce costs through improved processes, utilization, and capital at BSCL and BSCT. The Company will also consider strategic acquisitions, such as the acquisition of the assets of TVSC, which complement or expand the Company's current operations, and/or captures finished goods or raw material capacity.

   A. BSCL

      The Company's principal operating strategy for BSCL is to improve operating results by continuing to increase productivity and reduce costs, including labor cost per ton, and increasing sales of higher margin shape products.

      OPERATING EFFICIENCIES. BSCL has lowered its labor cost per ton by $15 since fiscal 1992. The Company believes that it can continue to lower its labor costs per ton from fiscal 1997 levels by increasing productivity and shipments, reducing overtime, and the new labor contract.

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

      CAPITAL IMPROVEMENTS. The Company wants to increase billet production so as to supply most of BSCT's billet requirements. In fiscal 1997, BSCL produced 582,333 tons of billets. In fiscal 1998, as part of its short-term strategy, the Company expects to commit approximately $10 million in capital to increase melt shop capacity to 650,000 tons and to improve overall plant operations. The Company is currently evaluating options for its long-term strategy. In order to increase annual capacity to 850,000 tons, the Company would have to commit approximately $20 million over 24 months. Both fixed cost per ton and variable cost per ton could be reduced by employing this increased capacity strategy.

   B. BSCT

      OPERATING CAPACITY. The Company's operating strategy for the rolling mill at BSCT continued to focus on expanding its merchant bar shape production. In fiscal 1997, BSCT produced 144,609 tons or a 51% increase over prior year. BSCT's production is expected to reach above 185,000 tons in 1998. However, this projection can vary and will depend on market demand and new sections to be introduced during the fiscal year. The total annual capacity of the plant is estimated at 225,000 tons depending on the product mix.

         BSCT produced only merchant bar shapes and customer specific sections in fiscal 1997. BSCT also has the ability to produce rebar. However, bar shape products have historically higher profit margins than rebar and the shapes produced at BSCT complement and enhance BSCL's existing range of structural shapes.

      CAPITAL IMPROVEMENTS. The Company expects to commit approximately $4 million on various capital projects at the Tennessee facility in fiscal 1998 on operations to reduce costs and increase productivity. The Company continues to look at long term capital spending needs that will benefit production while reducing costs.

   C. ACQUISITION PROGRAM AND TAX BENEFITS

      The Company may, from time to time, seek strategic acquisitions, such as the acquisition of the rolling mill from TVSC, in order to accelerate its growth, focusing on businesses which complement or expand the Company's current operations, such as businesses in the metals field or involving recycling operations. As of September 30, 1997, the Company had approximately $280 million of regular net operating loss carryforwards which could be used to offset taxable earnings of the Company, including the earnings of acquired entities, subject to certain limitations imposed by the Internal Revenue Code of 1986.

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

   STEEL STRUCTURAL SHAPES. BSCL's location on the Mississippi River, as well as its stocking locations in three additional regions of the country, provide access to vast markets in the eastern, midwestern, southern, and central portions of the United States. As a result, the Company competes in the structural shape market with several major domestic minimills in each of these regions. Depending on the region and product, the Company primarily competes with Nucor Corporation, Structural Metals, Inc., North Star Steel Co., Northwestern Steel and

Wire Company, Lake Ontario Steel Corporation, Birmingham Steel, and AmeriSteel, among others.

   BAR SHAPES. In fiscal 1998, the Company expects to sell BSCT's yearly production of bar shape products in a market that has ranged between 5.1 and 8.6 million tons during the last 10 years. Competitors in the region are AmeriSteel, Structural Metals, Inc., Nucor Corporation, Birmingham Steel, Roanoke Electric, North Star Steel Co., SMI/Owen Steel, and Marion Steel.

   REBAR. BSCT will produce rebar in varying quantities depending on economic and market trends. BSCT's main competitor will be AmeriSteel in Knoxville, TN. AmeriSteel, however, fabricates a large portion of its rebar in competition with independent fabricators who would be the target customers of BSCT. Independent fabricators opting not to buy from a competitor may create a significant niche for BSCT's rebar. Other competitors include SMI/Owen Steel, Birmingham Steel, Nucor Corporation, and New Jersey Steel.

   Foreign steel producers historically have not competed significantly with the Company in the domestic market for shape sales due to higher freight costs in the relatively low priced shape market. Foreign competition could increase, however, as a result of changes in currency exchange rates and increased steel subsidies by foreign governments.

RAW MATERIALS

   The Company's major raw material is steel scrap, which is generated principally from industrial, automotive, demolition, railroad, and other scrap sources and is primarily purchased directly by the Company in the open market through a large number of steel scrap dealers. The Company is able to efficiently transport scrap from suppliers throughout the inland waterway system and through the Gulf of Mexico, permitting it to take advantage of scrap purchasing opportunities far from its minimill, and to protect itself from supply imbalances that develop from time to time in specific local markets. In addition, unlike many other minimills, the Company, through its own scrap purchasing staff, buys scrap directly from scrap dealers and contractors rather than through brokers. The Company believes that its enhanced knowledge of scrap market conditions gained by being directly involved in scrap procurement on a daily basis, coupled with management's extensive experience in metals recycling markets, gives the Company a competitive advantage. The Company does not currently depend upon any single supplier for its scrap. No single vendor supplies more than 10% of the Company's scrap needs. The Company, on average, maintains a 25-day inventory of steel scrap.

   The Company has a program of buying directly from local scrap dealers and small peddlers for cash. Through this program, the Company has procured approximately 25% of its scrap at prices lower than those of large scrap dealers. The Company has also installed an automobile shredder, which is located at a site adjacent to the Louisiana facility, to produce shredded steel scrap, one of several types used by the Company. Mississippi River Recycling ("MRR"), a division of the Company, began operating the automobile shredder in late fiscal 1995. It is the Company's intention to expand MRR's business activities to processing other types of unprepared scrap which would be used by the Company decreasing the Company's demand on third parties for prepared scrap metal. During fiscal 1997, MRR supplied 12% of the Company's total scrap requirements.

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

     BSCT currently purchases billets on the open market to supply part of its billet requirements. The Company currently has competitive billet supply contracts with several vendors which expire on December 31, 1997. The Company currently is negotiating with several suppliers for calendar year 1998. The Company does not anticipate a problem with securing competitively priced billet contracts.

   The Company has not experienced any shortages or significant delays in delivery of these materials. The Company believes that an adequate supply of raw materials will continue to be available.

ENERGY

   The Company's manufacturing process at BSCL consumes large amounts of electrical energy and natural gas. The Company purchases its electrical service needs from Entergy pursuant to a contract originally executed in 1980 and extended in 1995 for a six year period. The base contract is supplemented to provide lower cost off-peak power and known maximums in higher cost firm demand power. In addition, the Company receives discounted peak power rates in return for Entergy's right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and, in prior years, have had negligible impact on operations; however, BSCL experienced an unusual number and duration of power curtailments in the fourth quarter of fiscal 1996 and 1997 due to generating and transmission failures at Entergy.

   BSCL's contract with Entergy contains a fuel adjustment clause which allows Entergy to pass on to their customers any increases in price paid for the various fuels used in generating electrical power and other increases in operating costs. This fuel adjustment applies to all of Entergy's consumers. In the fourth quarter of fiscal 1997, the Company experienced high fuel adjustment cost due to Entergy passing on the cost for an extended nuclear unit shutdown. If the price that Entergy pays for fuel, such as natural gas, increases, then BSCL's energy expense could increase. The Company believes that its utility rates at BSCL are competitive in the domestic minimill steel industry. As one of Entergy's largest customers, the Company has been able to obtain competitive rates. To a lesser extent, BSCL's manufacturing facility consumes quantities of natural gas via two separate pipelines serving the facility. BSCL purchases its natural gas on a month-to-month basis from a variety of suppliers. Natural gas expense increased slightly from 1996 to 1997. Historically, BSCL has been adequately supplied with electricity and natural gas and does not anticipate any significant curtailments in its operations resulting from energy shortages.

   BSCT's manufacturing process consumes both electricity and natural gas. BSCT purchases its electricity from Tennessee Valley Authority ("TVA"). Historically, TVA has had one of the lowest power rates in the country. In 1995, the Company negotiated a ten year contract at a favorable rate with TVA and has no reason to believe that a similar contract will not be renewed upon similar terms. The Harriman, Tennessee area is served by only two gas pipelines, (Tennessee Pipeline and East Tennessee Pipeline), both owned by Tenneco. Currently, BSCT does not have a direct interconnect with either pipeline so all gas for the plant must be purchased from a Local Distribution Company ("LDC"). Thus, BSCT must pay the wellhead price plus transportation charges and the LDC mark up. The Company believes this premium adds approximately $1 per ton to BSCT's cost structure. (This is not an uncommon arrangement throughout the industry.) In fiscal 1997, natural gas prices per ton charged increased by $1 per ton due largely to market forces.

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

   In the event of a release or discharge of a hazardous substance to certain environmental media, the Company could be responsible for the costs of remediating the contamination caused by such a release or discharge. In the last five years, the only environmental penalty assessed to the Company was a $2,500 fine levied in 1996 in conjunction with an Air Quality Notice of Violation issued by the Louisiana Department of Environmental Quality (the "LDEQ"). During fiscal 1997 the United States Public Interest Research Group ("USPIRG") filed a lawsuit in Louisiana against the Company for alleged violations of air quality regulations. USPIRG is asking the courts to award them their appropriate legal fees and assess appropriate penalties against the Company. The Company believes it has meritorious defenses to these charges. The Company believes it is in compliance, in all material respects, with applicable environmental requirements. The Company has a full-time manager who is responsible for monitoring the Company's procedures for compliance with such rules and regulations. The Company does not anticipate any substantial increase in its costs for environmental remediation or that such costs will have a material adverse effect on the Company's competitive position, operations or financial condition.

   The Company plans to close two storm-water retention ponds at the BSCL's minimill. The Company has conducted limited analysis of the effluents running into and out of the ponds. This analysis confirms there is little potential for contamination. Based on this preliminary analysis, the Company does not believe that future clean-up costs, if any, will be material. The Company has been working with the LDEQ to develop a sampling plan to analyze the contents of the pond sediments. The results of such sampling could indicate a greater level of contaminants than suggested by the Company's limited testing. In such case, the costs of clean up could be higher than the Company now believes. Until such sampling is completed, however, it is impossible to estimate such costs.

   The Company's minimill is classified, in the same manner as similar steel mills in the industry, as generating hazardous waste due to the production of dust that contains lead, cadmium, and chromium. The Resource Conservation and Recovery Act regulates the management of such emission dust from electric arc furnaces. The Company currently collects the dust resulting from its melting operation through an emissions control system and manages it through an approved waste recycling firm. The dust management costs were approximately $2.0 million in fiscal 1995, $2.0 million in fiscal 1996 and $1.3 million in fiscal 1997. The recycling costs declined in fiscal 1997 due to increases in recycling competition and implementation of a new dust recycling contract. In fiscal 1990, a small quantity of dust containing very low concentrations of radioactive material inadvertently entered the scrap stream on one occasion. All of the dust containing such material was captured by the emissions control system and is being held pending a decision as to its appropriate disposal. The Company has estimated that the ultimate cost of disposal of such dust will be approximately $500,000.

   The Company's future expenditures for installation of environmental control facilities are difficult to predict. Environmental legislation, regulations and related administrative policies are constantly changing. Environmental issues are also subject to differing interpretations by the regulated community, the regulating authorities and the courts. Consequently, it is difficult to forecast expenditures needed to comply with future regulations. Therefore, at this time, the Company cannot estimate those costs associated with compliance and the effect the upcoming regulations will have on the Company's competitive position, operations, or financial condition. In fiscal 1997, the Company spent approximately $200,000 on various environmental capital projects. In fiscal 1998, the Company intends to spend approximately $900,000 on various environmental capital projects.

   TVSC, the prior owners of the BSCT facility, had entered into a Consent Agreement and Order (the "Voluntary Consent Order") under the Tennessee Department of Environment and Conservation's voluntary clean-up program. The Company, in acquiring the assets of TVSC, has entered into a Voluntary Consent Order. The Company's Voluntary Consent Order is supplemental to the previous TVSC Consent Order and does not effect the continuing validity of the TVSC order and agreement. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessment which are components of a required, structured investigative, remedial, and assessment process. The definitive asset purchase agreement between the Company and TVSC provided for $2.0 million of the purchase price to be held in escrow and applied to costs incurred by the Company for activities pursuant to the Voluntary Consent Order (with an additional $1.0 million to be held for one year for such costs and other costs resulting from a breach of TVSC's representations and warranties in the agreement). As of September 30, 1997, investigative, remedial, and risk assessment activities have resulted in expenses of approximately $1.3 million. At this time, the Company does not expect the costs of resolution of the Voluntary Consent Order to exceed monies provided by the escrow agreement.

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

STRIKE/CORPORATE CAMPAIGN IMPACT UPON THE COMPANY

   GENERAL. On March 21, 1993, the United Steelworkers of America Local 9121 (the "Union") initiated a strike after the parties failed to reach agreement on a new labor contract due to differences on economic issues. As a result of a strategic contingency plan, the Company was able to avoid complete suspension of operations by operating the minimill with fewer workers and by utilizing a combination of temporary replacement workers, strikers who returned to work, and salaried employees. On September 23, 1996, the Company and Union entered into a settlement agreement which, among other issues, resulted in a new six year labor contract. The Company considers the contract terms to be favorable. The Company incurred in fiscal 1997 some one-time expenditures, such as employment physicals and drug tests, training for returning workers and existing workers, extra security, and legal expenses for arbitration cases related to disciplinary action.

   In August 1993, the Union announced a corporate campaign designed to bring pressure on the Company from individuals and institutions with direct financial or other interests in the Company. The Company filed a lawsuit in federal court in Delaware under the Racketeer Influenced Corrupt Organizations Act ("RICO") against the Union for their conduct in connection with this campaign. On October 29, 1997, the Company reached an agreement with the Union, the effect of which was not material to the financial position or results of operations of the Company.

   The Company incurred non-production strike and corporate campaign expenses of $1.0 million in fiscal year 1995, $1.8 million in fiscal year 1996, and $3.3 million in fiscal year 1997. Non-production strike and corporate campaign expenses should be minimal after the first quarter of 1998 due to the resolution of the strike and RICO lawsuit.

   In conjunction with the acquisition of the assets of TVSC the Union filed certain charges with the National Labor Relations Board ("NLRB"). On August 16, 1996, the Company reached a settlement with the Union which was approved by the NLRB. A seven and one half year labor agreement was negotiated and ratified on May 16, 1997. The Company considers the contract terms to be favorable.


EMPLOYEES

   As of September 30, 1997, the Company had 563 employees, of whom 151 were salaried office, supervisory, sales personnel and non-exempt workers, and 412 were hourly employees. Approximately 400 are covered by labor contracts. During the later part of October and early November of 1996, the Company began the process of bringing back the eligible employees that were previously on strike. All returning employees have been integrated into the work force and there are no cases in arbitration relative to employment status and the Company believes that employee relations are good.

ITEM 2. PROPERTIES

   The Company's principal operating properties are listed in the table below. The Company believes that its properties and warehouse facilities are suitable and adequate to meet its needs and that the size of its warehouse facilities is sufficient to store the level of inventory necessary to support its level of distribution.

   LOCATION                                          PROPERTY

LaPlace, Louisiana                  Approximately 287 acres of land, including a
                                    shredder, melt shop, rolling mill, related equipment, a 75,000 square foot warehouse, and dock facilities situated on state-leased waterbottom in the Mississippi River.

Harriman, Tennessee                 Approximately 198 acres of land, 175,000
                                    square feet of steel mill buildings,
                                    including a melt shop (which the Company does not intend to use), warehouse, a rolling mill, and related equipment.

Chicago, Illinois                   Approximately 7 acres of land, a dock on the
                                    Calumet River, and buildings, including a recently renovated 100,000 square foot warehouse.

Tulsa, Oklahoma                     63,500 square foot warehouse facility with a
                                    dock on the Arkansas River system. Located on land under a long-term lease. The original term of the lease is from April 1, 1989 through March 31, 1999; the Company has two 10-year renewal options through March
                                    31, 2019.

Pittsburgh, Pennsylvania            112,000 square foot leased warehouse
                                    facility with a dock on the Ohio River. The original term of the lease was from January
                                    1, 1987 through June 30, 1992; the Company is in the second of three 5-year renewal options through June 30, 2007.

Louden County, Tennessee            Approximately 25 acres of undeveloped land
                                    along the Tennessee River, available for future use as a stocking location.

ITEM 3. LEGAL PROCEEDINGS

   See "Business--Strike/Corporate Campaign and Impact Upon the Company", "Business--Environmental Matters", "Business--Safety and Health Matters" , and "Footnotes to Consolidated Financial Statements" for fiscal 1997. The Company is not involved in any pending legal proceedings which involve claims for damages exceeding 10% of its current assets. The Company is not a party to any material pending litigation which, if decided adversely, would have a significant impact on the business, income, assets, or operation of the Company, and the Company is not aware of any material threatened litigation which might involve the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended September 30, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S CLASS A COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   MARKET INFORMATION AND STOCK PRICE

   The Class A Common Stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol BYX. The approximate number of stockholders of record on October 31, 1997 was 371. In addition, there are approximately 3,000 shareholders whose stock is held in street name. The stock has been trading since July 27, 1988. The closing price per share on October 31, 1997 was $3.375. The following tables set forth the high and low prices for the periods indicated.

                                           SALES PRICE PER SHARE
                                   ---------------------------------------------
                                    FISCAL YEAR 1997          FISCAL YEAR 1996
                                   -------------------       -------------------
                                    HIGH         LOW          HIGH         LOW
                                   ------       ------       ------       ------
        October-December ...       $4.000       $2.500       $5.375       $3.813
        January-March ......        3.250        2.250        4.750        3.875
        April-June .........        3.688        2.125        4.500        3.625
        July-September .....        5.625        3.375        4.000        2.750

   There is no public trading market for the Class B Common Stock and the Class C Common Stock.

   DIVIDENDS

   The Company's ability to pay dividends to Class A Common Stock stockholders is subject to restrictive covenants under the Indenture pursuant to which the Company's 101/4% First Mortgage Notes due 2001 (the "101/4% Notes") were issued, the Preferred Stock and Warrant Purchase Agreement, and the Company's line of credit. See "Notes 6, 7, 14, and 15 of the Consolidated Financial Statements" section of the 1997 Annual Report.


ITEM 6. SELECTED FINANCIAL DATA

   Set forth below is summary consolidated financial information for the Company since 1993.

                          SUMMARY FINANCIAL INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                                                  AS OF AND FOR YEARS ENDED SEPTEMBER 30,
                                                                      -------------------------------------------------------------
                                                                         1997         1996         1995         1994         1993
                                                                      ---------    ---------    ---------    ---------    ---------
INCOME STATEMENT DATA:
   Net Sales ......................................................   $ 232,161    $ 204,426    $ 185,772    $ 160,823    $ 136,008
   Cost of Sales ..................................................     209,930      188,453      162,158      144,314      128,033
                                                                      ---------    ---------    ---------    ---------    ---------
   Gross Profit ...................................................      22,231       15,973       23,614       16,509        7,975
   Selling, General and Administrative ............................       6,311        6,273        5,312        3,925        3,986
   Non-Production Strike and Corporate Campaign Expenses ..........       3,323        1,768        1,000          996        3,162
                                                                      ---------    ---------    ---------    ---------    ---------
   Operating Income ...............................................      12,597        7,932       17,302       11,588          827
   Interest Expense ...............................................      (8,962)      (8,635)      (7,821)      (7,670)      (8,261)
   Interest Income ................................................          12          147          543          280          193
   Miscellaneous ..................................................         187          871          431          162          502
                                                                      ---------    ---------    ---------    ---------    ---------
   Income (Loss) Before Taxes .....................................       3,834          315       10,455        4,361       (6,739)
   Provision for Taxes ............................................          50            0          118         --           --
                                                                      ---------    ---------    ---------    ---------    ---------
   Income (Loss) Before Cumulative Effect of Accounting
     Change and Extraordinary Items ...............................       3,784          315       10,337        4,361       (6,739)
   Extraordinary Items ............................................        --           --           --         (5,468)         585
                                                                      ---------    ---------    ---------    ---------    ---------
   Net Income (Loss) ..............................................   $ 3,784 (1)  $ 315 (1)    $10,337 (1)  $  (1,107)   $  (6,154)
                                                                      =========    =========    =========    =========    =========

BALANCE SHEET DATA:
   Working Capital ................................................   $  72,031    $  70,090    $  73,301    $  65,186    $  32,389
   Total Assets ...................................................     196,465      199,272      197,076      156,068      138,280
   Total Debt .....................................................      83,540       85,142       85,751       76,076       54,817
   Preferred Stock ................................................      13,089       10,489       12,239         --           --
   Common Stockholders' Equity ....................................   $  71,512    $  70,382    $  72,605    $  60,124    $  61,231

(1) In fiscal 1995, 1996, and 1997 income (loss) applicable to common shares after dividends accrued and accretion on Preferred Stock was $9.6, ($2.3), and $1.2 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

   The requirements to satisfy these items are incorporated by reference to the "Management's Discussion and Analysis" section of the 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statement and supplementary data information required by this item is incorporated by reference to the "Consolidated Financial Statements" and "Footnotes to Consolidated Financial Statements" sections of the 1997 Annual Report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

   Information regarding Directors and Executive Officers is incorporated by reference to the "Information with respect to Board of Directors" section of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   The beneficial ownership of the Company's common stock as of October 31, 1997, by persons, other than Directors and Officers, known to the Company to be beneficial owners of more than 5% of the outstanding common stock is incorporated by reference to the "Security Ownership of Certain Beneficial Owners" section of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

   SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

   The beneficial ownership of the Company's common stock of all Directors and Executive Officers is incorporated by reference to the "Information with respect to Board of Directors" section of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Additional information regarding certain relationships and related transactions is incorporated by reference to the "Certain Transaction" section of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and to the "Notes to Consolidated Financial Statements" section of the 1997 Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(I) FINANCIAL STATEMENTS

   The Consolidated Financial Statements are incorporated herein by reference to the Company's 1997 Annual Report to Stockholders and the Accountant's Report relating to the Consolidated Financial Statements and Notes thereto.

   (II) FINANCIAL STATEMENT SCHEDULES                                  10-K PAGE

   Auditor's Opinion Relating to Schedule..............................  15
   Schedule II Valuation and Qualifying Accounts for the three years ended September 30, 1997...........................................  17

   Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements submitted.


(B)REPORTS ON FORM 8-K

No reports were filed on Form 8-K by the Registrant during the fourth quarter of fiscal year 1997.

                                LIST OF EXHIBITS

NUMBER                               EXHIBIT

 3.1 Third Restated Certificate of Incorporation of the Company (incorporated by reference herein to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).
 3.2 Restated By-laws of the Company (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).
 4.1 Specimen Certificate for Class A Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).
 4.1A Form of Indenture (including form of First Mortgage Note) between the Company and First National Bank of Commerce as trustee (the "Trustee") (incorporated herein by reference to Amendment No. 4 to Registration Statement on Form S-1 (No 33-72-486)).
 4.2 Form of Mortgage granted by the Company and Subsidiary Guarantors to the Trustee (Louisiana) (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33- 72486)).
 4.3 Form of Mortgage, Assignment of Rents and Leases and Security Agreement from the Company to the Trustee (Non-Louisiana) (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-72486)).
 4.4 Form of Mortgage, Assignment of Rents and Leases and Security Agreement from Subsidiary Guarantors to the Trustee (Non-Louisiana) (incorporated herein by reference to Amendment No. 1 to this Registration Statement on Form S-1 (No. 33-72486)).
 4.5 Form of Security Agreement between the Company and the Trustee (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (No 33-72486)).
 4.6 Form of Subsidiary Security Agreement between Subsidiary Guarantors and the Trustee (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-72486)).
 4.7 Form of Intercreditor Agreement between the Trustee and Chemical Bank, as agent under the Credit Agreement (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-72486)).
 4.8 Form of Subsidiary Guarantee between each recourse subsidiary of the Company and the Trustee (incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (No 33- 72486)).
 4.9 Form of Release of Federal Income Tax Ownership and Agreement between the Trustee and the Company, Voest-Alpine A.G. and Howard M. Meyers (incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-72486)).
 4.21 Stock Purchase Agreement dated August 28, 1986, between BSAC and the purchasers of the Company's Class A Common Stock and Preferred Stock (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).
 4.22 Stock Purchase Agreement dated August 28, 1986, between BSAC and RSR, the sole purchaser of the Company's Class B Common Stock (incorporate herein by reference to Registration Statement on Form S-1 (No. 33-22603)).
 4.23 Stock Purchase Agreement dated August 28, 1986, between BSAC and Allen & Company, Incorporated (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-22603)).
 4.24 Agreement between the Company and the holders of Preferred Stock dated as of July 26, 1988 (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).
10.1 Employment Letter dated July 26, 1988, between Howard M. Meyers and the Company (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).
10.2 (i) Agreement dated November 11, 1981, between Amoco Tax Leasing I Corporation ("Amoco") and the Company, (ii) letter dated December 7, 1981 from Voest-Alpine A.G. ("VA") and Voest-Alpine International Corporation ("VAIC") to Amoco, and (iii) letter dated November 11, 1981 from VAIC, Honen Investissements SARL, Barzel Investissements SARL, Anku Foundation, Raphaely Steel Investments, N.V., Landotal Properties, Inc., Canota Investments, Ltd., S.A. and Beruga Establishment and VA to Amoco (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).
10.8    Warehouse (Stocking Location) Leases.
        (i) Leetsdale, Pennsylvania (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).
        (ii) Catoosa, Oklahoma (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989).
10.12 Security Agreement dated as of June 28, 1989, as amended and restated through November 23, 1993, among the Company, the Lenders named in the Credit Agreement, and Chemical Bank, as agent (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-72486)).
10.13 Intercreditor Agreement dated as of November 23, 1993 between First National Bank of Commerce and Chemical Bank as agent under the Credit Agreement (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-72486)).
10.15 First Amendment dated as of November 22, 1993 to the Loan Agreement dated as of January 9, 1991 between the Company and Hibernia National Bank (incorporated herein by reference to Registration Statement on Form S-1 (No. 72486)).
10.17 First Amendment dated as of November 22, 1993 to Mortgage, Security Agreement and Financing Statement dated as of January 9, 1991 by the Company in favor of Hibernia National Bank (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-72486)). 13

NUMBER                               EXHIBIT

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Bayou Steel Corporation

   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements as of September 30, 1997 and 1996 and for each of the three years in the period ended September 30, 1997 included in Bayou Steel Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 19, 1997. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP

New Orleans, Louisiana
November 19, 1997

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

       SIGNATURE                    TITLE                            DATE

/S/ HOWARD M. MEYERS         Chairman of the Board, Chief       December 8, 1997
    Howard M. Meyers         Executive Officer and Director

/S/ JERRY M. PITTS           President, Chief Operating         December 8, 1997
    Jerry M. Pitts           Officer and Director

/S/ RICHARD J. GONZALEZ      Vice President, Chief Financial    December 8, 1997
    Richard J. Gonzalez      Officer, Treasurer and Secretary

/S/ LAWRENCE E. GOLUB        Director                           December 8, 199
    Lawrence E. Golub

/S/ MELVYN IN. KLEIN         Director                           December 8, 1997
    Melvyn in. Klein

/S/ ALBERT P. LOSPINOSO      Director                           December 8, 1997
    Albert P. Lospinoso

/S/ STANLEY S. SHUMAN        Director                           December 8, 1997
    Stanley S. Shuman

/S/ JEFFREY P. SANGALIS      Director                           December 8, 1997
    Jeffrey P. Sangalis

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

                                                                  BALANCE AT         ADDITIONS                              BALANCE
                                                                 BEGINNING OF       CHARGED TO                             AT END OF
                      DESCRIPTION                                   PERIOD           EXPENSES            OTHER(1)            PERIOD
                                                                   --------          ---------           --------           --------
September 30, 1997
     Allowance for doubtful accounts ....................          $352,965          $ 143,393           $  4,101           $500,459
                                                                   --------          ---------           --------           --------
September 30, 1996
     Allowance for doubtful accounts ....................          $567,970          $(186,039)          $(28,966)          $352,965
                                                                   --------          ---------           --------           --------
September 30, 1995
     Allowance for doubtful accounts ....................          $617,497          $ (53,204)          $  3,677           $567,970
                                                                   --------          ---------           --------           --------

(1)  (Write-offs)/recoveries of uncollectible accounts.