Form 10-Q
period 1997-12-31
BAYOU STEEL CORP
filed 1998-02-02
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                      SHARES OUTSTANDING AT DECEMBER 31, 1997
-----------------------------------      ---------------------------------------
Class A Common Stock, $.01 par value                    10,613,380
Class B Common Stock, $.01 par value                     2,271,127
Class C Common Stock, $.01 par value                           100
                                                        ----------
                                                        12,884,607
                                                        ==========

                             BAYOU STEEL CORPORATION

                                      INDEX



                                                                         PAGE
PART I.     FINANCIAL INFORMATION                                       NUMBER
                                                                        ------
            Item 1.     Financial Statements

                        Consolidated Balance Sheets --
                        December 31, 1997 and
                        September 30, 1997                                  3

                        Consolidated Statements of
                        Operations -- Three Months Ended
                        December 31, 1997 and 1996                          5

                        Consolidated Statements of Cash
                        Flows -- Three Months Ended
                        December 31, 1997 and 1996                          6

                        Notes to Consolidated Financial
                        Statements                                          7

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition --
                        Results of Operations                              12
                        Liquidity and Capital Resources                    14

PART II.    OTHER INFORMATION

            Item 6.     Exhibits and reports on Form 8-K                   16

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               (UNAUDITED)      (AUDITED)
                                               DECEMBER 31,    SEPTEMBER 30,
                                                   1997            1997
                                              ------------       ------------
CURRENT ASSETS:

  Cash and temporary cash investments         $  3,400,715       $   971,477
  Receivables, net of allowance for
   doubtful accounts of $567,800 in 1998
   and $500,459 in 1997                         30,656,755         27,162,056
  Inventories                                   70,243,822         75,022,554
  Prepaid expenses                                 380,900            239,161
                                              ------------       ------------
      Total current assets                     104,682,192        103,395,248
                                              ------------       ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                           3,790,398          3,790,399
  Machinery and equipment                      111,102,661        110,028,977
  Plant and office building                     21,265,578         21,265,577
                                              ------------       ------------
                                               136,158,637        135,084,953
  Less-Accumulated depreciation                (46,362,933)       (44,946,654)
                                              ------------       ------------
      Net property, plant and equipment         89,795,704         90,138,299
                                              ------------       ------------
OTHER ASSETS                                     2,715,393          2,931,507
                                              ------------       ------------
      Total assets                            $197,193,289       $196,465,054
                                              ============       ============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               (UNAUDITED)       (AUDITED)
                                               DECEMBER 31,     SEPTEMBER 30,
                                                   1997            1997
                                              ------------       ------------
CURRENT LIABILITIES:
  Current maturities of long-term debt        $  3,025,508       $  3,040,257
  Accounts payable                              18,914,870         23,749,765
  Accrued liabilities                            6,938,605          4,574,144
                                              ------------       ------------
      Total current liabilities                 28,878,983         31,364,166
                                              ------------       ------------
LONG-TERM DEBT                                  79,750,000         80,500,073
                                              ------------       ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK                      13,195,239         13,089,010
                                              ------------       ------------
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value -
      Class A: 24,271,127 authorized,
               10,613,380 outstanding              106,134            106,134
      Class B:  4,302,347 authorized,
                2,271,127 outstanding               22,711             22,711
      Class C         100 authorized &
                          outstanding                    1                  1
                                              ------------       ------------
      Total common stock                           128,846            128,846

  Paid-in capital                               47,769,034         47,769,034
  Retained earnings                             27,471,187         23,613,925
                                              ------------       ------------
      Total common stockholders' equity         75,369,067         71,511,805
                                              ------------       ------------
      Total liabilities & common
            stockholders' equity              $197,193,289       $196,465,054
                                              ============       ============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                       DECEMBER 31,
                                              -------------------------------
                                                  1997               1996
                                              ------------       ------------
NET SALES                                     $ 66,347,841       $ 54,864,911

COST OF SALES                                   58,210,196         52,052,301
                                              ------------       ------------

GROSS PROFIT                                     8,137,645          2,812,610

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                        1,491,083          1,616,083

NON-PRODUCTION STRIKE AND
 CORPORATE CAMPAIGN EXPENSES                        48,925            794,153
                                              ------------       ------------
OPERATING INCOME                                 6,597,637            402,374
                                              ------------       ------------
OTHER INCOME (EXPENSE):
 Interest expense                               (2,088,314)        (2,219,683)
 Interest income                                    42,296              2,417
 Miscellaneous                                      49,468             12,280
                                              ------------       ------------
                                                (1,996,550)        (2,204,986)
                                              ------------       ------------
INCOME (LOSS) BEFORE TAXES                       4,601,087         (1,802,612)

PROVISION FOR INCOME TAXES                          93,845              --
                                              ------------       ------------
NET INCOME (LOSS)                                4,507,242         (1,802,612)

DIVIDENDS ACCRUED AND ACCRETION ON
 PREFERRED STOCK                                  (649,980)          (649,980)
                                              ------------       ------------
INCOME (LOSS) APPLICABLE TO COMMON
 AND COMMON EQUIVALENT SHARES                 $  3,857,262       $ (2,452,592)
                                              ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING           13,707,029         13,707,029

BASIC EARNINGS PER SHARE                      $        .30       $       (.19)
                                              ============       ============
DILUTED EARNINGS PER SHARE                    $        .28       $       (.19)
                                              ============       ============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                       DECEMBER 31,
                                              -------------------------------
                                                  1997               1996
                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $  4,507,242       $ (1,802,612)
  Depreciation                                   1,416,279          1,422,155
  Amortization                                     216,114            288,280
  Provision for losses on accounts
   receivable                                       67,341             56,033

  Changes in working capital:
     (Increase) decrease in receivables         (3,562,040)         2,949,811
     Decrease in inventories                     4,778,732          1,291,798
     (Increase) in prepaid expenses               (141,739)          (548,281)
     (Decrease) in accounts payable             (4,834,895)        (5,883,542)
     Increase in accrued liabilities             2,364,461          1,146,438
                                              ------------       ------------
      Net cash provided by (used in)
       operations                                4,811,495         (1,079,920)
                                              ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant
    and equipment                               (1,073,684)          (762,680)
                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                --              3,300,000
  Payments of long-term debt                      (764,822)           (26,409)
  (Increase) in other assets                         --                 (4,599)
  Payments of dividends on preferred stock        (543,751)        (2,175,000)
                                              ------------       ------------
      Net cash (used in) provided by
       financing activities                     (1,308,573)         1,093,992
                                              ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
 TEMPORARY CASH INVESTMENTS                      2,429,238           (748,608)

CASH AND TEMPORARY CASH INVESTMENTS,
  beginning balance                                971,477            748,608
                                              ------------       ------------
CASH AND TEMPORARY CASH INVESTMENTS,
  ending balance                              $  3,400,715       $     --
                                              ============       ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the period for:
    Interest (net of amounts capitalized)     $    180,121       $    297,448
    Income taxes                              $     40,394       $     --

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997
                                   (UNAUDITED)

1)    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to those rules and regulations. However, all adjustments which, in the opinion of management, are necessary for fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 1997.

      The accompanying financial statements include the consolidated accounts of Bayou Steel Corporation ("BSCL") and Bayou Steel Corporation (Tennessee) ("BSCT") (collectively referred to herein as the "Company") after elimination of all significant intercompany accounts and transactions.

      The results for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1998.

2)    INVENTORIES

      Inventories consisted of the following:

                                              (UNAUDITED)         (AUDITED)
                                             DECEMBER 31,        SEPTEMBER 30,
                                                 1997                1997
                                             -------------       ------------
      Scrap steel                            $   3,508,488       $  5,623,964
      Billets                                    5,521,481          4,799,025
      Finished product                          44,161,476         46,717,869
      LIFO adjustments                          (2,837,626)        (2,497,697)
                                             -------------       ------------
                                                50,353,819         54,643,161
      Mill rolls, operating
        supplies, and other                     19,890,003         20,379,393
                                             -------------       ------------
                                             $  70,243,822       $ 75,022,554
                                             =============       ============

      Inventory valuations are based on last-in, first-out ("LIFO") estimates of year-end levels and prices. Actual LIFO inventories will not be known until year-end quantities and indices are determined.

3)    LONG-TERM DEBT

      Long-term debt included the following:

                                              (UNAUDITED)          (AUDITED)
                                             DECEMBER 31,        SEPTEMBER 30,
                                                 1997                1997
                                             -------------       ------------
      First Mortgage Notes                   $  75,000,000       $ 75,000,000
      Term Loan                                  7,750,000          8,500,000
      Other notes payables                          25,508             40,330
                                             -------------       ------------
                                                82,775,508         83,540,330

      Less-current maturities                    3,025,508          3,040,257
                                             -------------       ------------
                                             $  79,750,000       $ 80,500,073
                                             =============       ============

      The Company entered into a five-year term loan agreement for $10 million as a result of the purchase of BSCT. The term loan agreement calls for quarterly principal payments of $750,000 through March 31, 1999 and $1.0 million beginning June 30, 1999 through December 31, 1999. The remaining $1.0 million principal payment is due on maturity of June 20, 2000. The term loan agreement bears interest on a sliding scale based on a quarterly leverage ratio, as defined. As of December 31, 1997, the interest rate was LIBOR plus 2% or approximately 8%.

      The Company has a $75 million note bearing interest at 10.25%. The note will be redeemable, in whole or in part, at any time on or after March 1, 1998 initially at 103.33% declining ratably to par on March 1, 2000. No principal payments are due until maturity in 2001.

4)    SHORT-TERM DEBT

      The Company has a revolving line of credit agreement which will be used for general corporate purposes. The terms of the agreement call for available borrowings up to $45 million, including outstanding letters of credit, using a borrowing base derived as a certain percentage of accounts receivable and inventories. The amount available as of December 31, 1997 was $35 million, net of $1.8 million outstanding letters of credit. There were no borrowings under the line of credit as of December 31, 1997 and September 30, 1997.

5)    TAXES

      As of December 31, 1997, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $280 million and $262 million available to offset against regular tax and alternative minimum tax, respectively. The NOLs will expire in varying amounts through fiscal 2011. A substantial portion of the available NOLs, approximately $151.2 million, expires by fiscal 2000.

6)    PREFERRED STOCK AND WARRANTS

      The Company issued 15,000 shares of its redeemable preferred stock and warrants to purchase six percent of its common stock (or 822,422 Class A shares) at a nominal amount. The Company valued the 15,000 shares of preferred stock sold at $12,121,520, after deducting $2,878,480 for the market value of the warrants issued.

      The holders of the preferred stock are entitled to receive quarterly dividends at a rate of 14.5% per annum. If a quarterly dividend payment is not made by the end of a quarter, the rate will increase by 3%. In addition, the holders have a right to additional warrants, approximately 77,000 shares, in the event that any two consecutive quarterly payments are missed or other defined events take place.

      The carrying amount of the preferred stock will increase by periodic accretion of the difference between the recorded value of the stock at the date of issuance and the redemption value from 1995 through the mandatory redemption date of June 20, 2002. The preferred stock is mandatorily redeemable by the Company on June 20, 2002; however, the Company can redeem at any time after June 20, 1996, initially at 113.0% of the outstanding balance, plus accrued dividends to the date of redemption, and declining ratably to par on June 20, 2000.

7)    EARNINGS PER SHARE

      In fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("FAS 128"). As a result, reported earnings per share for the first quarter of fiscal 1997 were restated. The effect of this accounting change on previously reported earnings per share ("EPS") for the three months ended December 31, 1996 was as follows:

      Primary earnings per share, as reported         $ (.18)
      Effect FAS 128                                    (.01)
      Basic EPS, as restated                            (.19)

      Fully diluted EPS, as reported                  $ (.18)
      Effect FAS 128                                    (.01)
      Diluted EPS, as restated                          (.19)

      Basic earnings per share was computed by deducting dividends accrued and accretion on preferred stock from net income then dividing this amount by the weighted average number of outstanding common shares of 12,884,607 during the three months ended December 31, 1997 and 1996. In connection with the issuance of redeemable preferred stock discussed in Note 6, the Company reserved 822,422 shares of its Class A Common Stock for issuance upon exercise of the outstanding warrants at a nominal exercise price. Diluted earnings per share for the three months ended December 31, 1997 and 1996 was determined on the assumption that the outstanding warrants were exercised and are considered common stock equivalents.

8)    MISCELLANEOUS

      Miscellaneous income and expense for the three months ended December 31, 1997 and 1996 included:

                                              (UNAUDITED)      (UNAUDITED)
                                                 1997             1996
                                              ---------         ---------
      Discounts earned                        $  50,198         $  40,143
      Provision for bad debts                   (67,341)          (56,033)
      Other                                      66,611            28,170
                                              ---------         ---------
                                              $  49,468         $  12,280
                                              =========         =========

9)    COMMITMENTS AND CONTINGENCIES

STRIKE AND CORPORATE CAMPAIGN

      On March 21, 1993, the United Steelworkers of America Local 9121 (the "Union") initiated a strike after the parties failed to reach agreement on a new labor contract due to differences on economic issues. On September 23, 1996, the Company and Union entered into a settlement agreement which, among other issues, resulted in a new labor contract, ending the strike.

      In August 1993, the Union announced a corporate campaign designed to bring pressure on the Company from individuals and institutions with direct financial or other interests in the Company. The Company filed a lawsuit in federal court in Delaware under the Racketeer Influenced Corrupt Organizations Act ("RICO") against the Union for its conduct in connection with this campaign. Non-production strike and corporate campaign expenses include legal and other charges incurred by the Company in connection with its suit against the Union. In the first quarter of fiscal 1998, the Company reached an agreement with the Union the effect of which was not material to the financial position or results of operations of the Company.

ENVIRONMENTAL

      The Company is subject to various federal, state, and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solids and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in some respects have not met all of the applicable standards promulgated pursuant to such laws and regulations. During fiscal 1997, the United States Public Interest Research Group ("USPIRG") filed a lawsuit in Louisiana against the Company for alleged violations of air quality regulations. USPIRG is asking the courts to award them their appropriate legal fees and assess appropriate penalties against the Company. The Company believes it has meritorious defenses to these charges. The Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance (including the ultimate resolution of the USPIRG matter discussed above) will not have a material adverse effect on the Company's competitive position, operations or financial condition or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures at its Louisiana facility to address previously contaminated sites. Also, the Company is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation. At December 31, 1997 and 1996, the Company has accrued loss contingencies for environmental matters.

      TVSC, the prior owners of the BSCT facility, had entered into a Consent Agreement and Order (the "Voluntary Consent Order") under the Tennessee Department of Environment and Conservation's voluntary clean up program. The Company, in acquiring the assets of TVSC, has entered into a similar order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial process. As of December 31, 1997, investigative, remedial and risk assessment activities have resulted in expenses of approximately $1.3 million. Estimates indicate that the future cost for remediating the affected areas ranges from $400,000 for the lowest cost remedy to $1.3 million for higher cost remedy.

      The definitive asset purchase agreement between the Company and TVSC provided for $2.0 million of the purchase price to be held in escrow and applied to costs incurred by the Company for activities pursuant to the Voluntary Consent Order (with an additional $1.0 million to be held for such costs and other costs resulting from a breach of TVSC's representations and warranties in the agreement). At this time, the Company does not expect the costs of resolution of the Voluntary Consent Order to exceed funds provided by the escrow fund. If during the remedial investigation significantly more extensive or more toxic contamination is found, then costs could be greater than those estimated, and to the extent these costs exceeded the escrow funds, the Company would be liable to cover such amounts, if any.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION

      The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operation included as part of the Company's Annual Report on Form 10-K as of and for the year ended September 30, 1997.

RESULTS OF OPERATION

      The Company reported net income of $4.5 million before dividends accrued and accretion on preferred stock in the first quarter of fiscal 1998 (ended December 31, 1997) compared to a net loss of $1.8 million for the comparable period of fiscal 1997. The $6.3 million improvement was primarily the result of a strong market for the Company's products and to a lesser extent, reduced production costs. Comparing the first quarter of fiscal 1998 to the same period in the prior year, shape shipment tons increased 14%, average selling price per ton increased 6% and conversion costs at BSCL decreased by 4%. BSCL was adversely affected in the first quarter of last fiscal year by an outage at the facility and the costs of returning striking employees. BSCT recorded its second consecutive quarterly profit, despite a fire at the facility, during the first quarter of fiscal 1998 compared to a loss of $1.3 million during the first quarter of the prior year.

      The following table sets forth shipment and sales data:

                                                   THREE MONTHS ENDED
                                                       DECEMBER 31,
                                                ------------------------
                                                  1997            1996
                                                --------        --------
       Net Sales (in thousands)                 $ 66,348        $ 54,865
       Shape Shipment Tons                       183,261         160,474
       Shape Selling Price Per Ton              $    356        $    336

A.     SALES

      Net sales increased in the first quarter of fiscal 1998 by 21% or $11.5 million compared to the same period of fiscal 1997. The increase was the result of an increase in shape shipments and selling prices. Shipments increased 14% or 22,787 tons to a record best quarter in the history of the Company. Shape selling price increased 6% or $20 per ton.

      SHAPES - The 14% increase in shape shipments in the first quarter of fiscal 1998 over the same period of fiscal 1997 is attributable to a strong economy and a good product mix. The total increase in tons shipped was comprised of 15,996 tons from the Louisiana facility and 6,791 from the Tennessee facility. The backlog of orders at BSCL at December 31, 1997 was $109 million or 71% higher than at December 31, 1996. The Tennessee facility backlog at December 31, 1997 was $24 million or 88% greater than at December 31, 1996.

      Overall selling prices increased by $20 per ton or 6% from the first quarter of fiscal 1997 to the first quarter of fiscal 1998. The selling price of shipments out of the Louisiana facility increased during this period by $16 per ton with the Tennessee facility experiencing an increase in selling price of $30 per ton over the first quarter of fiscal 1997. These increases are a result of favorable economic conditions and demand for the Company's products. In addition, BSCT's price increase was influenced by a better mix of products sold and increased acceptance of its products.

      BILLETS - Due to the high productivity of the Company's rolling mills, no billets were sold on the open market during the first fiscal quarter of 1998 and 1997. BSCT's demand for billets has been primarily satisfied by the purchase of billets on the open market at competitive prices while the Company supplied all of BSCL's rolling mill requirements. Depending on market conditions and its own rolling mill requirements, the Company may sell billets on an occasional and selective basis to domestic and export customers while purchasing additional billets for BSCT.

B.    COST OF GOODS SOLD

      Cost of goods sold was 88% of sales for the first quarter of fiscal 1998 compared to 95% of sales for the same period of fiscal 1997. This positive variance is primarily the result of the increase in both sales volume and price as well as conversion cost improvements.

      The major component of cost of goods sold is the raw material scrap. Scrap cost in the first quarter of fiscal 1998 increased $2 per ton compared to the same period last year. As with the demand for the Company's finished goods, scrap demand has also risen, to a lesser degree, thereby causing this increase. The Company has been able to control the availability and the cost of scrap to some degree by producing its own shredded scrap through Mississippi River Recycling, a division of BSCL. When compared with the same period in the prior year, the cost of scrap produced by this automobile shredding operation remained unchanged.

      Another significant portion of cost of goods sold is conversion cost, which includes labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Louisiana facility in the first quarter of fiscal 1998 compared to the same period of fiscal 1997 decreased by 4%. This is due to record productivity which resulted in increased production along with reduced spending. Also during the same period in the prior year, the Company experienced certain one time expenditures that were not repeated in the current period.

      BSCT conversion costs remained relatively constant in both periods indicating that the operations have stabilized since start-up in late fiscal 1995. In the first quarter of fiscal 1998, a fire broke out at the facility which suspended operations for two weeks. Except for incurring insurance deductibles of approximately $250,000, operations were not adversely affected. The incident may have a short-term impact on future sales as the mill builds finished goods inventories to pre-incident levels. The Company is pursuing reimbursement from its insurers for losses incurred related to property damage and business interruption resulting from the fire.

C.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expenses in the first quarter of fiscal 1998 compared to the comparable period of the prior fiscal year were approximately the same.

D.    NON-PRODUCTION STRIKE AND CORPORATE CAMPAIGN EXPENSES

      Non-production strike-related expenses have decreased significantly since the settlement of the RICO lawsuit and post-strike issues at the end of fiscal

1997. Costs are $.7 million less in the first quarter of fiscal 1998 when compared to the first quarter of fiscal 1997.

E.    NET INCOME

      Net income before dividends accrued and accretion on preferred stock was $6.3 million better in the first fiscal quarter of 1998 compared to the same period of fiscal 1997. The primary reasons for the increase in earnings were increased revenue from higher sales prices and volume increases, increased metal margins and decreased non-production strike and corporate campaign expenses. BSCT reported its first quarterly profit of $0.2 million in the fourth quarter of fiscal 1997 while the first quarter of fiscal 1998 results were slightly better than break-even due to the aforementioned fire. Management continues to monitor the viability of this operation closely.

LIQUIDITY AND CAPITAL RESOURCES

A.    CASH AND WORKING CAPITAL

      The Company ended the first fiscal quarter with $3.4 million in cash and no short-term borrowings. At December 31, 1997 current assets exceeded current liabilities by a ratio of 3.62 to 1.00. Working capital increased by $3.8 million to $75.8 million during the three months ended December 31, 1997.

      In the first three months of fiscal 1998, cash provided by operations was $4.8 million. Contributing to this increase was a decrease in inventories of $4.8 million caused by strong product demand. Cash from operations was offset by an increase in receivables of $3.6 million and a decrease in accounts payable of $4.8 million.

B.    CAPITAL EXPENDITURES

      Capital expenditures amounted to $1.1 million in the first quarter of fiscal 1998. These capital projects were for cost reduction, productivity enhancements, plant maintenance and safety and environmental programs. Depending on market conditions, the Company may spend approximately $15 million on various capital projects to reduce cost and increase productivity, enhance safety and environmental programs and maintain the plants.

OTHER COMMENTS

FORWARD-LOOKING INFORMATION

      This document contains various "forward-looking" statements which represent the Company's expectation or belief concerning future events. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: changes in the price of supplies, power, natural gas, purchased billets; changes in the selling price of the Company's finished products or the purchase price of steel scrap; weather conditions in the market area of the finished product distribution; unplanned equipment outages; and changing laws affecting labor, employee benefits cost and or environmental regulations.

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

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               None were filed during the first quarter of fiscal year 1998.

         (b)   Reports on Form 8-K

               None were filed during the first quarter of fiscal year 1998.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By /s/ RICHARD J. GONZALEZ
   Richard J. Gonzalez
   Vice President, Chief Financial Officer,
   Treasurer, and Secretary

Date: February 2, 1998