Form 10-Q
period 1998-03-31
BAYOU STEEL CORP
filed 1998-04-30
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998
                                      OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

               CLASS                      SHARES OUTSTANDING AT MARCH 31, 1998
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

            Item 1.     Financial Statements

                        Consolidated Balance Sheets --
                         March 31, 1998 and
                         September 30, 1997                               3

                        Consolidated Statements of
                         Operations -- Three Months and Six Months
                         Ended March 31, 1998 and 1997                    5

                        Consolidated Statements of Cash
                         Flows -- Six Months Ended March
                         31, 1998 and 1997                                6

                        Notes to Consolidated Financial
                         Statements                                       7

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations

                        Results of Operations                            12

                        Liquidity and Capital Resources                  14

PART II.    OTHER INFORMATION

            Item 4.     Submission of matters to a vote of
                        security holders                                 17

            Item 6.     Exhibits and reports on Form 8-K                 17

                         PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS


                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                               (UNAUDITED)         (AUDITED)
                                                MARCH 31,        SEPTEMBER 30,
                                                  1998               1997
                                              ------------       ------------

CURRENT ASSETS:
   Cash and temporary cash investments        $ 12,939,097       $    971,477
   Receivables, net of allowance for
     doubtful accounts of $560,970 in
     1998 and $500,459 in 1997                  28,584,415         27,162,056
   Inventories                                  71,600,102         75,022,554
   Prepaid expenses                                427,081            239,161
                                              ------------       ------------

      Total current assets                     113,550,695        103,395,248
                                              ------------       ------------


PROPERTY, PLANT AND EQUIPMENT:
   Land                                          3,790,399          3,790,399
   Machinery and equipment                     112,071,767        110,028,977
   Plant and office building                    21,609,802         21,265,577
                                              ------------       ------------
                                               137,471,968        135,084,953
   Less-Accumulated depreciation               (47,844,212)       (44,946,654)
                                              ------------       ------------

      Net property, plant and equipment         89,627,756         90,138,299
                                              ------------       ------------

OTHER ASSETS                                     3,378,579          2,931,507
                                              ------------       ------------

      Total assets                            $206,557,030       $196,465,054
                                              ============       ============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               (UNAUDITED)         (AUDITED)
                                                MARCH 31,        SEPTEMBER 30,
                                                  1998               1997
                                              ------------       ------------

CURRENT LIABILITIES:
   Current maturities of long-term debt       $  3,010,359       $  3,040,257
   Accounts payable                             26,263,478         23,749,765
   Accrued liabilities                           5,455,611          4,574,144
                                              ------------       ------------

      Total current liabilities                 34,729,448         31,364,166
                                              ------------       ------------

LONG-TERM DEBT                                  79,000,000         80,500,073
                                              ------------       ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK                      13,301,469         13,089,010
                                              ------------       ------------


COMMON STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value -
     Class A: 24,271,127 authorized
              10,613,380 outstanding               106,134            106,134
     Class B:  4,302,347 authorized
               2,271,127 outstanding                22,711             22,711
     Class C:        100 authorized &
                        outstanding                      1                  1
                                              ------------       ------------

      Total common stock                           128,846            128,846

   Paid-in capital                              47,769,034         47,769,034
   Retained earnings                            31,628,233         23,613,925
                                              ------------       ------------

      Total common stockholders' equity         79,526,113         71,511,805
                                              ------------       ------------

      Total liabilities and common
         stockholders' equity                 $206,557,030       $196,465,054
                                              ============       ============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                          SECOND QUARTER ENDED          SIX MONTHS ENDED
                                MARCH 31,                   MARCH 31,
                           1998          1997          1998          1997
                       ------------  ------------  ------------  ------------
NET SALES              $ 65,835,504  $ 57,652,714  $132,183,347  $112,517,624
COST OF SALES            57,405,906    52,500,642   115,616,100   104,552,946
                       ------------  ------------  ------------  ------------
GROSS PROFIT              8,429,598     5,152,072    16,567,247     7,964,678
SELLING, GENERAL AND
   ADMINISTRATIVE         1,625,009     1,684,844     3,116,094     3,300,924

NON-PRODUCTION STRIKE
   AND CORPORATE
   CAMPAIGN EXPENSE          68,028       452,968       116,952     1,247,120
                       ------------  ------------  ------------  ------------
OPERATING INCOME          6,736,561     3,014,260    13,334,201     3,416,634
                       ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE):
   Interest expense      (2,044,761)   (2,297,272)   (4,133,076)   (4,516,955)
   Interest income          136,229           220       178,525         2,637
   Miscellaneous             87,146        84,842       136,616        97,122
                       ------------  ------------  ------------  ------------
                         (1,821,386)   (2,212,210)   (3,817,935)   (4,417,196)
                       ------------  ------------  ------------  ------------
INCOME (LOSS)
   BEFORE TAXES           4,915,175       802,050     9,516,266    (1,000,562)
PROVISION FOR
   INCOME TAXES             103,685         --          197,530         --
                       ------------  ------------  ------------  ---------
NET INCOME (LOSS)         4,811,490       802,050     9,318,736    (1,000,562)
DIVIDENDS ACCRUED AND
   ACCRETION ON
   PREFERRED STOCK         (654,448)     (649,979)   (1,304,428)   (1,299,959)
                       ------------  ------------  ------------  ------------
INCOME (LOSS)
   APPLICABLE TO
   COMMON AND COMMON
   EQUIVALENT SHARES   $  4,157,042  $    152,071  $ 8,014,308   $ (2,300,521)
                       ============  ============  ===========   ============
WEIGHTED AVERAGE
 SHARES OUTSTANDING:
   BASIC                 12,884,607    12,884,607    12,884,607    12,884,607
                       ============  ============  ============  ============
   DILUTED               13,738,175    13,707,029    13,731,917    13,707,029
                       ============  ============  ============  ============
BASIC EARNINGS
   PER SHARE           $        .32  $        .01  $       0.62  $      (0.18)
                       ============  ============  ============  ============
DILUTED EARNINGS
   PER SHARE           $        .30  $        .01  $       0.58  $      (0.18)
                       ============  ============  ============  ============

   The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     SIX MONTHS ENDED
                                                          MARCH 31,
                                                  1998               1997
                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $ 9,318,736       $ (1,000,562)
   Depreciation                                  2,897,558          2,849,406
   Amortization                                    429,864            574,456
   Provision for losses on accounts
     receivable                                     54,129            114,928

   Changes in working capital:
     (Increase) in receivables                  (1,476,488)        (2,515,372)
      Decrease in inventories                    3,422,452          3,996,895
     (Increase) in prepaid expenses               (187,920)          (553,472)
      Increase(decrease) in accounts payable     2,513,713         (6,712,925)
      Increase(decrease) in accrued
      liabilities                                  881,467           (495,356)
                                              ------------       ------------

      Net cash provided by(used in)
       operations                               17,853,511         (3,742,002)
                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant
     and equipment                              (2,387,015)        (2,080,991)
                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit                -             7,800,000
   Payments of long-term debt                   (1,529,971)           (66,492)
   (Increase) in other assets                     (876,936)            (4,599)
   Payments of dividends on preferred stock     (1,091,969)        (2,175,000)
                                              ------------       ------------

      Net cash (used in) provided by
         financing activities                   (3,498,876)         5,553,909
                                              ------------       ------------

NET INCREASE(DECREASE) IN CASH AND
   TEMPORARY CASH INVESTMENTS                   11,967,620           (269,084)

CASH AND TEMPORARY CASH INVESTMENTS,
   beginning balance                               971,477            748,608
                                              ------------       ------------

CASH AND TEMPORARY CASH INVESTMENTS,
   ending balance                             $ 12,939,097       $    479,524
                                              ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the period for:
     Interest (net of amounts capitalized)    $  4,189,222       $  4,345,677
     Income taxes                             $     19,200       $     18,300

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1)    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of March 31, 1998 are based on last-in, first-out ("LIFO") estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 1997.

      The accompanying financial statements include the consolidated accounts of Bayou Steel Corporation ("Louisiana Facility") and Bayou Steel Corporation (Tennessee) ("Tennessee Facility") (collectively referred to herein as the "Company") after elimination of all significant intercompany accounts and transactions.

      The results for the six-months ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1998.

2)    RECENT DEVELOPMENTS

      In February 1998, the Company entered into a Letter of Intent to purchase all of the outstanding shares of Northwestern Steel and Wire Company ("Northwestern"), a major minimill producer of structural steel, rod and wire products. On April 27, 1998 the Company announced that it would not proceed with its plan to purchase the outstanding shares of Northwestern. Included in other assets as of March 31, 1998 is approximately $750,000 of costs related to this transaction that will be expensed in the Company's third fiscal quarter.

      The Company expects to complete a refinancing transaction in its third fiscal quarter which will replace the Company's existing debt and preferred stock and provide additional cash for general corporate purposes including ongoing capital expenditures. The refinancing transaction is expected to result in an extraordinary loss from the early extinguishment of debt of approximately $8.0 million related to prepayment penalties and write-offs of deferred financing fees which will be reflected as an extraordinary charge in the period when the refinancing transaction occurs.

3)    INVENTORIES

      Inventories consisted of the following:
                                              (UNAUDITED)         (AUDITED)
                                               MARCH 31,         SEPTEMBER 30,
                                                 1998                1997
                                             -------------      -------------
      Scrap steel                            $   3,436,799      $   5,623,964
      Billets                                    5,355,016          4,799,025
      Finished product                          45,747,114         46,717,869
      LIFO adjustments                          (2,696,764)        (2,497,697)
                                             -------------      -------------
                                             $  51,842,165      $  54,643,161
      Mill rolls, operating
        supplies and other                      19,757,937         20,379,393
                                             -------------      -------------
                                             $  71,600,102      $  75,022,554
                                             =============      =============

4)    LONG-TERM DEBT

      Long-term debt included the following:
                                              (UNAUDITED)          (AUDITED)
                                               MARCH 31,         SEPTEMBER 30,
                                                 1998                1997
                                             -------------      -------------

      First Mortgage Notes                   $ 75,000,000       $  75,000,000
      Term Loan                                 7,000,000           8,500,000
      Other notes payables                         10,359              40,330
                                             ------------       -------------
                                               82,010,359          83,540,330

      Less-current maturities                   3,010,359           3,040,257
                                             ------------       -------------
                                             $ 79,000,000       $  80,500,073
                                             ============       =============

      The Company entered into a five-year term loan agreement for $10 million as a result of the purchase of the Tennessee Facility. The term loan agreement calls for quarterly principal payments of $750,000 through March 31, 1999 and $1.0 million beginning June 30, 1999 through December 31, 1999. The remaining $1.0 million principal payment is due on maturity of June 20, 2000. The term loan agreement bears interest on a sliding scale based on a quarterly leverage ratio, as defined. As of March 31, 1998 the interest rate was LIBOR plus 1.75% or approximately 7.5%.

      The Company has a $75 million note bearing interest at 10.25%. The note will be redeemable, in whole or in part, at any time on or after March 1, 1998 initially at 103.33% declining ratably to par on March 1, 2000. No principal payments are due until maturity in 2001.

5)    SHORT-TERM DEBT

      The Company has a revolving line of credit agreement which will be used for general corporate purposes. The terms of the agreement call for available borrowings up to $45 million, including outstanding letters of credit, using a borrowing base derived as a certain percentage of accounts receivable and inventories. The amount available as of March 31, 1998 was $35 million, net of $1.8 million outstanding letters of credit. There were no borrowings under the line of credit as of March 31, 1998 and September 30, 1997.

      Concurrent with the refinancing discussed in Note 2, the Company intends to enter into a new revolving credit agreement to replace the existing agreement which is scheduled to terminate on June 1, 2000. The terms of the new agreement have not yet been finalized.

6)    TAXES

      As of March 31, 1998, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $280 million and $262 million available to offset against regular tax and alternative minimum tax, respectively. The NOLs will expire in varying amounts through fiscal 2011. A substantial portion of the available NOLs, approximately $151.2 million, expires by fiscal 2000.

7)    PREFERRED STOCK AND WARRANTS

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

      The carrying amount of the preferred stock will increase by periodic accretion of the difference between the recorded value of the stock at the date of issuance and the redemption value from 1995 through the mandatory redemption date of June 20, 2002. The preferred stock is mandatorily redeemable by the Company on June 20, 2002; however, the Company can redeem at any time after June 20, 1996, initially at 113% of the outstanding balance, plus accrued dividends to the date of redemption, and declining ratably to par on June 20, 2000.

8)    EARNINGS PER SHARE

      In fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("FAS 128"). As a result, reported earnings per share for the second quarter of fiscal 1997 were restated. The effect of this accounting change on previously reported earnings per share ("EPS") for the six months ended March 31, 1997 was as follows:

      Primary EPS, as reported            $   (.17)
      Effect of FAS 128                       (.01)
      Basic EPS, as restated                  (.18)

      Fully diluted EPS, as reported      $   (.17)
      Effect of FAS 128                       (.01)
      Diluted EPS, as restated                (.18)

      Basic earnings per share was computed by deducting dividends accrued and accretion on preferred stock from net income then dividing this amount by the weighted average number of outstanding common shares of 12,884,607 during the three and six month periods ended March 31, 1998 and 1997. In connection with the issuance of redeemable preferred stock as discussed in Note 7, the Company reserved 822,422 shares of its Class A Common Stock for issuance upon exercise of the outstanding warrants at a nominal exercise price. In addition, the Company maintains an incentive award plan under which stock options to purchase 115,000 shares of the Company's Class A Common Stock at an exercise price of $4.375 per share have been granted to certain key employees. Diluted earnings per share amounts were determined by assuming that the outstanding warrants and stock options were exercised and considered as additional common stock equivalents outstanding computed under the treasury stock method. Additional common stock equivalents computed for purposes of the diluted earnings per share computation were 847,300 and 822,422 for the six-month periods ended March 31, 1998 and 1997, respectively.

9)    MISCELLANEOUS

      Miscellaneous for the six-month periods ended March 31, 1998 and 1997 included the following:
                                            (UNAUDITED)       (UNAUDITED)
                                               1998               1997
                                           -----------         -----------
      Discounts earned                     $   138,353         $    93,346
      Provision for bad debts                  (56,314)           (114,928)
      Other                                     54,577             118,704
                                           -----------         -----------
                                           $   136,616         $    97,122
                                           ===========         ===========

10)   COMMITMENTS AND CONTINGENCIES

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

ENVIRONMENTAL

      The Company is subject to various federal, state, and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solids and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in some respects have not met all of the applicable standards promulgated pursuant to such laws and regulations. During fiscal 1997, the United States Public Interest Research Group ("USPIRG") filed a lawsuit in Louisiana against the Company for alleged violations of air quality regulations. USPIRG is asking the court to award its appropriate legal fees and to assess appropriate penalties against the Company. The Company believes it has meritorious defenses to these charges. The Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance (including the ultimate resolution of the USPIRG matter discussed above) will not have a material adverse effect on the Company's competitive position, operations or financial condition or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures at its Louisiana Facility to address previously contaminated sites and is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation. At March 31, 1998 and 1997, the Company has accrued loss contingencies for environmental matters.

      Tennessee Valley Steel corporation ("TVSC"), the prior owners of the Tennessee Facility, had entered into a Consent Agreement and Order (the "TVSC Consent Order") with the Tennessee Department of Environment and Conservation under its voluntary clean-up program. The Company, in acquiring the assets of TVSC, has entered into a Consent Agreement and Order (the "Bayou Steel Consent Order") with the Tennessee Department of Environment and Conservation. The Bayou Steel Consent Order is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessment which are components of a required, structured investigative, remedial, and assessment process. The definitive asset purchase agreement between the Company and TVSC provided for $2.0 million of the purchase price to be held in escrow and applied to costs incurred by the company for activities pursuant to the TVSC Consent Order (with an additional $1.0 million to be held for one year for such costs and other costs resulting from a breach of TVSC's representations and warranties in the agreement). As of March 31, 1998, investigative, remedial, and risk assessment activities have resulted in expenses of approximately $1.3 million. At this time the Company does not expect the costs of resolution of the TVSC Consent Order to exceed funds provided by the escrow agreement. In July 1997, TVSC's former bank lenders and certain other parties filed an adversary proceeding against the Company in the United States Bankruptcy Court. The banks are contesting certain of the Company's reimbursement claims, aggregating approximately $1.1 million, in connection with remediation work performed by the Company, alleging that much of the remediation work was not performed prior to the first anniversary of the closing date of the acquisition and that the work performed exceeded the scope of the remediation work required under the TVSC Consent Order. If the banks are successful in their claims, the Company may incur costs for remediation work that will not be reimbursed from the escrow fund. Except for the foregoing consent orders the Company believes that it is in material compliance with all Environmental Laws.

OTHER

      There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its financial position.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report on Form 10-K as of and for the year ended September 30, 1997.

RESULTS OF OPERATIONS

      The Company reported a net income of $4.8 million before dividends accrued and accretion on preferred stock in the second quarter of fiscal 1998 (ended March 31, 1998) compared to a net income of $0.8 million for the comparable period of fiscal 1997. The $4.0 million improvement was primarily a result of a strong market for the Company's products which resulted in greater shipments and better selling prices than the prior year comparable quarter. Additionally, the metal margin (the difference between the selling price and the net scrap cost) increased 8% in the second fiscal quarter of 1998 compared to the same period of last year. The Tennessee Facility recorded its third consecutive profitable quarter in the current period by earning $0.5 million compared to a loss of $1.0 million during the second fiscal quarter of 1997. The improvement was due to both improving sales and reducing conversion costs.

      The Company reported a net income of $9.3 million before dividends accrued and accretion on preferred stock for the first six months of fiscal 1998 compared to a loss of $1.0 million for the comparable period of fiscal 1997. The $10.3 million increase in the Company's results was due to several significant factors. Comparing the first six months of fiscal 1998 to the same period in the prior year, shape shipment tons increased 10% and the average selling price per ton increased 7%. Additionally, non-production strike and corporate campaign expenses decreased by $1.1 million as a result of the settlement of these issues. The Tennessee Facility showed significant improvement by increasing net income by $2.9 million over the first six months of the prior year.

      The following table sets forth shipment and sales data.

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                     1998         1997
                                                  ---------    ---------
       Net Sales (in thousands)                   $  65,836    $  57,653
       Shape Shipment Tons                          179,448      168,205
       Shape Selling Price Per Ton                $     363    $     338

                                                     SIX MONTHS ENDED
                                                         MARCH 31,
                                                     1998         1997
                                                  ---------    ---------
       Net Sales (in thousands)                   $ 132,183    $ 112,518
       Shape Shipment Tons                          362,706      328,679
       Shape Selling Price Per Ton                $     359    $     337

A.    SALES

      Net sales increased in the second quarter of fiscal 1998 by 14% or $8.2 million compared to the same period of fiscal 1997. The increase was the result of a 11,243 ton increase in shape shipments and a $25 per ton increase in the average selling price resulting from the strong demand for the Company's products. Net sales for the first six months of fiscal 1998 increased by 17% or $19.7 million compared to the same period of fiscal 1997 as a result of shipment increases of 34,027 tons and a $22 per ton increase in the average selling price.

      Shipments for second quarter and first six months of fiscal 1998 increased 7% and 10%, respectively, compared to the same periods of fiscal 1997. The higher shipments were mainly due to a strong economy, increases in shipments to original equipment manufacturer/fabricator ("OEM/FAB") market, and a good product mix. The total increase in tons shipped for the second quarter and first six months of fiscal 1998 was comprised of 5,724 tons and 21,717 tons, respectively, from the Louisiana Facility and 5,519 tons and 12,310 tons, respectively, from the Tennessee Facility. Higher production levels, due to record productivity levels, enabled the Company to capitalize on the strong demand for its products.

      Overall selling price increased approximately $25 per ton or 7% in the second quarter of fiscal 1998 and $22 per ton or 7% during the first six months of fiscal 1998 compared to the same periods of fiscal 1997. The Tennessee Facility benefitted from an overall improved market as well as consistent production and availability of products. Additionally, the Tennessee Facility benefitted from a selling price increase over prior periods of $30 per ton for the six months and $27 per ton for the quarter ended March 31, 1998. The Louisiana Facility experienced an increase in selling price over prior periods of $20 per ton for the six months and $24 per ton for the quarter ended March 31, 1998. The Company has not experienced significant competition from foreign producers during the first six months of fiscal 1998.

      BILLETS - Due to the high productivity of the Company's rolling mills, no billets were sold on the open market during the first six months of 1998 and 1997. The Tennessee Facility's demand for billets has been primarily satisfied by the purchase of billets on the open market at competitive prices while the Company supplied all of the Louisiana Facility's rolling mill requirements. Depending on market conditions and its own rolling mill requirements, the Company may sell billets on an occasional and selective basis to domestic and export customers while purchasing additional billets when required.

B.    COST OF GOODS SOLD

      Cost of goods sold was 87% of sales for the second quarter of fiscal 1998 compared to 91% of sales for the same period of fiscal 1997. This positive variance was primarily the result of the increase in both sales volume and price as conversion cost remained relatively consistent.

      Cost of goods sold was 87% of sales for the first six months of fiscal 1998 compared to 93% for the same period of fiscal 1997. The improvement was attributable to the items noted above and certain nonrecurring charges recorded in fiscal 1997 related to a power outage in the melting facility and the retraining and related costs of striking employees returning to work.

      A major component of cost of goods sold is scrap which is used in the melting operations at the Louisiana Facility. Scrap cost in the second quarter of fiscal 1998 and the first six months of fiscal 1998 increased 6% and 4%, respectively, compared to the same periods of fiscal 1997. As with demand for the Company's finished goods, scrap demand has also risen. However, the export demand for scrap has decreased sharply allowing for a greater domestic supply and lower prices, thereby minimizing this increase. The Company has been able to control the availability and the cost of scrap to some degree by producing its own shredded scrap (the Company's highest quality scrap) through a scrap processing division of the Company, Mississippi River Recycling. When compared with the first six months of the prior fiscal year the cost to produce shredded scrap improved by 5%.

      Another significant component of cost of goods sold is conversion cost, which include labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Tennessee Facility in the second quarter and first six months of fiscal 1998 compared to the same period of fiscal 1997 has improved by $5 per ton and $3 per ton, respectively, over the prior year. These improvements are due to increased production and rolling mill yield at the facility. Conversion cost at the Louisiana Facility has increased in the second quarter $5 per ton resulting in year to date conversion cost approximating the prior year. This increase in cost is a result of the melt shop experiencing a decrease in yield during the second quarter of fiscal 1998.

C.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expenses in the second quarter and first six months of fiscal 1998 compared to the same periods of the last year were consistent.

D.    NON-PRODUCTION STRIKE AND CORPORATE CAMPAIGN EXPENSES

      Non-production strike-related expenses have decreased significantly since the settlement of the RICO lawsuit and post-strike issues at the end of 1997. Costs are $0.4 million less in the second quarter of fiscal 1998 and $1.1 million less in the first six months of fiscal 1998 when compared to the same periods of fiscal 1997.

E.    NET INCOME

      The Company's results before dividends accrued and accretion on preferred stock improved by $4.0 million in the second fiscal quarter of 1998 and $10.3 million during the first six months of fiscal 1998 compared to the same periods of fiscal 1997. The primary reasons for the improvement in earnings were higher selling price and volume, increased metal margin, and decreased non-production strike and corporate campaign expense. The Tennessee Facility reported its third consecutive quarterly profit in the second quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

A.    CASH AND WORKING CAPITAL

      The Company ended the second fiscal quarter with $12.9 million in cash and temporary cash investments and no short-term borrowings. At March 31, 1998 current assets exceeded current liabilities by a ratio of 3.27 to 1.00. Working capital increased by $6.8 million to $78.8 million during the six months ended March 31, 1998.

      In the first six months of fiscal 1998, cash provided by operations was $17.9 million while $3.7 million was used in operations during the first six months of fiscal 1997. Contributing to the significant improvement was a decrease in inventories of $3.4 million caused by strong demand for the Company's products along with an increase in accounts payable of $2.5 million due to the resulting increase in production activities.

B.    CAPITAL EXPENDITURES

      Capital expenditures amounted to $2.4 million in the first six months of fiscal 1998. These capital projects were directed towards cost reduction, productivity enhancements, plant maintenance and safety and environmental programs. Depending on market conditions, the Company may commit approximately $14 million on various capital projects to reduce cost and increase productivity, enhance safety and environmental programs and maintain the plants during the next twelve months.

C.    FINANCING

      As a result of favorable market conditions, the Company intends to refinance its long-term debt and redeem its preferred stock in the third quarter of fiscal 1998. If consummated, this transaction will result in the capitalization of certain costs related to the refinancing and the charge-off of unamortized deferred financing costs related to the existing debt and preferred stock. Additionally, the terms of the current debt and preferred stock agreements call for certain prepayment penalties in the event of early extinguishment and the preferred stock would be immediately accreted to its face value. Included in other assets as of March 31, 1998 are approximately $125,000 of deferred financing costs expected to be capitalized related to the potential refinancing and $2.5 million of unamortized deferred financing costs related to the existing debt and preferred stock expected to be charged off. The Company also anticipated incurring $3.7 million in prepayment penalties and $1.7 million in accretion of the preferred stock to face value related to this transaction.

D.    ACQUISITION PROPOSAL

      In February 1998, the Company entered into a Letter of Intent to purchase all of the outstanding shares of Northwestern Steel and Wire Company ("Northwestern"), a major minimill producer of structural steel, rod and wire products. On April 27, 1998 the Company announced that it would not proceed with its plan to purchase the outstanding shares of Northwestern. Included in other assets as of March 31, 1998 is approximately $750,000 of costs related to this transaction that will be expensed in the Company's third fiscal quarter.

OTHER COMMENTS

FORWARD-LOOKING INFORMATION

      This document contains various "forward-looking" statements which represent the Company's expectation or belief concerning future events. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: changes in the price of supplies, power, natural gas, purchased billets; changes in the selling price of the Company's finished products or the purchase price of steel scrap; weather conditions in the market area of the finished product distribution; unplanned equipment outages; and changing laws affecting labor, employee benefit costs and environmental and other governmental regulations.

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

                           PART II - OTHER INFORMATION


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company was held on February 25, 1998, at which the following matters were brought before and voted upon by the shareholders:

      1. The election of three (3) Class A and four (4) Class B Board of Directors, each to serve until the next annual meeting of stockholders. The following Class A (total number of shares outstanding 10,613,380) and Class B (total number of shares outstanding 2,271,127) Director nominees received the following number of votes cast:

                    CLASS A                    FOR                  WITHHELD

            Lawrence E. Golub               9,478,670               286,263
            Jeffrey P. Sangalis             9,478,549               286,384
            Stanley S. Shuman               9,478,549               286,384

                    CLASS B                    FOR                  WITHHELD

            Melvyn N. Klein                 2,271,127                     0
            Albert P. Lospinoso             2,271,127                     0
            Howard M. Meyers                2,271,127                     0
            Jerry M. Pitts                  2,271,127                     0

      2. Ratification of the appointment of Arthur Andersen LLP as auditors of the Company for the fiscal year ending September 30, 1998. The total Class A and Class B shares outstanding were 12,884,607. The detail for the vote is as follows:

                                          FOR         AGAINST        ABSTAIN

                                      11,994,218       29,001          12,841

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  None were filed during the second quarter of fiscal year 1998.

            (b)   Reports on Form 8-K

                  None were filed during the second quarter of fiscal year 1998.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYOU STEEL CORPORATION



By /s/ RICHARD J. GONZALEZ
    Richard J. Gonzalez
    Vice President, Chief Financial Officer,
    Treasurer, and Secretary



Date: April 30, 1998