Form 10-Q
period 1998-06-30
BAYOU STEEL CORP
filed 1998-08-05
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

               RIVER ROAD, P.O. BOX 5000, LAPLACE, LOUISIANA 70069
                   (Address of principal executive offices)(Zip Code)

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

               CLASS                       SHARES OUTSTANDING AT JUNE 30, 1998
------------------------------------       -----------------------------------
Class A Common Stock, $.01 par value                       10,613,380
Class B Common Stock, $.01 par value                        2,271,127
Class C Common Stock, $.01 par value                              100
                                                           ----------
                                                           12,884,607
                                                           ==========

                             BAYOU STEEL CORPORATION

                                      INDEX


                                                                          PAGE
PART I.        FINANCIAL INFORMATION                                     NUMBER
               ---------------------                                     ------

               Item 1. Financial Statements

                       Consolidated Balance Sheets --
                        June 30, 1998 and
                        September 30, 1997                                  3

                       Consolidated Statements of
                        Operations -- Three Months and
                        Nine Months Ended June 30, 1998
                        and 1997                                            5

                       Consolidated Statements of Cash
                        Flows -- Nine Months Ended June
                        30, 1998 and 1997                                   6

                       Notes to Consolidated Financial
                        Statements                                          7

               Item 2. Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                      14

                       Results of Operations                               14

                       Liquidity and Capital Resources                     17

PART II.       OTHER INFORMATION

               Item 6. Exhibits and reports on Form 8-K                    20

                             PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (UNAUDITED)



                                                     JUNE 30,      SEPTEMBER 30,
                                                      1998             1997
                                                 -------------    -------------

CURRENT ASSETS:

   Cash and temporary cash investments .......   $  18,219,607    $     971,477
   Receivables, net of allowance for
     doubtful accounts of $622,159
     and $500,459, respectively ..............      26,059,143       27,162,056
   Inventories ...............................      75,630,731       75,022,554
   Prepaid expenses ..........................         213,349          239,161
                                                 -------------    -------------

        Total current assets .................     120,122,830      103,395,248
                                                 -------------    -------------


PROPERTY, PLANT AND EQUIPMENT:

   Land ......................................       3,790,399        3,790,399
   Machinery and equipment ...................     113,782,974      110,028,977
   Plant and office building .................      21,420,496       21,265,577
                                                 -------------    -------------
                                                   138,993,869      135,084,953
   Less-Accumulated depreciation .............     (49,272,916)     (44,946,654)
                                                 -------------    -------------

        Net property, plant and equipment ....      89,720,953       90,138,299
                                                 -------------    -------------

OTHER ASSETS .................................       3,211,425        2,931,507
                                                 -------------    -------------

        Total assets .........................   $ 213,055,208    $ 196,465,054
                                                 =============    =============




  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                       JUNE 30,    SEPTEMBER 30,
                                                         1998          1997
                                                     ------------  -------------

CURRENT LIABILITIES:

   Current maturities of long-term debt ..........   $       --     $  3,040,257
   Accounts payable ..............................     23,275,360     23,749,765
   Accrued liabilities ...........................      5,050,740      4,574,144
                                                     ------------   ------------

        Total current liabilities ................     28,326,100     31,364,166
                                                     ------------   ------------

LONG-TERM DEBT ...................................    108,955,709     80,500,073
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK .......................           --       13,089,010


STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value -
     Class A: 24,271,127 authorized and
                10,613,380 outstanding shares ....        106,134        106,134
     Class B:  4,302,347 authorized and
                 2,271,127 outstanding shares ....         22,711         22,711
     Class C:          100 authorized and
                           outstanding shares ....              1              1
                                                     ------------   ------------

        Total common stock .......................        128,846        128,846

   Paid-in capital ...............................     47,769,034     47,769,034
   Retained earnings .............................     27,875,519     23,613,925
                                                     ------------   ------------

        Total common stockholders' equity ........     75,773,399     71,511,805
                                                     ------------   ------------

        Total liabilities and common
          stockholders' equity ...................   $213,055,208   $196,465,054
                                                     ============   ============

  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                  JUNE 30,                                    JUNE 30,
                                                       1998                   1997                   1998                   1997
                                                 -------------          -------------          -------------          -------------
NET SALES ..............................         $  59,605,831          $  59,075,397          $ 191,789,177          $ 171,593,021
COST OF SALES ..........................            50,156,816             51,918,506            165,772,916            156,471,452
                                                 -------------          -------------          -------------          -------------
GROSS PROFIT ...........................             9,449,015              7,156,891             26,016,261             15,121,569
SELLING, GENERAL AND
   ADMINISTRATIVE ......................             1,659,135              1,563,663              4,775,229              4,864,587
NON-PRODUCTION STRIKE
   AND CORPORATE
   CAMPAIGN EXPENSES ...................                  --                1,196,834                116,953              2,443,954
                                                 -------------          -------------          -------------          -------------
OPERATING INCOME .......................             7,789,880              4,396,394             21,124,079              7,813,028
                                                 -------------          -------------          -------------          -------------
OTHER INCOME (EXPENSE):
   Interest expense ....................            (2,299,705)            (2,299,669)            (6,432,782)            (6,816,624)
   Interest income .....................               649,967                  1,496                828,492                  4,133
   Miscellaneous .......................            (1,292,664)                15,075             (1,156,047)               112,197
                                                 -------------          -------------          -------------          -------------
                                                    (2,942,402)            (2,283,098)            (6,760,337)            (6,700,294)
                                                 -------------          -------------          -------------          -------------
INCOME BEFORE TAXES &
   EXTRAORDINARY ITEM ..................             4,847,478              2,113,296             14,363,742              1,112,734
PROVISION FOR
   INCOME TAXES ........................               100,511                   --                  298,040                   --
                                                 -------------          -------------          -------------          -------------
INCOME BEFORE
   EXTRAORDINARY ITEM ..................             4,746,967              2,113,296             14,065,702              1,112,734
EXTRAORDINARY ITEM .....................            (5,506,885)                  --               (5,506,885)                  --
                                                 -------------          -------------          -------------          -------------
NET INCOME (LOSS) ......................              (759,918)             2,113,296              8,558,817              1,112,734
LOSS ON REDEMPTION OF
   PREFERRED STOCK .....................            (2,429,105)                  --               (2,429,105)                  --
DIVIDENDS ACCRUED AND
   ACCRETION ON
   PREFERRED STOCK .....................              (563,690)              (649,980)            (1,868,118)            (1,949,939)
                                                 -------------          -------------          -------------          -------------
INCOME (LOSS)
   APPLICABLE TO
   COMMON AND COMMON
   EQUIVALENT SHARES ...................         $  (3,752,713)         $   1,463,316          $   4,261,594          $    (837,205)
                                                 =============          =============          =============          =============
WEIGHTED AVERAGE
   SHARES OUTSTANDING:
     BASIC .............................            12,884,607             12,884,607             12,884,607             12,884,607
                                                 =============          =============          =============          =============
     DILUTED ...........................            13,750,154             13,707,029             13,738,944             13,707,029
                                                 =============          =============          =============          =============
EARNINGS (LOSS)
   PER SHARE:
     BASIC .............................         $        (.29)         $         .11          $         .33          $        (.06)
                                                 =============          =============          =============          =============
     DILUTED ...........................         $        (.29)         $         .11          $         .31          $        (.06)
                                                 =============          =============          =============          =============

  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        NINE MONTHS ENDED
                                                             JUNE 30,
                                                       1998             1997
                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................   $   8,558,817    $   1,112,734
   Extraordinary item ........................       5,506,885             --
   Depreciation ..............................       4,326,262        4,533,970
   Amortization ..............................         604,231          795,659
   Provision for losses on accounts
     receivable ..............................         116,836          175,199
   Changes in working capital:
     (Increase) decrease in receivables ......         986,077       (2,909,934)
     (Increase) decrease in inventories ......        (608,177)       3,943,460
     (Increase) decrease in prepaid expenses .          25,812         (258,267)
     (Decrease) in accounts payable ..........        (474,405)      (5,804,859)
      Increase in accrued liabilities ........         476,596        1,537,813
                                                 -------------    -------------
        Net cash provided by operations ......      19,518,934        3,125,775
                                                 -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant
     and equipment ...........................      (3,908,916)      (3,157,437)
                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit .......            --          2,300,000
   Payments of long-term debt and
     early retirement cost ...................     (86,678,456)        (837,347)
   Proceeds from issuance of long-term debt ..     108,952,800             --
   Increase in other assets ..................      (3,250,000)          (4,599)
   Payments of preferred stock, dividends
     and early retirement cost ...............     (17,386,232)      (2,175,000)
                                                 -------------    -------------
        Net cash provided by (used in)
          financing activities ...............       1,638,112         (716,946)
                                                 -------------    -------------
NET INCREASE (DECREASE) IN CASH AND
   TEMPORARY CASH INVESTMENTS ................      17,248,130         (748,608)
CASH AND TEMPORARY CASH INVESTMENTS,
   beginning balance .........................         971,477          748,608
                                                 -------------    -------------
CASH AND TEMPORARY CASH INVESTMENTS,
   ending balance ............................   $  18,219,607    $        --
                                                 =============    =============
SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid
     during the period for:
     Interest (net of amount capitalized) ....   $   6,656,274    $   4,604,848
     Income taxes ............................   $      16,899    $        --




  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (UNAUDITED)


1)      BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of June 30, 1998 are based on last-in, first-out ("LIFO") estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 1997.

        The accompanying financial statements include the consolidated accounts of Bayou Steel Corporation ("Louisiana Facility") and Bayou Steel Corporation (Tennessee) ("Tennessee Facility") (collectively referred to herein as the "Company") after elimination of all significant intercompany accounts and transactions.

        The results for the nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending
September 30,
1998.

2)      INVENTORIES

        Inventories consisted of the following:

                                                 JUNE 30,          SEPTEMBER 30,
                                                  1998                  1997
                                             ------------          ------------

Scrap steel ........................         $  2,914,325          $  5,623,964
Billets ............................            8,245,345             4,799,025
Finished product ...................           45,095,580            46,717,869
LIFO adjustments ...................             (119,917)           (2,497,697)
                                             ------------          ------------

                                               56,135,333            54,643,161
Mill rolls, operating
  supplies and other ...............           19,495,398            20,379,393
                                             ------------          ------------

                                             $ 75,630,731          $ 75,022,554
                                             ============          ============

3)      OTHER ASSETS

        Other assets consist of financing costs associated with the issuance of long-term debt, redeemable preferred stock and warrants, and the Company's revolving line of credit which are amortized over the lives of the related transactions. During the third fiscal quarter, the Company completed a refinancing transaction and amended and restated its line of credit resulting in the write-off of $2,369,000 of other assets related to its previously existing deferred financing costs. This charge is included as a component of the extraordinary loss on early retirement of debt. In connection with this transaction, the Company capitalized $3,250,000 of new deferred financing costs.

4)      LONG-TERM DEBT

        Long-term debt included the following:

                                                  JUNE 30,         SEPTEMBER 30,
                                                   1998                1997
                                               ------------        -------------
First Mortgage Notes .................         $108,955,709         $ 75,000,000
Term Loan ............................                 --              8,500,000
Other notes payables .................                 --                 40,330
                                               ------------         ------------
                                                108,955,709           83,540,330

Less-current maturities ..............                 --              3,040,257

                                               $108,955,709         $ 80,500,073
                                               ============         ============

        On May 22, 1998, the Company issued $110 million of 9.5% First Mortgage Notes ("9.5% Notes") due 2008 the proceeds of which were used to repay its previously existing first mortgage notes, term loan and preferred stock and for working capital purposes. The 9.5% Notes are presented in the accompanying balance sheets net of the original issue discount of $1,044,291 which is being amortized over the life of the notes using the straight line method which does not materially differ from the interest method. In connection with the refinancing transaction, the Company paid certain prepayment penalties, interest during the defeasment period and wrote-off deferred financing costs the results of which are reflected as an extraordinary loss in the accompanying statements of operations for the three and nine-month periods ended June 30, 1998. No income tax benefit has been provided against the extraordinary loss.

        The 9.5% Notes are senior obligations of the Company, secured by a first priority lien, subject to certain exceptions, on existing and future real property, plant and equipment, and most additions or improvements thereto at the Louisiana Facility.

        The 9.5% Notes bear interest at the nominal rate of 9.5% per annum (9.65% effective rate) payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 1998. Subject to certain exceptions, the Company may not redeem the 9.5% Notes prior to May 15, 2003. On and after such date, the Company may, at its option, redeem the 9.5% Notes, in whole or in part, initially at 104.75% of the principal amount, plus accrued interest to the date of redemption, and declining ratably to par on May 15, 2006.

        Subsequent to June 30, 1998, the Company issued an additional $10 million of indebtedness under the add-on provisions of the 9.5% Notes. The additional indebtedness has been incorporated into the existing 9.5% Notes and accordingly, bears identical terms and covenants.

        Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the "guarantor subsidiaries"), which are wholly owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the 9.5% Notes on a joint and several basis. The following is summarized combined financial information of the guarantor subsidiaries. Separate full financial statements and other disclosures concerning each guarantor subsidiary have not been presented because, in the opinion of management, such information is not deemed material to investors. The indenture governing the 9.5% Notes provides certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

                                                      JUNE 30,     SEPTEMBER 30,
                                                        1998            1997
                                                     -----------   -------------

Current Assets ..................................... $28,183,000     $22,370,000
Noncurrent assets ..................................  21,252,000      21,648,000
Current liabilities ................................  25,693,000      23,844,100
Noncurrent liabilities .............................  35,120,000      32,922,000

                          THREE MONTHS ENDED              NINE MONTHS ENDED
                               JUNE 30,                       JUNE 30,
                           1998           1997           1998          1997
                     ------------   ------------    ------------   ------------
Net sales ...........$ 12,757,000   $ 11,967,000    $ 39,413,000   $ 32,439,000
Gross profit ........     833,000         40,000       2,009,000     (1,037,000)
Net income ..........     488,000       (550,000)      1,075,000     (2,814,000)

5)      SHORT-TERM DEBT

        Concurrent with the refinancing transaction, the Company entered into an amendment and restatement of its revolving line of credit agreement which will be used for general corporate purposes. The terms of the amended and restated agreement calls for available borrowings up to $50 million, including outstanding letters of credit, using a borrowing base of receivables and inventory. Based on these criteria, the net amount available as of June 30, 1998 was $48.2 million. The agreement is secured by inventory and accounts receivable and bears interest on a sliding scale based on the quarterly leverage ratio, as defined. The terms of the agreement contain several operating and financial performance measurement covenants including a maximum debt to capitalization ratio, a minimum interest coverage ratio, minimum tangible net worth requirements and limits on the incurrence of certain other indebtedness. As of June 30, 1998 and September 30, 1997, there were no borrowings under either revolving line of credit facility.

6)      TAXES

        As of June 30, 1998, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $280 million and $262 million available to offset against regular tax and alternative minimum tax, respectively. The NOLs will expire in varying amounts through fiscal 2011. A substantial portion of the available NOLs, approximately $151.2 million, expires by fiscal 2000. For financial reporting purposes, a full valuation allowance has been provided against the Company's NOL deferred tax assets.

7)      PREFERRED STOCK AND WARRANTS

        The Company issued 15,000 shares of its redeemable preferred stock and warrants to purchase six percent of the Company's Common Stock (or 822,422 Class A shares) at a nominal amount. In connection with the refinancing transaction in the third fiscal quarter, the preferred stock was redeemed but the warrants remain outstanding.

8)      EARNINGS PER SHARE

        In fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("FAS 128"). The provisions of FAS 128 require restatement of reported earnings per share ("EPS") for the three and nine months ended June 30, 1997. However, there was no significant effect of this accounting change on previously reported EPS for those periods.

        Basic earnings per share was computed by deducting dividends accrued and accretion on preferred stock from net income then dividing this amount by the weighted average number of outstanding common shares of 12,884,607 during the nine months ended June 30, 1998 and 1997. In connection with the issuance of redeemable preferred stock discussed in Note 7, the Company reserved 822,422 shares of its Class A Common Stock for issuance upon exercise of the outstanding warrants at a nominal exercise price. In addition, the Company maintains an incentive stock award plan under which stock options to purchase 115,000 shares of its Class A Common Stock at an exercise price of $4.375 per share have been granted to certain key employees. Diluted earnings per share amounts were determined by assuming that the outstanding warrants and stock options were exercised and considered as additional common stock equivalents outstanding computed under the treasury stock method. Additional common stock equivalents computed for purposes of the diluted earnings per share computation were 854,337 and 822,422 for the nine-month periods ended June 30, 1998 and 1997, respectively.

        The effect of the extraordinary item and loss on preferred stock is as follows:

                                                                 BASIC   DILUTED
NINE MONTHS ENDED JUNE 30, 1998

EPS excluding extraordinary item .............................   $1.09    $1.02
Extraordinary item ...........................................    (.43)    (.40)
Redemption of and dividends
 on preferred stock ..........................................    (.33)    (.31)
                                                                 -----    -----
EPS applicable to common
  and common equivalent shares ...............................   $ .33    $ .31
                                                                 =====    =====

THIRD QUARTER ENDED JUNE 30, 1998

EPS excluding extraordinary item .............................   $ .37    $ .37
Extraordinary item ...........................................    (.43)    (.43)
Redemption of and dividends
 on preferred stock ..........................................    (.23)    (.23)
                                                                 -----    -----
EPS applicable to common
  and common equivalent shares ...............................   $(.29)   $(.29)
                                                                 =====    =====

9)      MISCELLANEOUS

        Miscellaneous for the nine months ended June 30, 1998 and 1997 included the following:

                                                      1998                 1997
                                               -----------          -----------
Discounts earned .....................         $   194,304          $   144,126
Provision for bad debts ..............            (116,836)            (175,199)
Other ................................          (1,233,515)             143,270
                                               -----------          -----------
                                               $(1,156,047)         $   112,197
                                               ===========          ===========

        In February 1998, the Company entered into a letter of intent to purchase all of the outstanding shares of Northwestern Steel and Wire Company ("Northwestern"), a major minimill producer of structural steel, rod and wire products. In April 1998, the Company announced that it would not proceed with its plan to purchase the outstanding shares of Northwestern. Included in miscellaneous expense for the three and nine-month periods ended June 30, 1998 is an unusual, non-recurring charge of approximately $1.3 million related to this unconsummated transaction.

10)     COMMITMENTS AND CONTINGENCIES

NON-PRODUCTION STRIKE AND CORPORATE CAMPAIGN EXPENSES

        On March 21, 1993, the United Steelworkers of America Local 9121 (the "Union") initiated a strike after the parties failed to reach agreement on a new labor contract due to differences on economic issues. On September 23, 1996, the Company and Union entered into a settlement agreement which, among other issues, resulted in a new labor contract, ending the strike.

        In August 1993, the Union announced a corporate campaign designed to bring pressure on the Company from individuals and institutions with direct financial or other interests in the Company. The Company filed a lawsuit in federal court in Delaware under the Racketeer Influenced Corrupt Organizations Act ("RICO") against the Union for their conduct in connection with this campaign. Nonproduction strike and corporate campaign expenses include legal and other charges incurred by the Company in connection with its suit against the Union. In the first quarter of fiscal 1998, the Company reached an agreement with the Union the effect of which was not material to the financial position or result of operations of the Company.

ENVIRONMENTAL

        The Company is subject to various federal, state, and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solids and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in some respects have not met all of the applicable standards promulgated pursuant to such laws and regulations. During fiscal 1997, the United States Public Interest Research Group ("USPIRG") filed a lawsuit in Louisiana against the Company for alleged violations of air quality regulations. USPIRG is asking the court to award its appropriate legal fees and to assess appropriate penalties against the Company. The Company believes that its has meritorious defenses to these charges. The

Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance (including the ultimate resolution of the USPIRG matter discussed above) will not have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures at its Louisiana Facility to address previously contaminated sites and is not designated as a Potential Responsible Party ("PRP") under the Superfund legislation. As of June 30, 1998 and September 30, 1997, the Company has accrued loss contingencies for environmental matters.

        Tennessee Valley Steel Corporation ("TVSC"), the prior owners of the Tennessee Facility, had entered into a Consent Agreement and Order (the "TVSC Consent Order") with the Tennessee Department of Environment and Conservation under its voluntary clean-up program. The Company, in acquiring the assets of TVSC, has entered into a Consent Agreement and Order (the "Bayou Steel Consent Order") with the Tennessee Department of Environment and Conservation. The Bayou Steel Consent Order is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial, and assessment process. The definitive asset purchase agreement between the Company and TVSC provided for $2.0 million of the purchase price to be held in escrow and applied to costs incurred by the Company for activities pursuant to the TVSC Consent Order (with an additional $1.0 million to be held for one year for such costs and other costs resulting from a breach of TVSC's representations and warranties in the agreement). As of June 30, 1998, investigative, remedial, and risk assessment activities have resulted in expenses of approximately $1.3 million. At this time the Company does not expect the costs of resolution of the TVSC Consent Order to exceed funds provided by the escrow agreement. In July 1997, TVSC's former bank lenders and certain other parties filed an adversary proceeding against the Company in the United States Bankruptcy Court. The banks are contesting certain of the Company's reimbursement claims, aggregating approximately $1.1 million, in connection with remediation work performed by the Company, alleging that much of the remediation work was not performed prior to the first anniversary of the closing date of the acquisition and that the work performed exceeded the scope of the remediation work required under the TVSC Consent Order. If the banks are successful in their claims, the Company may incur costs for remediation work that will not be reimbursed from the escrow fund. Except for the foregoing consent orders, the Company believes that it is in material compliance with all environmental laws.

OTHER

        There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its financial position.

11)     NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity," ("FAS 133") which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. FAS 133 is effective for fiscal years beginning after June 15, 1999 with earlier application permitted beginning as early as July 1, 1998. The Company does not currently have any derivative instruments and does not believe adoption of this standard would have any impact on its financial statements, financial positions or results of operations.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report on Form 10-K as of and for the year ended September 30, 1997.

RESULTS OF OPERATIONS

        The Company reported income of $4.7 million before extraordinary loss and dividends, accretion and losses on preferred stock in the third quarter of fiscal 1998 (ended June 30, 1998) compared to a net income of $2.1 million for the comparable period of fiscal 1997. The $2.6 million improvement was primarily a result of a strong market for the Company's products which resulted in better selling prices. Additionally, the Company has experienced a decrease in scrap prices over the third quarter of fiscal 1997 which contributed to a 10% increase in the metal margin (the difference between the selling price and the net scrap cost).

        On May 22, 1998, the Company completed a refinancing transaction whereby it issued, at a price of 99.048%, $110 million of 9.5% First Mortgage Notes ("9.5% Notes") due 2008 to repay its previously existing first mortgage notes, term loan and preferred stock. In connection with this transaction, the Company paid prepayment penalties, interest during the defeasment period and wrote-off deferred financing costs associated with the transaction. This resulted in a $7.9 million charge made up of a $5.5 million extraordinary loss and a $2.4 million loss on redemption of preferred stock for the three and nine-month periods ended June 30, 1998.

        In February 1998, the Company entered into a letter of intent to purchase all of the outstanding shares of Northwestern Steel and Wire Company ("Northwestern"), a major minimill producer of structural steel, rod and wire products. In April 1998, the Company announced that it would not proceed with its plan to purchase the outstanding shares of Northwestern. Included in miscellaneous expense for the three and nine-month periods ended June 30, 1998 is an unusual, non-recurring charge of approximately $1.3 million related to this unconsummated transaction.

        The Company reported income of $14.1 million before extraordinary loss and dividends, accretion and losses on preferred stock during the first nine months of fiscal 1998 compared to net income of $1.1 million for the comparable period of fiscal 1997. The $13.0 million improvement in the Company's results was primarily due to two factors. First, the Tennessee Facility recorded net income of $1.0 million, an improvement of $3.9 million over the same period in the prior year. Second, shape shipment tons and the average selling price increased 5% and 6%, respectively.

        The following table sets forth shipment and sales data.

                                                  THREE MONTHS ENDED
                                                       JUNE 30,
                                                   1998       1997
                                                 --------   --------

Net Sales (in thousands) ......................  $ 59,606   $ 59,075
Shape Shipment Tons ...........................   157,836    165,204
Shape Selling Price Per Ton ...................  $    370   $    352

                                                          NINE MONTHS ENDED
                                                               JUNE 30,
                                                         1998             1997
                                                       --------         --------

Net Sales (in thousands) .....................         $191,789         $171,593
Shape Shipment Tons ..........................          520,545          493,883
Shape Selling Price Per Ton ..................         $    363         $    342

A.      SALES

        Net sales for the third quarter of fiscal 1998 increased 1% despite the fact that tons shipped decreased by 4%. The increased revenue on fewer shipments is a result of marketing decisions to improve the gross margin per ton shipped.
Gross margin on shipments improved 32% and the average sales price improved $18 per ton or 5% over the same period last year. Net sales for the first nine months of fiscal 1998 increased by $20 million or 12% compared to the same period of fiscal 1997 as a result of shipment increases of 26,662 tons or 5% and a $21 per ton or 6% increase in the average selling price.

        Shipments for the third quarter of fiscal 1998 were less than the same period of last year. Shipments for the nine months ended June 30, 1998 increased 5% compared to the same period of fiscal 1997. Shipments from the Louisiana Facility were less than the prior year comparable quarter. This decline is partially due to the Company's position on pricing whereby shipments that include sales discounts have been evaluated in light of customer past shipments and future commitments. Shipments for the first nine months from the Louisiana Facility were better than the comparable period. The Tennessee Facility's shipments in the third fiscal quarter were consistent with the prior year quarter. In the first nine months of fiscal 1998, the Tennessee Facility showed an improvement of 13,147 tons over the comparable period last year. The improved reliability of production at the Tennessee Facility and market acceptance of its products together with a strong economy are the primary factors for these positive gains. The Company has maintained its focus on increasing shipments to the original equipment manufacturer/fabricator ("OEM/FAB") market. In the current quarter, competition from import products has been noted in some of the Tennessee Facility's product line. To date, this competition has not adversely affected pricing and has had a marginal impact on shipments.

        Overall selling price increased approximately $18 per ton or 5% in the third quarter of fiscal 1998 and $21 per ton or 6% during the first nine months of fiscal 1998 compared to the same period of fiscal 1997. The Tennessee Facility benefitted from an overall improved market as well as consistent production and availability of products. Additionally, the Tennessee Facility benefitted from a selling price increase of $24 per ton for the nine-month period and $13 per ton for the quarter ended June 30, 1998. The Louisiana Facility experienced an increase in selling price of $20 per ton for the three and nine-month periods ended June 30, 1998. The improvement in price realization is due to the strong demand for the Company's products.

        Due to the high productivity of the Company's rolling mills, no billets were sold on the open market during the first nine months of 1998 and only 241 tons of billets were sold during this period in 1997. The Tennessee Facility's demand for billets has been primarily satisfied by the purchase of billets on the open market at competitive prices while the Company supplied substantially all of the Louisiana Facility's rolling mill requirements. Depending on market conditions and its own rolling mill requirements, the Company may sell billets on an occasional and selective basis to domestic and export customers while purchasing additional billets when required.

B.      COST OF GOODS SOLD

        Cost of goods sold was 84% of sales for the third quarter of fiscal 1998 compared to 88% for the same period of fiscal 1997. The positive variance was primarily the result of the selling price of finished products increasing while the cost of scrap metal (a major component of cost of goods sold) decreased slightly.

        Cost of goods sold was 86% of sales for the first nine months of fiscal 1998 compared to 91% for the same period of fiscal 1997. The improvement was attributable to the items noted above and certain nonrecurring charges recorded in fiscal 1997 related to a transformer failure in the melting facility and the return of the previously striking workers.

        Scrap metal is used in the melting operations at the Louisiana Facility. Scrap cost in the third quarter of fiscal 1998 decreased by 3% offsetting the 1% increase for the first nine months of fiscal 1998. The market for scrap metal has softened in the third fiscal quarter and is expected to remain this way through the fourth fiscal quarter as exports of scrap to Asia have decreased significantly. Additionally, the Company has been able to control the availability and the cost of scrap to some degree by producing its own shredded scrap through an automobile shredding division of the Company, Mississippi River Recycling. When compared with the cost of shredded scrap available to the Company on the open market, the Company has realized a 5% per ton savings through this operation.

        Another significant component of cost of goods sold is conversion cost, which includes labor, energy, maintenance materials and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Tennessee Facility in the third quarter and first nine months of fiscal 1998 compared to the same periods of fiscal 1997 improved by $7 per ton and $14 per ton, respectively. These improvements are due to cost containment, increased production and rolling mill yield. Conversion cost at the Louisiana Facility remained relatively consistent with the third quarter and first nine months of the prior year.

C.      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Selling, general and administrative expenses in the third quarter have increased as the Company incurred and will continue to incur legal expenses in its defense of the USPIRG lawsuit. For the first nine months of fiscal 1998 selling, general and administrative expenses were relatively consistent with the same periods of the prior year.

D.      NON-PRODUCTION STRIKE AND CORPORATE CAMPAIGN EXPENSES

        Non-production strike and corporate campaign expenses have decreased significantly since the settlement of the RICO lawsuit and post-strike issues at the end of 1997. No such costs were incurred in the third quarter of fiscal 1998 nor are any such expenses expected; they were $2.3 million less in the first nine months of fiscal 1998 when compared to the same periods of fiscal 1997.

E.      OTHER INCOME (EXPENSE)

        Interest expense remained consistent with the prior year in the third quarter and showed a slight decrease in the first nine months of fiscal 1998 due to decreased short-term borrowings. The refinancing transaction had no significant effect on interest expense as the transaction occurred late in the third quarter. Interest income increased in the third quarter and the first nine months of fiscal 1998 due to investing excess cash generated from operations.

        Included in miscellaneous expense for the three and nine-month periods ended June 30, 1998 is approximately $1.3 million of costs related to the terminated merger with Northwestern discussed above.

F.      NET INCOME

        The Company's results before extraordinary loss and dividends, accretion and loss on preferred stock improved by $2.6 million in the third fiscal quarter and $13.0 million during the first nine months of fiscal 1998 compared to the same periods of fiscal 1997. The primary reasons for the improvement in earnings were higher selling prices, increased metal margins, decreased conversion cost at the Tennessee Facility, and decreased non-production strike and corporate campaign expenses. Additionally, the Tennessee Facility reported its fourth consecutive quarterly profit in the third quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

A.      CASH AND WORKING CAPITAL

        The Company ended the third fiscal quarter with $18.2 million in cash and temporary cash investments and no short-term borrowings. Subsequent to June 30,
1998, the Company issued an additional $10 million of indebtedness under the add-on provisions of the 9.5% Notes. As of June 30, 1998, current assets exceeded current liabilities by a ratio of 4.2 to 1.0. Working capital increased by $20 million to $92 million during the nine months ended June 30, 1998.

        In the first nine months of fiscal 1998, cash provided by operations was $19.5 million, an increase of $16.4 million over the first nine months of fiscal 1997. Contributing to the significant improvement was an increase in income before extraordinary items caused by strong demand for the Company's products.

B.      CAPITAL EXPENDITURES

        Capital expenditures amounted to $3.9 million in the first nine months of fiscal 1998. These capital projects were directed towards cost reduction, productivity enhancements, plant maintenance, safety and environmental programs. Depending on market conditions, the Company may commit approximately $14 million on various capital projects to reduce cost and increase productivity, to enhance safety and environmental programs, and to maintain the plants during the next twelve months. In addition, The Company is evaluating a major capital project for approximately $30 million to expand its melting capacity.

C.      FINANCING

        As a result of favorable market conditions, the Company completed a refinancing transaction whereby it issued, at a price of 99.048%, $110 million of 9.5% First Mortgage Notes due 2008. The proceeds were used to repay its previously existing first mortgage notes, term loan and preferred stock and for working capital purposes. The 9.5% Notes are senior obligations of the Company, secured by a first priority lien, subject to certain exceptions, on existing and future real property, plant and equipment and most additions or improvements thereto at the Louisiana Facility. Interest accrues at a face rate of 9.5% and is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 1998. Subject to certain exceptions, the Company may not redeem the 9.5% Notes prior to May 15, 2003. On and after such date, the Company may, at its option, redeem the 9.5% Notes, in whole or in part, initially at 104.75% of the principal amount, plus accrued interest to the date of redemption, and declining ratably to par on May 15, 2006.

        Subsequent to June 30, 1998, the Company issued an additional $10 million of indebtedness under the add-on provisions of the 9.5% Notes. The additional indebtedness has been incorporated into the existing 9.5% Notes and accordingly, bears identical terms and covenants.

        Concurrent with the refinancing transaction, the Company entered into an amendment and restatement of its revolving line of credit agreement which will be used for general corporate purposes. The terms of the amended and restated agreement calls for available borrowings up to $50 million, including outstanding letters of credit, using a borrowing base of receivables and inventory. The agreement is secured by inventory and accounts receivable and bears interest on a sliding scale based on the quarterly leverage ratio, as defined. The terms of the agreement contain several operating and financial performance measurement covenants including a maximum debt to capitalization ratio, a minimum interest coverage ratio, minimum tangible net worth requirements and limits on the incurrence of certain other indebtedness. As of June 30, 1998, there were no borrowings under the revolving line of credit facility.

D.      YEAR 2000

        The Company is prepared for the impact that the year 2000 is expected to have on electronic data processing and other information systems relevant to its business. A detail plan has been outlined and implemented. The year 2000 should not significantly impact the Company's results of operations, financial position or cash flows.

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

                           PART II - OTHER INFORMATION


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (b)    Reports on Form 8-K

                      None were filed during the third quarter of fiscal year 1998.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYOU STEEL CORPORATION



By /s/ RICHARD J. GONZALEZ
    Richard J. Gonzalez
    Vice President, Chief Financial Officer,
    Treasurer, and Secretary


Date: August 5, 1998