Form 10-K405
period 1998-09-30
BAYOU STEEL CORP
filed 1998-12-17
CIK 807877

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998  COMMISSION FILE NUMBER: 33-22603

                            BAYOU STEEL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      72-1125783
   (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

       138 HIGHWAY 3217
        P.O. BOX 5000
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                               TITLE OF EACH CLASS
                      9 1/2% First Mortgage Notes due 2008

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

   The aggregate market value and the number of voting shares of the registrant's common stock outstanding on October 31, 1998 was:

                                   SHARES OUTSTANDING HELD BY   MARKET VALUE
          TITLE OF EACH CLASS      --------------------------     HELD BY
           OF COMMON STOCK         AFFILIATES  NON-AFFILIATES  NON-AFFILIATES
           ---------------         ----------  --------------  --------------
         Class A, $.01 par value... 1,309,564   9,309,816       $32,584,356
         Class B, $.01 par value... 2,271,127           0          N/A
         Class C, $.01 par value...       100           0          N/A

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated herein by reference in Part III and portions of the registrant's 1998 Annual Report filed as an exhibit, are incorporated herein by reference in Part II hereof.

                            BAYOU STEEL CORPORATION

                               TABLE OF CONTENTS

                                      PAGE
PART I
   ITEM 1.  BUSINESS....................................................   1
            General.....................................................   1
            Manufacturing Process and Facilities........................   1
            Products....................................................   2
            Customers and Sales.........................................   3
            Distribution................................................   3
            Strategy....................................................   4
            Competition.................................................   5
            Raw Materials...............................................   6
            Energy......................................................   6
            Environmental Matters.......................................   7
            Safety and Health Matters...................................   8
            Employees...................................................   9
   ITEM 2.  PROPERTIES..................................................   9
   ITEM 3.  LEGAL PROCEEDINGS...........................................   10
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10

PART II
   ITEM 5.  MARKET FOR REGISTRANT'S CLASS A COMMON STOCK AND
           RELATED STOCKHOLDER MATTERS..................................   10
   ITEM 6.  SELECTED FINANCIAL DATA.....................................   10
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................   11
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   11
   ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........   11

PART III
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS............................   11
   ITEM 11. EXECUTIVE COMPENSATION......................................   12
   ITEM 12. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   12
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   12

PART IV
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.....................................................   12

                                    PART I

ITEM 1. BUSINESS

GENERAL

   Bayou Steel Corporation (the "Company) is a leading producer of light structural shapes and merchant bar steel products. The Company owns and operates a steel minimill and a stocking warehouse located on the Mississippi River in LaPlace, Louisiana (the "Louisiana Facility"), three additional stocking locations accessible to the Louisiana Facility through the Mississippi River waterway system, and a rolling mill in Harriman, Tennessee (the "Tennessee Facility") also accessible through the Mississippi River waterway system. The Company produces light structural steel products ranging in size from three to eight inches at the Louisiana Facility and merchant bar products ranging from one-half to four inches at the Tennessee Facility.

   The Louisiana Facility, which was constructed in 1981 at a cost of $243 million, is a minimill consisting of two electric arc furnaces (one of which is used as a back-up), a rolling mill, a climate controlled warehouse facility, and a deep-water dock on the Mississippi River. A "minimill" is a relatively low-cost steel production facility which uses steel scrap rather than iron ore as its basic raw material. In general, minimills recycle scrap using electric arc furnaces, continuous casters, and rolling mills. The Louisiana Facility's minimill includes two Krupp computer-controlled electric arc furnaces utilizing water-cooled sidewalls and roof, two Voest-Alpine four-strand continuous casters, a computer supervised Italimpianti reheat furnace, and a 15-stand Danieli rolling mill.

   The Tennessee Facility was acquired and re-started by the Company in July 1995 following the purchase by the Company of substantially all of the assets of the Tennessee Valley Steel Corporation (the "TVSC"). The rolling mill at the Tennessee Facility includes a computer supervised reheat furnace, a 16-stand rolling mill and automated straightening, continuous cut-to-length, stacking and bundling equipment.

   The Company purchases most of its scrap in the open market from a large number of steel scrap dealers, although the Company also operates an automobile shredder to produce some of the scrap used in its operations. At the Louisiana Facility, the Company uses steel scrap to produce finished steel in a variety of shapes, including angles, flats, channels, standard beams, and wide flange beams. At the Tennessee Facility, the Company rolls billets to produce merchant bar products, including angles, flats, rounds, and squares, and also has the capability to produce rebar. The merchant bar product mix of the Tennessee Facility extends and complements the Company's Louisiana Facility product line. The Company's products are used for a wide range of commercial and industrial applications.

   The location of the Company's production and distribution facilities allows the Company to serve customers across a wide geographic area, including its primary markets in the Southeast, the lower Midwest, the Northeast, the Mid-Atlantic and the Appalachian states. The Company also sells to customers in the West Coast region, Canada, Mexico and other overseas locations. The Company sells its products to over 550 customers, the majority of which are steel service centers, in 42 states, Canada, Mexico, and occasionally overseas.

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

MANUFACTURING PROCESS AND FACILITIES

   Steel scrap is the principal raw material used by the Company in its production process. The Company purchases most of its scrap needs on the open market and transports it to the Louisiana Facility by barge, ocean going vessel, rail, and truck, and stores it in a scrap receiving yard. With the use of a newly installed automobile shredder, the Company is able to process all of its shredded scrap requirements normally at significantly reduced costs, constituting approximately 15% of its steel scrap requirements. The scrap is transported to the Louisiana Facility's melt shop by rail or truck, where it is melted in a 99-ton capacity alternating current electric arc furnace which heats the scrap to approximately 3100(degree)F. During the scrap melting and refining process, impurities are removed from the molten steel. After the scrap reaches a molten state, it is poured from the furnace into ladles, where adjustments of alloying elements and carbon are made to obtain the desired chemistry. The ladles of steel are then transported to one of two four-strand continuous casters in which the molten steel is solidified in water-cooled molds. The casters produce long strands of steel that are cut by torch into billets (semi-finished product), moved to a cooling bed and marked for identification. After cooling, the billets are transferred to the Louisiana rolling mill for further processing. Billets in excess of the Louisiana Facility's rolling mill requirements are either shipped to the Tennessee Facility via rail or sold to other processors.

   In the Louisiana Facility's rolling mill, the billets are reheated in a walking beam furnace with recuperative burners. After the billets are reheated to approximately 2000(degree)F, they are rolled through up to fifteen mill stands which form the billets into the dimensions and sizes of the finished products. The heated finished shapes are placed on a cooling bed and then straightened and cut into either standard 40-foot lengths or specific customer lengths. The shapes are stacked into 2 1/2 to 5-ton bundles, processed (if needed) through an off-line saw to 20 foot standard lengths, and placed in a climate-controlled warehouse where they are subsequently shipped to the Company's stocking locations via barge or to customers directly via truck, rail, or barge.

   The Tennessee Facility's rolling mill uses steel billets which are received by rail, truck, or barge and then stored in a billet yard. The billets are reheated in a pusher reheat furnace with recuperative burners before being rolled. Once the billets are heated to approximately 2000(degree)F, they are rolled through up to sixteen mill stands which form the billets into the dimensions and sizes of the finished products. The heated finished shapes are placed on a cooling bed and then straightened and cut into the appropriate customer lengths. The shapes are then stacked into 2 1/2 ton bundles and placed in a climate-controlled warehouse where they are subsequently shipped to the Company's stocking locations via barge or to customers directly via truck or rail.

PRODUCTS

    The Louisiana Facility is capable of producing a variety of light structural steel products and the Tennessee Facility is capable of producing a wide range of merchant bar products and rebar.

                                                          SIZE RANGE (IN INCHES)
                        PROFILE                           TENNESSEE    LOUISIANA
      Equal Angles..............................          3/4-2 1/2      2-6
      Flats.....................................              1-4         4-8
      Channels..................................              N/A         3-8
      Squares...................................           1/2-1         N/A
      Rounds....................................           1/2-2         N/A
      Unequal Angles............................              N/A         4-7
      Rebar.....................................         3/8-13/8         N/A
      Standard Beams............................              N/A         3-6
      Wide Flange Beams.........................              N/A         4-8

   The light structural shapes, merchant bar products and rebar produced by the Company are used for a wide range of commercial and industrial applications, including the construction and maintenance of petrochemical plants, barges and light ships, railcars, trucks and trailers, rack systems, tunnel and mine support products, joists, sign and guardrail posts for highways, power and radio transmission towers, and bridges. Rebar is used in highway and bridge construction, concrete structures such as parking garages, and home construction for driveways, sidewalks and swimming pools.

   The Company plans to continue to emphasize the production of light structural shapes and merchant bar products. Rebar was last produced in 1995. Shape margins are historically considerably higher than those of rebar. The Tennessee Facility will produce rebar when appropriate opportunities exist.

   The Company's shapes are produced to various national specifications, such as those set by the American Society for Testing and Materials, or to specific customer specifications which have more stringent quality criteria. In addition, the Company is one of a few minimills that is certified by the American Bureau of Shipping. The Company certifies that its products are tested in accordance with nuclear, state highway, bridge and military specifications. The Company's products are also certified for state highway and bridge structures.

CUSTOMERS AND SALES

    The Company has over 550 customers in 42 states, Canada and Mexico. The majority of the Company's finished products (approximately 62% in fiscal 1998) are sold to domestic steel service centers, while the remainder are sold to original equipment manufacturers (approximately 27% in fiscal 1998) and export customers (approximately 11% in fiscal 1998). Steel service centers warehouse steel products from various minimills and integrated mills and sell combinations of products from different mills to their customers. Some steel service centers also provide additional labor-intensive value-added services such as fabricating, cutting or selling steel by the piece rather than by the bundle. Rebar, when produced, will be selectively sold to a few customers who are not necessarily part of the existing customer base.

    In fiscal 1998, the Company's top ten customers accounted for approximately 47% of total shipments. No single customer accounted for greater than 10% of total sales. The Company believes that it is not dependent on any customer and that it could, over time, replace lost sales attributable to any one customer.

    The Company's products are sold domestically and in Canada, Mexico, and overseas on the basis of availability, quality, service, and price. The Company maintains a real-time computer information system, which tracks prices offered by competitors, as well as freight rates from its customers to both the Company's stocking locations and the nearest competitive facilities. A new electronic data interchange system that allows the Company to manage a major customer's inventory needs was recently implemented. This system, which interfaces with the customer's system, reduces overhead and is intended to increase sales for the Company. The system also provides the customer with just-in-time inventory capabilities. The Company expects to expand use of this system and believes that this system gives it a competitive advantage.

    Although sales of shapes tend to be slower during the winter months due to the impact of winter weather on construction and transportation activities and during the late summer due to planned plant shutdowns of end-users, seasonality has not been a material factor in the Company's business. The Company's backlog of unfilled cancelable orders for shapes totaled $100 million as of September 30, 1998 and $110 million as of September 30, 1997. As of October 31, 1998, the Company's backlog totaled $89 million.

    The level of billet sales to third parties is dependent on the Company's billet requirements and worldwide market conditions, which may vary greatly from year to year. In the past three fiscal years the Company has consumed substantially all of its billet production resulting in minimal billet sales to third parties.

DISTRIBUTION

    The Louisiana Facility, which includes a deep-water dock, is strategically located on the Mississippi River, which the Company believes enhances its competitive posture by reducing its overall transportation costs because it can receive steel scrap and ship its product by barge, normally the least costly method of transportation in the steel industry. The Company also believes that the location of its minimill on the Mississippi River and its network of inland waterway warehouses enable it to access markets for its products that would otherwise be uneconomical to the Company due to the high freight costs of light structural products relative to their end selling price. The Company operates three inventory stocking warehouses in Chicago, Tulsa, and Pittsburgh, which complement its operations in Louisiana and Tennessee. These facilities, each of which is equipped with an inland waterway dock, enable the Company to significantly increase its marketing territory by providing storage capacity for its finished products in three additional markets and by allowing the Company to meet customer demand far from its Louisiana minimill and Tennessee rolling mill on a timely basis. From these locations, product is primarily distributed by truck. In addition, the Company makes rail shipments to some customers, primarily those on the West Coast and in Mexico. With the recent completion of a rail spur into the Louisiana warehouse, the Company has expanded rail shipment.

    The Louisiana Facility's deep-water dock enables the Company to load vessels or ocean-going barges for overseas shipments, giving the Company low cost access to overseas markets. Additionally, the dock enables the Company to access scrap from the Caribbean and South and Central America, an important strategic factor which mitigates the impact of fluctuations in domestic scrap prices on the Company's performance. Since the minimill is only 35 miles from the Port of New Orleans, smaller quantities of shapes or billets can be shipped overseas on cargo ships from that port. The Company believes it has a freight cost advantage over land-locked domestic competitors in serving the export market. This advantage permits the Company to compete with foreign minimills in certain export markets. In recent years, due to strong domestic margins, the Company has only occasionally accessed overseas markets.

    The Tennessee Facility provides access for the Company to the Appalachian states and the lower Midwest, plus additional access to the upper Midwest, the Southeast and the Mid-Atlantic regions. The Tennessee Facility's product line is distributed through the Tennessee Facility and the stocking centers in Chicago, Pittsburgh, and Tulsa. The Tennessee Facility's location is accessible by all forms of transportation; the rolling mill is in close proximity to two major interstate highways, is four miles from a barge dock, and is situated on the main line of the Norfolk Southern Railroad.

    The Company believes that the elimination of current duties in Canada and Mexico as a result of the passage of the North American Free Trade Agreement ("NAFTA") will increase the competitiveness of the Company's products compared to locally produced products in such countries. During fiscal 1998, 1997, and 1996, 11%, 10%, and 9%, respectively, of the Company's tons shipped were exported to Canada and Mexico. There can be no assurance, however, that there will be an increase in the Company's shipments to Canada and Mexico as a result of the passage of NAFTA.

STRATEGY

    The Company's strategy is to improve operating efficiencies and to reduce costs through improved processes, utilization, and capital. The Company will also consider strategic acquisitions which complement or expand the Company's current operations, and/or captures finished goods or raw material capacity.

    A.THE LOUISIANA FACILITY

      The Company's principal operating strategy is to improve operating results by continuing to increase productivity and reduce costs, including labor cost per ton, and increasing sales of higher margin shape products.

      OPERATING EFFICIENCIES. The Company's operating strategy is to be a low cost producer of light structural steel products. The Company continues to focus on cost reductions through, among other things, capital improvements and a high performance work culture.

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

      CAPITAL IMPROVEMENTS. The Company wants to increase billet production so as to supply most of the Tennessee Facility's billet requirements. In fiscal 1998, the Louisiana Facility produced 603,000 tons of billets. In fiscal 1999, as part of its short-term strategy, the Company has committed approximately $6 million in capital to increase melt shop capacity to 650,000 tons and to improve overall plant operations. The Company may spend $33 million over the next two years to substantially increase its melting capacity to 850,000 tons and reduce operating costs by approximately 10%. The project is divided into several phases whereby work will be performed in independently beneficial phases that will require the Company to commit funds on an incremental basis. The Company has committed approximately $6 million to complete phases 1 and 2 and the engineering work on the last phase. Depending on economic conditions, the Company may commit the remaining $27 million in the spring of 1999.

    B.THE TENNESSEE FACILITY

      OPERATING CAPACITY. The Company's operating strategy continued to focus on expanding its merchant bar shape production. In fiscal 1998, the Tennessee Facility produced 169,000 tons or a 17% increase over prior year. Its production is expected to reach nearly 200,000 tons in 1999. However, this projection can vary and will depend on market demand and new sections to be introduced during the fiscal year. The total annual capacity of the plant is estimated at 225,000 tons depending on the product mix.

         The Tennessee Facility produced only merchant bar shapes and customer specific sections in fiscal 1998 although it also has the ability to produce rebar. Bar shape products have historically higher profit margins than rebar and the shapes produced complement and enhance the Louisiana Facility's existing range of structural shapes.

      CAPITAL IMPROVEMENTS. The Company expects to commit approximately $6 million on various capital projects at the Tennessee Facility in fiscal 1999 on operations to reduce costs and increase productivity. The Company continues to look at long term capital spending needs that will benefit production while reducing costs.

    C.ACQUISITION PROGRAM AND TAX BENEFITS

      The Company may, from time to time, seek vertical or horizontal strategic acquisitions, such as the acquisition of the Tennessee Facility in 1995. Attractive candidates include steel producers and recycling operators which provide the opportunity to accelerate growth while complementing or expanding the Company's current operations.

      The Company will seek to maximize and accelerate its utilization of net operating loss carryforwards to offset taxable earnings achieved through efficiency improvements, cost savings and acquisitions. As of September 30, 1998, the Company had approximately $220 million of net operating loss carryforwards which could be used to offset taxable earnings of the Company, including the earnings of acquired entities.

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

    Foreign steel producers historically have not competed significantly with the Company in the domestic market for shape sales due to higher freight costs relative to end product prices. Foreign competition could increase, however, as a result of changes in currency exchange rates, economic conditions overseas, and increased steel subsidies by foreign government.

COMPETITION

    The Company competes in the markets for light steel structural shapes and bar shape products. The Company does not currently compete with minimill flat rolled producers, most domestic integrated steel producers, or rebar manufacturers.

    STRUCTURAL SHAPES. The Louisiana Facility's location on the Mississippi River, as well as the Company's stocking locations in three additional regions of the country, provide access to large markets in the Eastern, Midwestern, Southern, and Central portions of the United States. As a result, the Company competes in the structural shape market with several major domestic minimills in each of these regions. Depending on the region and product, the Company primarily competes with Nucor Corporation, Structural Metals, Inc., North Star Steel Co., Lake Ontario Steel Corporation, Birmingham Steel, Ameristeel, and Northwestern Steel and Wire Company, among others. Certain of these competitors have significantly greater financial resources than the Company.

    BAR SHAPES. In fiscal 1999, the Company expects to sell most of the Tennessee Facility's yearly production of bar shape products in its regional market. Competitors in the region are Ameristeel, Structural Metals, Inc., Nucor Corporation, Birmingham Steel, Roanoke Electric, North Star Steel Co., SMI/Cayce Steel, and Marion Steel.

    REBAR. The Tennessee Facility will produce rebar in varying quantities depending on economic and market trends. The Tennessee Facility's main competitor will be Ameristeel in Knoxville, Tennessee. Ameristeel, however, fabricates a large portion of its rebar in competition with independent fabricators who would be the target customers of the Tennessee Facility. Independent fabricators opting not to buy from a competitor may create a significant niche for the Tennessee Facility's rebar. Other competitors include SMI/Cayce Steel, Birmingham Steel, Nucor Corporation, and Co- Steel.

RAW MATERIALS

    The Company's major raw material is steel scrap, which is generated principally from industrial, automotive, demolition, railroad, and other scrap sources and is primarily purchased directly by the Company in the open market through a large number of steel scrap dealers. The Company is able to efficiently transport scrap from suppliers throughout the inland waterway system and through the Gulf of Mexico, permitting it to take advantage of scrap purchasing opportunities far from its minimill, and to protect itself from supply imbalances that develop from time to time in specific local markets. In addition, unlike many other minimills, the Company, through its own scrap purchasing staff, buys scrap primarily from scrap dealers and contractors rather than through brokers. The Company believes that its enhanced knowledge of scrap market conditions gained by being directly involved in scrap procurement on a daily basis, coupled with management's extensive experience in metals recycling markets, gives the Company a competitive advantage. The Company does not currently depend upon any single supplier for its scrap. No single vendor supplies more than 10% of the Company's scrap needs. The Company, on average, maintains a 25-day inventory of steel scrap.

    The Company has a program of buying directly from local scrap dealers for cash. Through this program, the Company has procured approximately 25% of its scrap at prices lower than those of large scrap dealers. The Company has also installed an automobile shredder, which is located at a site adjacent to the Louisiana Facility, to produce shredded steel scrap, one of several types used by the Company. Mississippi River Recycling ("MRR"), a division of the Company, began operating the automobile shredder in late fiscal 1995. The Company expanded MRR's business activities into other scrap processing, thereby decreasing the Company's demand on third parties for prepared scrap metal. During fiscal 1998, MRR supplied 15% of the Company's total scrap requirements.

    The cost of steel scrap is subject to market forces, including demand by other steel producers. The cost of steel scrap to the Company can vary significantly, and product prices generally cannot be adjusted in the short-term to recover large increases in steel scrap costs. Over longer periods of time, however, product prices and steel scrap prices have tended to move in the same direction.

    The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as steel makers continue to expand scrap-based electric arc furnace capacity. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steel making. Such forms include direct-reduced iron, iron carbide, and hot-briquetted iron. While such forms may not be cost competitive with steel scrap at present, a sustained increase in the price of steel scrap could result in increased implementation of these alternative technologies.

    The Tennessee Facility currently purchases billets on the open market to supply part of its billet requirements. The Company has not experienced any shortages or significant delays in delivery of these materials. The Company believes that an adequate supply of raw materials will continue to be available.

ENERGY

    The Company's manufacturing process at the Louisiana Facility consumes large volumes of electrical energy and natural gas. The Company purchases its electrical service needs from a local utility company pursuant to a contract originally executed in 1980 and extended in 1995 for a six year period. The base contract is supplemented to provide lower cost off-peak power and known maximums in higher cost firm demand power. In addition, the Company receives discounted peak power rates in return for the utility company's right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and, in prior years, have had negligible impact on operations; however, the Louisiana Facility experienced an unusual number and duration of power curtailments in the fourth quarter of fiscal 1996, 1997 and 1998 due to generating and transmission failures at the local utility company.

    The Louisiana Facility's contract with the local utility company contains a fuel adjustment clause which allows the utility company to pass on to its customers any increases in price paid for the various fuels used in generating electrical power and other increases in operating costs. This fuel adjustment applies to all of the utility company's consumers. In the fourth quarter of fiscal 1997, the Company experienced high fuel adjustment cost due to the utility company passing on the cost for an extended nuclear unit shutdown. If the price that the utility company pays for fuel, such as natural gas, increases, then the Louisiana Facility's energy expense could increase. The Company believes that its utility rates at the Louisiana Facility have, in the past, been competitive in the domestic minimill steel industry; however, due to the aforementioned factors, the Company believes that its utility rates were not as competitive in fiscal 1998, 1997 and late fiscal 1996 as they had previously been. To a lesser extent, the Louisiana Facility's consumes quantities of natural gas via two separate pipelines serving the facility. The Company purchases its natural gas on a month-to-month basis from a variety of suppliers. Historically, the Louisiana Facility has been adequately supplied with electricity and natural gas and does not anticipate any significant curtailments in its operations resulting from energy shortages.

    The Tennessee Facility's manufacturing process consumes both electricity and natural gas. The Tennessee Facility purchases its electricity from a local Tennessee utility company. Historically, the Tennessee Facility's local utility company has had one of the lowest power rates in the country. In 1995, the Company negotiated a ten year contract at a favorable rate with the local utility company and has no reason to believe that a similar contract will not be renewed upon similar terms. The Harriman, Tennessee area is served by only one gas pipeline. Currently, the Tennessee Facility does not have a direct interconnect with this pipeline so all gas for the plant must be purchased through a Local Distribution Company ("LDC"). Thus, the Company must pay the wellhead price plus transportation charges and the LDC mark up. The Company believes this premium adds approximately $1 per ton to the Tennessee Facility's cost structure. (This is not an uncommon arrangement throughout the industry.)

ENVIRONMENTAL MATTERS

    Like others in the industry, the Company's minimill is required to control the emission of dust from its electric arc furnaces that contains lead, cadmium, and chromium, which are considered hazardous. The Company is subject to various Federal, state and local laws and regulations, including, among others, the Clean Air Act, the 1990 Amendments, the Resource Conservation and Recovery Act, the Clean Water Act and the Louisiana Environmental Quality Act, and the regulations promulgated in connection therewith, concerning the discharge of contaminants which may be emitted into the air and discharged into the waterways, and the disposal of solid and/or hazardous waste such as electric arc furnace dust. The Company has a full-time manager who is responsible for monitoring the Company's procedures for compliance with such rules and regulations. The Company does not anticipate any substantial increase in its costs for environmental compliance or that such costs will have a material adverse effect on the Company's competitive position, operations or financial condition.

    In the event of a release or discharge of a hazardous substance to certain environmental media, the Company could be responsible for the costs of remediating the contamination caused by such a release or discharge. In the last five years, the only environmental penalty assessed to the Company was a $2,500 fine levied in 1996 in conjunction with an Air Quality Notice of Violation issued by the Louisiana Department of Environmental Quality (the "LDEQ"). During fiscal 1997, the United States Public Interest Research Group ("USPIRG") filed a lawsuit in Louisiana against the Company for alleged violations of air quality regulations. USPIRG is asking the court to award it appropriate legal fees and to assess appropriate penalties against the Company. The Company believes it has meritorious defenses to these charges. The Company believes it is in substantial compliance with applicable air quality environmental requirements.

    The Company plans to close two storm-water retention ponds at the Louisiana Facility's minimill. The Company has conducted limited analysis of the effluents of these ponds, and although this analysis has indicated that there is a limited potential for contamination, the Company does not believe that future remediation costs, if any, will be material. The LDEQ has approved a sampling plan to analyze the contents of the pond sediments which could indicate a greater level of contaminants than suggested by the Company's limited testing. The sampling has been conducted and the data is being analyzed. In such case, the costs of clean up could be higher than the Company now believes. Until such sampling is completed, however, it is impossible to estimate such costs.

    The Resource Conservation and Recovery Act regulates the management of emission dust from electric arc furnaces. The Company currently collects the dust resulting from its melting operation through an emissions control system and recycles it through an approved high temperature metals recovery firm. The dust management costs were approximately $2.0 million in fiscal 1996, $1.3 million in fiscal 1997 and $1.1 million in fiscal 1998. The recycling costs declined in fiscal 1997 due to increases in recycling competition and implementation of a new dust recycling contract.

     Tennessee Valley Steel Corporation ("TVSC"), the prior owners of the Tennessee Facility, entered into a Consent Agreement and Order ("the TVSC Consent Order") with the Tennessee Department of Environment and Conservation under its voluntary clean-up program. The Company, in acquiring the assets of TVSC, entered into a Consent Agreement and Order ("the Bayou Steel Consent Order") with the Tennessee Department of Environment and Conservation, which is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessment which are components of a required, structured investigative, remedial, and assessment process. The definitive asset purchase agreement between the Company and TVSC provided for $2.0 million of the purchase price to be held in escrow and applied to costs incurred by the Company for activities pursuant to the TVSC Consent Order (with an additional $1.0 million to be held for one year for such costs and other costs resulting from a breach of TVSC's representations and warranties in the agreement). As of September 30, 1998, investigative, remedial, and risk assessment activities have resulted in expenses of approximately $1.3 million. At this time, the Company does not expect the costs of resolution of the TVSC Consent Order to exceed funds provided by the escrow agreement. As of September 30, 1998 and 1997, the Company has accrued loss contingencies for certain environmental matters and believes that is currently in material compliance with all environmental laws.

    Environmental laws have been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken, but that have been found to affect the environment and to create rights of action for environmental conditions and activities. Under Superfund legislation, a company that has sent waste to a third party disposal site could be held liable for the entire cost of remediating such site regardless of fault or the lawfulness of the original disposal activity and also for related damages to natural resources. As of September 30, 1998, the Company has not received any notice letters under Superfund legislation.

    The Company's future expenditures for installation of environmental control facilities are difficult to predict. Environmental legislation, regulations and related administrative policies are continuously modified. Environmental issues are also subject to differing interpretations by the regulated community, the regulating authorities and the courts. Consequently, it is difficult to forecast expenditures needed to comply with future regulations. Therefore, at this time, the Company cannot estimate those costs associated with compliance and the effect of the upcoming regulations will have on the Company's competitive position, operations, or financial condition. In fiscal 1998, the Company spent approximately $1 million on various environmental capital projects. In fiscal 1999, the Company intends to spend approximately $1 million on various environmental capital projects. Furthermore, there can be no assurance that material environmental liabilities will not be incurred by the Company in the future or that future compliance with environmental laws (whether those currently in effect or enacted in the future) will not require additional expenditures by the Company or require changes to the Company's current operations, any of which could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SAFETY AND HEALTH MATTERS

    The Company is subject to various regulations and standards promulgated under the Occupational Safety and Health Act, which are administered by OSHA. These regulations and standards are minimum requirements for employee protection and health. It is the Company's policy to meet or exceed these minimum requirements in all of the Company's safety and health policies, programs, and procedures.

    The Company knows of no other material safety or health issues.

EMPLOYEES

    As of September 30, 1998, the Company had 580 employees, of whom 150 were salaried office, supervisory and sales personnel, and 430 were hourly employees. Approximately 415 are covered by labor contracts. There are no current disputes with employees related to their employment, and the Company believes its relations with employees to be good.

ITEM 2. PROPERTIES

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

        LOCATION                               PROPERTY
        --------                               --------

LaPlace, Louisiana.............. Approximately 287 acres of land, including a shredder, melt shop, rolling mill, related equipment, a 75,000 square foot warehouse, and dock facilities situated on state-leased water bottom in the Mississippi River under a 45-year lease with 39 years remaining.

Harriman, Tennessee............. Approximately 198 acres of land, 175,000 square feet of steel mill buildings, including a melt shop (which the Company does not intend to use), a 39,600 square foot warehouse, a rolling mill, and related equipment.

Chicago, Illinois............... Approximately 7 acres of land, a dock on the
                                Calumet River, and buildings, including a recently renovated 100,000 square foot warehouse.

Tulsa, Oklahoma................. 63,500 square foot warehouse facility with a dock on the Arkansas River system. Located on land under a long-term lease. The original term of the lease is from April 1, 1989 through March 31, 1999; the Company has two 10-year renewal options through March 31, 2019.

Pittsburgh, Pennsylvania........ 182,000 square foot leased warehouse facility with a dock on the Ohio River. The original term of the lease was from January 1, 1987 through June 30, 1992; the Company is in the second of three 5-year renewal options through June 30, 2007.

Louden County, Tennessee........ Approximately 25 acres of undeveloped land along the Tennessee River, available for future use as a stocking location.

   The principal asset comprising the collateral under the 9 1/2% First Mortgage Notes due 2008 is the Louisiana Facility. See "Description of the First Mortgage Notes--Security." None of the other properties described above serve as collateral.

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

    The Company is not involved in any pending legal proceedings which involve claims for damages exceeding 10% of its current assets. The Company is not a party to any material pending litigation which, if decided adversely, would have a significant impact on the business, income, assets, or operation of the Company, and the Company is not aware of any material threatened litigation which might involve the Company. See also "--Employees," "--Environmental Matters," "--Safety and Health Matters," and the consolidated financial statements of the Company and notes thereto included elsewhere herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended September 30, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S CLASS A COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    MARKET INFORMATION AND STOCK PRICE

    The Class A Common Stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol BYX. The approximate number of stockholders of record on November 20, 1998 was 353. In addition, there are approximately 2,900 shareholders whose stock is held in street name. The stock has been trading since July 27, 1988. The closing price per share on November 20, 1998 was $5.25. The following tables set forth the high and low prices for the periods indicated.

                                                SALES PRICE PER SHARE
                                          ----------------------------------
                                          FISCAL YEAR 1998  FISCAL YEAR 1997
                                          ----------------  ----------------
                                           HIGH     LOW      HIGH     LOW
                                           ----     ---      ----     ---
        October-December................. $5.000 $3.250     $4.000  $2.500
        January-March....................  7.188  3.250      3.250   2.250
        April-June.......................  9.563  5.313      3.688   2.125
        July-September...................  6.500  2.875      5.625   3.375

   There is no public trading market for the Class B Common Stock and the Class C Common Stock.

   DIVIDENDS

   The Company's ability to pay dividends to Class A Common Stock stockholders is subject to restrictive covenants under the Indenture pursuant to which the Company's 9 1/2% First Mortgage Notes due 2008 (the "9 1/2% Notes") were issued, and the Company's line of credit. See "Notes 6 and 15 of the Consolidated Financial Statements" section of the 1998 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

   Set forth below is summary consolidated financial information for the Company.

                         SUMMARY FINANCIAL INFORMATION
                            (DOLLARS IN THOUSANDS)

                                                                               AS OF AND FOR YEARS ENDED SEPTEMBER 30,
                                                             ----------------------------------------------------------------------
                                                                1998            1997            1996             1995         1994
                                                             ---------       ---------       ---------       ---------    ---------
INCOME STATEMENT DATA:
  Net Sales ..............................................   $ 253,881       $ 231,161       $ 204,426       $ 185,772    $ 160,823
  Cost of Sales ..........................................     213,732         209,930         188,453         162,158      144,314
                                                             ---------       ---------       ---------       ---------    ---------
  Gross Profit ...........................................      40,149          22,231          15,973          23,614       16,509
  Selling, General and Administrative ....................       6,219           6,311           6,273           5,312        3,925
  Non-Production Strike and Corporate Campaign Expenses ..        --                         3,3231,768          1,000          996

  Operating Income .......................................      33,930          12,597           7,932          17,302       11,588
  Interest Expense .......................................      (9,229)         (8,962)         (8,635)         (7,821)      (7,670)
  Interest Income ........................................       1,251              12             147             543          280
  Miscellaneous ..........................................      (1,300)            187             871             431          163
                                                             ---------       ---------       ---------       ---------    ---------
  Income Before Income Tax and Extraordinary Item ........      24,652           3,834             315          10,455        4,361
  Provision for Income Tax ...............................     (10,954)             50            --               118         --
                                                             ---------       ---------       ---------       ---------    ---------
  Income Before Extraordinary Item .......................      35,606           3,784             315          10,337        4,361
  Extraordinary Item .....................................      (5,507)           --              --              --         (5,468)
                                                             ---------       ---------       ---------       ---------    ---------
  Net Income (Loss) ......................................   $  30,099(1)    $   3,784(1)    $     315(1)    $  10,337    $  (1,107)
                                                             =========       =========       =========       =========    =========

BALANCE SHEET DATA:
  Working Capital ........................................   $ 117,635       $  72,031       $  70,090       $  73,301    $  65,186
  Total Assets ...........................................     249,497         196,465         199,272         197,076      156,068
  Total Debt .............................................     118,899          83,540          85,142          85,751       76,076
  Preferred Stock ........................................        --            13,089          10,489          12,239         --
  Common Stockholders' Equity ............................   $  97,340       $  71,512       $  70,382       $  72,605    $  60,124


(1) In fiscal 1995, 1996, 1997, and 1998 income (loss) applicable to common shares after dividends accrued and accretion on preferred stock and a loss on the redemption of the preferred stock in 1998 was $9.6, ($2.3), $1.2, and $25.8 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

   The requirements to satisfy these items are incorporated by reference to the "Management's Discussion and Analysis" section of the 1998 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statement and supplementary data information required by this item are incorporated by reference to the "Consolidated Financial Statements" and "Footnotes to Consolidated Financial Statements" sections of the 1998 Annual Report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   NONE.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

   Information regarding Directors and Executive Officers is incorporated by reference to the "Information with respect to Board of Directors" section of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   The beneficial ownership of the Company's common stock as of October 31, 1998, by persons, other than Directors and Officers, known to the Company to be beneficial owners of more than 5% of the outstanding common stock is incorporated by reference to the "Security Ownership of Certain Beneficial Owners" section of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

   SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

   The beneficial ownership of the Company's common stock of all Directors and Executive Officers is incorporated by reference to the "Information with respect to Board of Directors" section of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Additional information regarding certain relationships and related transactions is incorporated by reference to the "Certain Transaction" section of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and to the "Notes to Consolidated Financial Statements" section of the 1998 Annual Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(I) FINANCIAL STATEMENTS

   The Consolidated Financial Statements are incorporated herein by reference to the Company's 1998 Annual Report to Stockholders and the Accountant's Report relating to the Consolidated Financial Statements and Notes thereto.

   (II) FINANCIAL STATEMENT SCHEDULES                                  10-K PAGE
      Auditor's Opinion Relating to Schedule...........................  15
      Schedule II Valuation and Qualifying Accounts for the three years ended September 30, 1998........................................  17

   Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements submitted.

(B)   REPORTS ON FORM 8-K

   No reports were filed on Form 8-K by the Registrant during the fourth quarter of fiscal year 1998.

                               LIST OF EXHIBITS

NUMBER                              EXHIBIT
------                              -------
 3.1 Third Restated Certificate of Incorporation of the Company (incorporated by reference herein to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).
 3.2 Restated By-laws of the Company (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).
 4.1 Specimen Certificate for Class A Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).
 4.2 Indenture (including form of First Mortgage Note and Subsidiary guarantee between each recourse subsidiary of the Company and the Trustee), dated May 22, 1998, between the Company, Bayou Steel Corporation (Tennessee) ("BSCT"), River Road Realty Corporation ("RRRC") and First National Bank of Commerce, as trustee (the "Trustee") (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).
 4.3 Mortgage and Collateral Assignment of Leases granted by the Company and RRRC to the Trustee, dated as of May 22, 1998.
 4.4    Security Agreement, dated May 22, 1998, between the Company and the
        Trustee.
 4.5    Security Agreement, dated May 22, 1998, between RRRC and the Trustee.
 4.6 Intercreditor Agreement, dated as of May 22, 1998, between the Trustee and The Chase Manhattan Bank, as agent under the Amended and Restated Credit Agreement.
 4.9 Form of Release of Federal Income Tax Ownership and Agreement between the Trustee and the Company, Voest-Alpine A.G. and Howard M. Meyers (incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-72486)).
 4.21 Stock Purchase Agreement dated August 28, 1986, between BSAC and the purchasers of the Company's Class A Common Stock and Preferred Stock (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).
 4.22 Stock Purchase Agreement dated August 28, 1986, between BSAC and RSR, the sole purchaser of the Company's Class B Common Stock (incorporate herein by reference to Registration Statement on Form S-1 (No. 33-22603)).
 4.23 Stock Purchase Agreement dated August 28, 1986, between BSAC and Allen & Company, Incorporated (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-22603)).
 4.24 Agreement between the Company and the holders of Preferred Stock dated as of July 26, 1988 (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No.
        33-10745)).
10.1 Employment Letter dated July 26, 1988, between Howard M. Meyers and the Company (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).
10.2 (i) Agreement dated November 11, 1981, between Amoco Tax Leasing I Corporation ("Amoco") and the Company, (ii) letter dated December 7, 1981 from Voest-Alpine A.G. ("VA") and Voest-Alpine International Corporation ("VAIC") to Amoco, and (iii) letter dated November 11, 1981 from VAIC, Honen Investissements SARL, Barzel Investissements SARL, Anku Foundation, Raphaely Steel Investments, N.V., Landotal Properties, Inc., Canota Investments, Ltd., S.A. and Beruga Establishment and VA to Amoco (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).
10.8    Warehouse (Stocking Location) Leases.
        (i) Leetsdale, Pennsylvania (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).

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

NUMBER                              EXHIBIT
------                              -------
10.23 Pension Plan for Bargained Employees and the Employees Retirement Plan (incorporated herein by reference to Post-Effective Amendment No. 5 to the Company's Registration Statement on Form S-1 (No.
        33-10745)).
10.24 Amendment among the Company, Bayou Scrap Corporation River Road Realty Corporation, the Lenders named in the Credit Agreement and Chemical Bank, as agent (incorporated herein by reference to Amendment No. 4 to Registration Statement on Form S-1 (No. 33-72486)).
10.25 Asset purchase Agreement, dated as of January 30, 1995, among Tennessee Valley Steel Corporation, TV Acquisition Corp., Bayou Steel Corporation, BT Commercial Corporation and NationsBank N.A. (Carolinas) (incorporated herein by reference to Form 8-K dated March 8, 1995 (No. 33-22603)).
10.26 Amendment No. 1 to the Preferred Stock and Warrant Purchase Agreement, dated as of June 13, 1995, by and between the Company and Rice Partners II, L.P. (incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1996 (No. 33-22603)).
10.27 Shareholder Agreement, dated as of June 13, 1995, by and among the Company, Bayou Steel Properties Limited, Howard M. Meyers and Rice Partners II, L.P. (incorporated herein by reference to Form 8-K dated June 20, 1995 (No. 33-22603)).
10.30 Credit Agreement dated as of June 28, 1989, as amended and restated through May 22, 1998, among the Company, the lenders named therein, and The Chase Manhattan Bank, as agent (formerly, Chemical Bank) (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).
10.31 Security Agreement dated as of June 28, 1989, as amended and restated through May 22, 1998, among the Company, the lenders named in the Credit Agreement, and The Chase Manhattan Bank, as agent.

10.32 Subsidiary Guarantee, dated as of May 22, 1998, between BSCT, RRRC and The Chase Manhattan Bank. 10.33 Exchange and Registration Rights Agreement, dated May 22, 1998, among the Company, BSCT, RRRC, Chase Securities, Inc., BT Alex. Brown Incorporated and Paine Webber Incorporated (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).
13.1    Annual Report filed with this report.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Bayou Steel Corporation

   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements as of September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998 included in Bayou Steel Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 13, 1998. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                ARTHUR ANDERSEN LLP

New Orleans, Louisiana
November 13, 1998

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


        SIGNATURE                       TITLE                    DATE

  /s/ HOWARD M. MEYERS         Chairman of the Board, Chief   December 17, 1998
    Howard M. Meyers             Executive Officer and
                                 Director


  /s/ JERRY M. PITTS           President, Chief Operating     December 17, 1998
     Jerry M. Pitts              Officer and Director


 /s/ RICHARD J. GONZALEZ       Vice President, Chief          December 17, 1998
   Richard J. Gonzalez           Financial Officer,
                                 Treasurer and Secretary


  /s/ LAWRENCE E. GOLUB        Director                       December 17, 1998
    Lawrence E. Golub


   /s/ MELVYN N. KLEIN         Director                       December 17, 1998
     Melvyn N. Klein


 /s/ ALBERT P. LOSPINOSO       Director                       December 17, 1998
   Albert P. Lospinoso


  /s/ STANLEY S. SHUMAN        Director                       December 17, 1998
    Stanley S. Shuman


 /s/ JEFFREY P. SANGALIS       Director                       December 17, 1998
   Jeffrey P. Sangalis

                 SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                                           BALANCE AT      ADDITIONS                     BALANCE
                                          BEGINNING OF    CHARGED TO                    AT END OF
             DESCRIPTION                     PERIOD        EXPENSES      OTHER(1)        PERIOD
             -----------                   ---------      ---------     ---------      ---------

September 30, 1998
   Allowance for doubtful accounts ....... $ 500,459      $ 268,626     $   4,899      $ 773,984
                                           ---------      ---------     ---------      ---------

September 30, 1997
   Allowance for doubtful accounts ....... $ 352,965      $ 143,393     $   4,101      $ 500,459
                                           ---------      ---------     ---------      ---------

September 30, 1996
   Allowance for doubtful accounts ....... $ 567,970      $(186,039)    $ (28,966)     $ 352,965


(1)   (Write-offs)/recoveries of uncollectible accounts.