Form 10-Q
period 1998-12-31
BAYOU STEEL CORP
filed 1999-01-29
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1998
                                      OR
  ______   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                    SHARES OUTSTANDING AT DECEMBER 31, 1998
------------------------------------    ---------------------------------------

Class A Common Stock, $.01 par value                  10,619,380
Class B Common Stock, $.01 par value                   2,271,127
Class C Common Stock, $.01 par value                         100
                                                      ----------
                                                      12,890,607
                                                      ==========

                             BAYOU STEEL CORPORATION

                                      INDEX


                                                                          PAGE
PART I.     FINANCIAL INFORMATION                                        NUMBER

            Item 1.     Financial Statements

                         Consolidated Balance Sheets --
                           December 31, 1998 and
                           September 30, 1998                                 3

                        Consolidated Statements of
                           Operations -- Three Months
                           Ended December 31, 1998
                           and 1997                                           5

                         Consolidated Statements of Cash
                           Flows -- Three Months Ended December
                           31, 1998 and 1997                                  6

                         Notes to Consolidated Financial
                           Statements                                         7

            Item 2.     Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                     12

                        Results of Operations                                12

                        Liquidity and Capital Resources                      14

PART II.    OTHER INFORMATION

            Item 6.     Exhibits and reports on Form 8-K                   17

                         PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                 (UNAUDITED)        (AUDITED)
                                                 DECEMBER 31,      SEPTEMBER 30,
                                                     1998              1998
                                                -------------     -------------

CURRENT ASSETS:

   Cash and temporary cash investments .....    $  25,871,319     $  34,028,855
   Receivables, net of allowance for
     doubtful accounts of $821,854
     and $773,984, respectively ............       21,414,993        27,194,660
   Inventories .............................       93,283,511        83,756,111
   Deferred income taxes and other .........        6,527,826         5,913,865
                                                -------------     -------------


      Total current assets .................      147,097,649       150,893,491
                                                -------------     -------------


PROPERTY, PLANT AND EQUIPMENT:

   Land ....................................        3,790,399         3,790,399
   Machinery and equipment .................      117,934,968       114,165,843
   Plant and office building ...............       22,867,334        22,867,334
                                                -------------     -------------
                                                  144,592,701       140,823,576
   Less-Accumulated depreciation ...........      (52,112,303)      (50,707,711)
                                                -------------     -------------

      Net property, plant and equipment ....       92,480,398        90,115,865
                                                -------------     -------------

DEFERRED INCOME TAXES ......................        4,251,569         5,282,549
OTHER ASSETS ...............................        3,131,686         3,205,550
                                                -------------     -------------

      Total assets .........................    $ 246,961,302     $ 249,497,455
                                                =============     =============




 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    (UNAUDITED)      (AUDITED)
                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        1998            1998
                                                    ------------    ------------

CURRENT LIABILITIES:

   Accounts payable ............................    $ 21,183,252    $ 24,862,440
   Interest payable ............................       1,488,333       4,116,667
   Accrued liabilities .........................       5,432,221       4,279,810
                                                    ------------    ------------

      Total current liabilities ................      28,103,806      33,258,917
                                                    ------------    ------------

LONG-TERM DEBT .................................     118,927,413     118,898,853
                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value -
     Class A: 24,271,127 authorized and
              10,619,380 outstanding shares ....         106,194         106,194
     Class B:  4,302,347 authorized and
               2,271,127 outstanding shares ....          22,711          22,711
     Class C:        100 authorized and
                        outstanding shares .....               1               1
                                                    ------------    ------------

      Total common stock .......................         128,906         128,906

   Paid-in capital .............................      47,795,224      47,795,224
   Retained earnings ...........................      52,005,953      49,415,555
                                                    ------------    ------------

      Total common stockholders' equity ........      99,930,083      97,339,685
                                                    ------------    ------------

      Total liabilities and common
         stockholders' equity ..................    $246,961,302    $249,497,455
                                                    ============    ============


 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                      1998              1997
                                                 ------------      ------------

NET SALES ..................................     $ 47,414,662      $ 66,347,841

COST OF SALES ..............................       39,398,675        58,210,196
                                                 ------------      ------------

GROSS PROFIT ...............................        8,015,987         8,137,645

SELLING, GENERAL AND ADMINISTRATIVE ........        1,637,902         1,491,083

NON-PRODUCTION STRIKE AND
 CORPORATE CAMPAIGN EXPENSE ................             --              48,925
                                                 ------------      ------------

OPERATING PROFIT ...........................        6,378,085         6,597,637
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
 Interest expense ..........................       (2,794,270)       (2,088,314)
 Interest income ...........................          390,133            42,296
 Miscellaneous .............................           10,875            49,468
                                                 ------------      ------------

                                                   (2,393,262)       (1,996,550)
                                                 ------------      ------------

INCOME BEFORE INCOME TAX ...................        3,984,823         4,601,087

PROVISION FOR INCOME TAX ...................        1,394,425            93,845
                                                 ------------      ------------

NET INCOME .................................        2,590,398         4,507,242

DIVIDENDS ACCRUED AND ACCRETION ON
 PREFERRED STOCK ...........................             --            (649,980)
                                                 ------------      ------------

INCOME APPLICABLE TO COMMON
 AND COMMON EQUIVALENT SHARES ..............     $  2,590,398      $  3,857,262
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic ................................       12,890,607        12,884,607
      Diluted ..............................       13,713,029        13,707,029

BASIC EARNINGS PER SHARE ...................     $        .20      $        .30
                                                 ============      ============

DILUTED EARNINGS PER SHARE .................     $        .19      $        .28
                                                 ============      ============


   The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                        1998            1997
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................   $  2,590,398    $  4,507,242
   Depreciation ................................      1,404,592       1,416,279
   Amortization ................................        102,424         216,114
   Provision for losses on accounts
     receivable ................................         47,904          67,341
   Deferred income taxes .......................      1,030,980            --

   Changes in working capital:
     Decrease (increase) in receivables ........      5,731,763      (3,562,040)
     (Increase) decrease in inventories ........     (9,527,400)      4,778,732
     (Increase) in prepaid expenses ............       (613,961)       (141,739)
     (Decrease) in accounts payable ............     (3,679,188)     (4,834,895)
     (Decrease) increase in interest payable
      and accrued liabilities ..................     (1,475,923)      2,364,461
                                                   ------------    ------------
      Net cash (used in) provided
       by operations ...........................     (4,388,411)      4,811,495
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant
     and equipment .............................     (3,769,125)     (1,073,684)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ..................           --          (764,822)
   Payments of dividends on preferred stock ....           --          (543,751)
                                                   ------------    ------------
      Net cash used in financing activities ....           --        (1,308,573)
                                                   ------------    ------------

NET (DECREASE) INCREASE IN CASH AND
   TEMPORARY CASH INVESTMENTS ..................     (8,157,536)      2,429,238
CASH AND TEMPORARY CASH INVESTMENTS,
   beginning balance ...........................     34,028,855         971,477
                                                   ------------    ------------
CASH AND TEMPORARY CASH INVESTMENTS,
   ending balance ..............................   $ 25,871,319    $  3,400,715
                                                   ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid during the period for:
     Interest (net of amount capitalized) ......   $  5,419,718    $    180,121
     Income taxes ..............................   $    363,445    $     40,394



 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
                                   (UNAUDITED)


1)    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of December 31, 1998 are based on last-in, first-out ("LIFO") estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 1998.

      The accompanying financial statements include the consolidated accounts of Bayou Steel Corporation ("Louisiana Facility") and Bayou Steel Corporation (Tennessee) ("Tennessee Facility") (collectively referred to herein as the "Company") after elimination of all significant intercompany accounts and transactions.

      In fiscal 1993, the United Steelworkers of America Local 9121 (the "Union") initiated a strike and, subsequently, a corporate campaign designed to bring pressure on the Company from individuals and institutions with financial or other interests in the Company. In fiscal 1996, the Company and Union entered into a settlement agreement which, among other issues, resulted in a new labor contract, ending the strike. In fiscal 1998, the Company and Union reached an agreement on the corporate campaign issues the effect of which was not material to the financial position or results of operations of the Company. Non-production strike and corporate campaign expenses include legal and other charges incurred by the Company related to these matters.

      The results for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1999.

2)    INVENTORIES

      Inventories consist of the following:

                                               (UNAUDITED)         (AUDITED)
                                              DECEMBER 31,        SEPTEMBER 30,
                                                  1998                1998
                                              -----------         -----------

Scrap steel ............................      $ 2,286,462         $ 3,131,848
Billets ................................        9,084,424          12,001,153
Finished product .......................       53,744,163          45,339,376
LIFO adjustments .......................        6,129,356           2,074,726
                                              -----------         -----------

                                               71,244,405          62,547,103
Mill rolls, operating
  supplies and other ...................       22,039,106          21,209,008
                                              -----------         -----------

                                              $93,283,511         $83,756,111
                                              ===========         ===========

3)    LONG-TERM DEBT

      The Company has $120 million of 9.5% first mortgage notes bearing interest at 9.5% (9.65% effective rate) due 2008 with semi-annual interest payments due May 15 and November 15 of each year. The notes were issued at a discount which is being amortized over the life of the notes using the straight line method which does not materially differ from the interest method. The balance of the notes was $118,927,413 and $118,898,853 as of December 31, 1998 and September 30, 1998, respectively.

      The notes are a senior obligation of the Company, secured by a first priority lien, subject to certain exceptions, on existing and future real property, plant and equipment, and most additions or improvements thereto at the Louisiana Facility.

      Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the "guarantor subsidiaries"), which are wholly owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the note on a joint and several basis. The following is summarized combined financial information of the guarantor subsidiaries. Separate full financial statements and other disclosures concerning each guarantor subsidiary have not been presented because, in the opinion of management, such information is not deemed material to investors. The indenture governing the note provides certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

                                   (UNAUDITED)         (AUDITED)
                                   DECEMBER 31,       SEPTEMBER 30,
                                      1998                1998
                                  ------------        -----------
Current assets ..........         $34,221,000         $29,992,000
Noncurrent assets .......          21,604,000          21,502,000
Current liabilities .....          30,496,000          26,489,000
Noncurrent liabilities ..          34,973,000          34,973,000

                                            (UNAUDITED)
                                         THREE MONTHS ENDED
                                            DECEMBER 31,
                                      1998                1997
                                  ------------        -----------
Net sales ...............         $10,378,000         $12,646,000
Gross profit ............             934,000             366,000
Net income ..............             324,000              54,000

4)    SHORT-TERM DEBT

       The Company has a revolving line of credit agreement which is used for general corporate purposes. The terms of the agreement call for available borrowings up to $50 million, including outstanding letters of credit, using a borrowing base of receivables and inventory. Based on these criteria, the net amount available as of December 31, 1998 was $48.2 million. As of December 31, 1998 and September 30, 1998, there were no borrowings under the revolving line of credit facility.

5)    TAXES

      As of December 31, 1998, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $220 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2010. A substantial portion of the available NOLs, approximately $124 million, expire by fiscal 2001. During fiscal 1998, the Company reversed a portion of its valuation allowance associated with the NOLs. Deferred tax expense of approximately $1.4 million was recognized in the first quarter of fiscal 1999 reflecting the utilization of a portion of the Company's available NOL's to cover estimated taxable income.

6)    PREFERRED STOCK AND WARRANTS

      The Company issued 15,000 shares of its redeemable preferred stock and warrants to purchase six percent of the Company's Common Stock (or 822,422 Class A shares) at a nominal amount. In connection with a refinancing transaction in the third quarter of fiscal 1998, the preferred stock was redeemed but the warrants remain outstanding.

7)    EARNINGS PER SHARE

      The Company presents earnings per share in accordance with the provisions of Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Basic earnings per share was computed by deducting dividends accrued and accretion on preferred stock from net income then dividing this amount by the weighted average number of outstanding common shares of 12,890,607 during the three months ended December 31, 1998 and 12,884,607 shares during the three months ended December 31, 1997. In connection with the issuance of redeemable preferred stock discussed in Note 6, the Company reserved 822,422 shares of its Class A Common Stock for issuance upon exercise of the outstanding warrants at a nominal exercise price. In addition, the Company maintains an incentive stock award plan for certain key employees under which stock options to purchase 115,000 and 85,000 shares of its Class A Common Stock at an exercise price of $4.375 and $4.75 per share, respectively. Diluted earnings per share amounts were determined by assuming that the outstanding warrants and stock options were exercised and considered as additional common stock equivalents outstanding computed under the treasury stock method. Additional common stock equivalents computed for purposes of the diluted earnings per share computation were 822,422 for the three-month periods ended December 31, 1998 and 1997, respectively.

8)    MISCELLANEOUS

      Miscellaneous for the three months ended December 31 consist of the following:

                                                   (UNAUDITED)       (UNAUDITED)
                                                      1998               1997
                                                    --------           --------
Discounts earned .........................          $ 45,771           $ 50,198
Provision for bad debts ..................           (47,905)           (67,341)
Other ....................................            13,009             66,611
                                                    --------           --------
                                                    $ 10,875           $ 49,468
                                                    ========           ========

9)    COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

      The Company is subject to various federal, state, and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in certain limited circumstances have been challenged with respect to some of the applicable standards promulgated pursuant to such laws and regulations. During fiscal 1997, the United States Public Interest Research Group ("USPIRG") filed a lawsuit in Louisiana against the Company for alleged violations of air quality regulations. USPIRG is asking the court to award its appropriate legal fees and to assess appropriate penalties against the Company. The Company believes that it has meritorious defenses to these charges. The Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance (including the ultimate resolution of the USPIRG matter) is not expected to have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures at its Louisiana Facility to address previously contaminated sites and is not designated as a "Potential Responsible Party" under the Superfund legislation. As of December 31, 1998 and September 30, 1998, the Company has accrued loss contingencies for certain environmental matters and believes that it is presently in material compliance with all environmental laws.

VOLUNTARY CONSENT ORDER

      Tennessee Valley Steel Corporation ("TVSC"), the prior owners of the Tennessee Facility, entered into a Consent Agreement and Order (the "TVSC Consent Order") with the Tennessee Department of Environment and Conservation under its voluntary clean-up program. The Company, in acquiring the assets of TVSC, entered into a Consent Agreement and Order (the "Bayou Steel Consent Order") with the Tennessee Department of Environment and Conservation. The Bayou Steel Consent Order is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial, and assessment process. The definitive asset purchase agreement between the Company and TVSC provided for $2.0 million of the purchase price to be held in escrow and applied to costs incurred by the Company for activities pursuant to the TVSC Consent Order (with an additional $1.0 million to be held for one year for such costs and other costs resulting from a breach of TVSC's representations and warranties in the agreement). As of December 31, 1998, investigative, remedial, and risk assessment activities have resulted in costs of approximately $1.3 million, which are included in current assets in the accompanying consolidated balance sheets. At this time the Company does not expect the costs of resolution of the TVSC Consent Order to exceed funds to be reimbursed to the Company through the escrow agreement.

OTHER

      There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report on Form 10-K as of and for the year ended September 30, 1998.

RESULTS OF OPERATIONS

      The Company reported $4.0 million of income before taxes in the first quarter of fiscal 1999 (ended December 31, 1998) compared to $4.6 million in the comparable period of fiscal 1998. The $0.6 million reduction in earnings was primarily a result of fewer tons shipped which was largely offset by improved metal margin, resulting in a higher gross profit on each ton shipped.

      The following table sets forth shipment and sales data.

                                                   THREE MONTHS ENDED
                                                       DECEMBER 31,
                                                   1998           1997
                                                 ---------      --------
Net Sales (in thousands) .................       $ 47,415       $ 66,348
Shape Shipment Tons ......................        135,543        183,261
Average Shape Selling Price Per Ton ......       $    342       $    356

A.    SALES

      Net sales for the first quarter of fiscal 1999 decreased 29% resulting from a 26% reduction in shipments and a 4% reduction in the average selling price compared to the same period of last fiscal year. During the first quarter of fiscal 1999, the average selling price decreased $14 per ton compared to the same quarter last year. Subsequent to quarter-end, a major competitor announced an additional $30 per ton price decrease impacting substantially all of the Company's products. Other competitors then announced various price reductions. The future impact to the Company as a result of these market price declines is difficult to determine, however the Company's margins could experience near term reductions in the range of $15 to $20 per ton.

      During the latter part of the first quarter, the Company began to experience direct competition from imports within its product range. This direct competition along with the competition created by imports in fiscal 1998 that were outside of the Company's product range has adversely affected shipments and prices. Steel service centers, the Company's principal customers, reacted to the supply of domestic and foreign steel on the market and record high inventory levels by reducing orders from domestic mills. In efforts to stimulate shipments and to compete with the imports, the domestic mills reduced prices during the quarter and subsequent to quarter-end. The demand for the Company's product is steady at the end-user level, but it is not expected to match the record shipment levels of the prior year. A further slowdown in the economy or additional imports in the Company's product range could further affect shipments or operations. It may take several months for the steel service centers to reduce inventories and for mill orders to reflect this demand. Supply could be affected by a competitor who is commissioning a mill capable of producing many of the same products as the Company.

B.    COST OF GOODS SOLD

      Cost of goods sold was 83% of sales for the first quarter of fiscal 1999 compared to 88% for the same period of fiscal 1998. The positive variance was primarily the result of the cost of scrap metal (a major component of cost of goods sold) decreasing significantly over the prior quarter resulting in higher gross profit on each ton shipped.

      Scrap metal is used in the melting operations at the Louisiana Facility. Scrap cost in the first quarter of fiscal 1999 was 32% lower than the same period of fiscal 1998. The market for scrap metal has softened significantly in the last two fiscal quarters as the export demand for scrap decreased sharply allowing for a greater domestic supply and lower prices. Additionally, the Company has been able to control the availability and the cost of scrap to some degree by producing its own shredded scrap through an automobile shredding division of the Company. When compared with the cost of shredded scrap available to the Company on the open market, the Company has realized a 4% per ton savings on shredded scrap through this operation.

      Conversion cost include labor, energy, maintenance material and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Louisiana Facility increased by 3% in the first quarter of fiscal 1999 compared to the same period of last year as a result of slightly higher maintenance spending and somewhat lower production both of which are the target of capital programs in the second quarter. The impact of this increase was offset by improvements in operations of the Tennessee Facility where tons produced increased by 23% and conversion cost decreased by 20%. These improvements are due to improved productivity and cost containment. The Tennessee Facility took a two week shutdown at the end of the first quarter and beginning of the second quarter. The primary purpose was to avoid building additional inventories since mill orders were significantly reduced.

C.    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expense in the first quarter of fiscal 1999 had increased compared to the same period of last year due to an increase in employment costs.

D.    OTHER INCOME (EXPENSE)

      Interest expense increased $0.8 million in the first quarter of fiscal 1999 compared to the same period of fiscal 1998 due primarily to the refinancing transaction in which the Company extinguished its existing debt and preferred stock and issued one instrument with a greater face value but lower interest rate and less restrictive covenants. During the first quarter of fiscal 1998, the Company incurred $0.6 million in mandatory dividends and accretion on its preferred stock.

      Excess cash generated from operations, in addition to the proceeds from the refinancing transaction, yielded liquidity that the Company was able to invest, resulting in increased interest income in the first quarter of fiscal 1999.

E.    INCOME TAXES

      As a result of the Company's improved profitability, a steady long-term economic outlook, expiration of certain tax benefits derived from a tax-favored lease agreement and its internal projections for the near future, the Company reversed approximately $16.5 million of deferred tax valuation allowance in fiscal 1998. Accordingly, in the first quarter of fiscal 1999 the Company provided for income taxes in its statement of operations at statutory rates of approximately 35%. The net impact of this item on earnings in the current quarter was approximately $1.4 million and was substantially a non-cash impact. In the prior year, the Company provided for income taxes at the alternative minimum tax rate of 2%.

F.    NET INCOME

      The Company's earnings before income taxes decreased $0.6 million in the first quarter of fiscal 1999 compared to the same period of fiscal 1998 primarily due to the decrease in shipments, that was partially offset by an improved metal margin, and the direct and indirect impact of foreign steel imported to the domestic market. Net income applicable to common shareholders decreased $1.3 million in the first quarter of fiscal 1999 compared to the same period of fiscal 1998 primarily due to the recognition of deferred income taxes from the utilization of available tax net operating loss carryforwards in the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

A.    CASH AND WORKING CAPITAL

      The Company ended the first fiscal quarter of 1999 with $26 million in cash and temporary cash investments and no short-term borrowings. Cash decreased from year-end levels by $8 million primarily as a result of an increase in inventories, a decrease in receivables and expenditures under the Company's capital program. The Company is considering various commercial and operational options to reduce inventories. As of December 31, 1998, current assets exceeded current liabilities by a ratio of 5.23 to 1.0 and working capital of $119 million was consistent with year-end and the same quarter of the prior year.

B.    CAPITAL EXPENDITURES

      Capital expenditures amounted to $3.8 million in the first quarter of fiscal 1999. These capital projects were directed towards cost reduction, productivity enhancements, plant maintenance, safety and environmental programs. Depending on market conditions, the Company expects to commit approximately $12 million on various capital projects during the next twelve months. The Company may commit and spend $33 million over the next two years to substantially increase its melting capacity and reduce operating cost. The project is divided into several phases whereby work will be performed in independently beneficial phases that will require the Company to commit funds on an incremental basis. The Company has committed approximately $7 million for two phases in fiscal 1999. This flexibility will allow the Company to benefit from each phase of the upgrade and provide flexibility in the event of additional changes in economic conditions.

C.    FINANCING

      During fiscal 1998, the Company completed a refinancing transaction whereby it issued $120 million of first mortgage notes due in 2008. The proceeds were used to repay its previously existing first mortgage notes and term loan and redeem its preferred stock and for working capital purposes.

D.    YEAR 2000

      The Company is completing the implementation phase of an organized program to assure that the Company's electronic data processing, automated operating systems and other information systems will be year 2000 compliant. The program commenced in June 1997 and is scheduled for completion by the end of the second quarter of fiscal 1999. The program has been divided into four major areas including: (1) business systems, (2) commercial systems, (3) process control or manufacturing systems, and (4) facility support systems. Each system has been throughly audited by the Company's management information systems department and a detailed plan for year 2000 compliance has been developed, executed and tested. The Company believes that it has substantially completed its internal year 2000 readiness program and has performed the necessary testing via various routines including simulation. Management believes that costs previously incurred and any future cost for correction of the year 2000 issues will total less than $1.5 million. Such expenditures previously incurred and future expenditures, if any, are not considered material to the financial position of the Company or the results of its operations.

      The Company's year 2000 program also includes investigation of major vendors' and customers' year 2000 readiness. The Company is using questionnaires and inquiries to determine their readiness in addition to contacting, for example, the energy provider and its phone and data line service vendors to determine their status. If any such vendors indicate that they will not be compliant, contingency plans will be developed to address this issue, which may include changing vendors. The Company is also contacting all electronic data interchange customers to determine their status and to identify issues and alternatives, if required. The Company has been assured by its key financial institutions that they are year 2000 compliant or will be compliant in early 1999.

      Because there is no generally accepted definition of "Year 2000 Compliant" and the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, that organization, no "certification" of compliance is possible by any business. For example, in Securities and Exchange Commission
(SEC) Staff Legal Bulletin No. 5, the SEC opined that, "It is not, and will not, be possible for any single entity or collective enterprise to represent that it has achieved complete year 2000 compliance and thus to guarantee its remediation efforts. The problem is simply too complex for such a claim to have legitimacy. Efforts to solve year 2000 problems are best described as 'risk mitigation'." Consequently, the Company cannot so "certify" either.

      Although management does not believe that it will be necessary, a contingency plan has been developed whereby the Company's disaster recovery plan will be implemented for any systems that fail to meet year 2000 compliance. This contingency plan relies on manual processes and low technology to operate the Company's facilities until the damaged systems can be repaired.

      The foregoing assessment of the impact of the year 2000 issues on the Company is based on management's estimates at the present time. The assessment is based upon assumptions of future events and there can be no assurance that these estimates and assumptions will prove accurate, and the actual results could differ materially. To the extent that year 2000 issues cause significant delays in production or limitation of sales, the Company's results of operations and financial position would be materially adversely affected.

OTHER COMMENTS

FORWARD-LOOKING INFORMATION

      This document contains various "forward-looking" statements which represent the Company's expectation or belief concerning future events. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: changes in the price of supplies, power, natural gas, or purchased billets; changes in the selling price of the Company's finished products or the purchase price of scrap; changes in demand due to imports or a general economic downturn; cost overruns or start-up problems with capital expenditures; weather conditions in the market area of the finished product distribution; unplanned equipment outages; internal or external year 2000 compliance matters; and changing laws affecting labor, employee benefit costs and environmental and other governmental regulations.

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

                           PART II - OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (b)   Reports on Form 8-K

                  None were filed during the first quarter of fiscal year 1999.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYOU STEEL CORPORATION



By /s/ RICHARD J. GONZALEZ
    Richard J. Gonzalez
    Vice President, Chief Financial Officer,
    Treasurer, and Secretary


Date: January 29, 1999