Form 10-Q
period 1999-03-31
BAYOU STEEL CORP
filed 1999-04-30
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

  _X_    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

  ___    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES  EXCHANGE ACT OF 1934


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

            138 Highway 3217, P.O. Box 5000, LaPlace, Louisiana 70069
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (504) 652-4900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Shares Outstanding at March 31, 1999
------------------------------------        -----------------------------------
Class A Common Stock, $.01 par value                  10,619,380
Class B Common Stock, $.01 par value                   2,271,127
Class C Common Stock, $.01 par value                         100
                                                     -----------
                                                      12,890,607
                                                      ==========

                             BAYOU STEEL CORPORATION

                                      INDEX



                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number

     Item 1. Financial Statements

         Consolidated Balance Sheets -- March 31, 1999 and
          September 30, 1998                                                 3

         Consolidated Statements of  Operations -- Three Months
          and Six Months Ended March 31, 1999 and 1998                       5

         Consolidated Statements of Cash  Flows -- Six Months
          Ended March 31, 1999 and 1998                                      6

         Notes to Consolidated Financial  Statements                         7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

         Results of Operations                                              10

         Liquidity and Capital Resources                                    12


PART II.  OTHER INFORMATION

     Item 4.  Submission of matters to a vote of security holders           14

     Item 6.  Exhibits and reports on Form 8-K                              15

                         PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                         (Unaudited)       (Audited)
                                                           March 31,      September 30,
                                                            1999             1998
                                                        -------------    -------------
CURRENT ASSETS:
   Cash and temporary cash investments                  $  26,190,115    $  34,028,855
   Receivables, net of allowance for doubtful
      accounts of $873,009 and $773,948, respectively      21,462,659       27,194,660
   Inventories                                             86,299,481       83,756,111
   Deferred income taxes and other                          6,216,486        5,913,865
                                                        -------------    -------------


         Total current assets                             140,168,741      150,893,491
                                                        -------------    -------------


PROPERTY, PLANT AND EQUIPMENT:

   Land                                                     3,790,399        3,790,399
   Machinery and equipment                                123,135,500      114,165,843
   Plant and office building                               22,890,159       22,867,334
                                                        -------------    -------------
                                                          149,816,058      140,823,576
   Less-Accumulated depreciation                          (53,354,725)     (50,707,711)
                                                        -------------    -------------

         Net property, plant and equipment                 96,461,333       90,115,865
                                                        -------------    -------------

DEFERRED INCOME TAXES                                       4,085,024        5,282,549
OTHER ASSETS                                                3,047,912        3,205,550
                                                        -------------    -------------

         Total assets                                   $ 243,763,010    $ 249,497,455
                                                        =============    =============



  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              (Unaudited)    (Audited)
                                                               March 31,    September 30,
                                                                 1999           1998
                                                             ------------   ------------
CURRENT LIABILITIES:
   Accounts payable                                          $ 13,339,642   $ 20,298,386
   Interest payable                                             4,338,333      4,116,667
   Accrued liabilities                                          6,165,701      8,843,864
                                                             ------------   ------------

         Total current liabilities                             23,843,676     33,258,917
                                                             ------------   ------------

LONG-TERM DEBT                                                118,955,973    118,898,853
                                                             ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value -
      Class A:  24,271,127 authorized and 10,619,380
                outstanding shares                                106,194        106,194
      Class B:  4,302,347 authorized and 2,271,127
                outstanding shares                                 22,711         22,711
      Class C:  100 authorized and outstanding shares                   1              1
                                                             ------------   ------------

         Total common stock                                       128,906        128,906

   Paid-in capital                                             47,795,224     47,795,224
   Retained earnings                                           53,039,231     49,415,555
                                                             ------------   ------------

         Total common stockholders' equity                    100,963,361     97,339,685
                                                             ------------   ------------

         Total liabilities and common stockholders' equity   $243,763,010   $249,497,455
                                                             ============   ============


  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended                           Six Months Ended
                                                              March 31,                                   March 31,
                                                    1999                    1998                   1999                    1998
                                                 -------------          -------------          -------------          -------------
NET SALES                                        $  49,888,361          $  65,835,504          $  97,303,022          $ 132,183,347
COST OF SALES                                       43,969,635             57,405,906             83,368,310            115,616,100
                                                 -------------          -------------          -------------          -------------
GROSS PROFIT                                         5,918,726              8,429,598             13,934,712             16,567,247
SELLING, GENERAL AND
   ADMINISTRATIVE                                    1,909,654              1,693,037              3,547,556              3,233,046
                                                 -------------          -------------          -------------          -------------

OPERATING INCOME                                     4,009,072              6,736,561             10,387,156             13,334,201
                                                 -------------          -------------          -------------          -------------

OTHER INCOME (EXPENSE):
   Interest expense                                 (2,768,300)            (2,044,761)            (5,562,570)            (4,133,076)
   Interest income                                     360,211                136,229                750,345                178,525
   Miscellaneous                                       (10,918)                87,146                    (43)               136,616
                                                 -------------          -------------          -------------          -------------
                                                    (2,419,007)            (1,821,386)            (4,812,268)            (3,817,935)
                                                 -------------          -------------          -------------          -------------
INCOME BEFORE
   INCOME TAXES                                      1,590,065              4,915,175              5,574,888              9,516,266
PROVISION FOR
   INCOME TAXES                                        556,787                103,685              1,951,212                197,530
                                                 -------------          -------------          -------------          -------------
NET INCOME                                           1,033,278              4,811,490              3,623,676              9,318,736
DIVIDENDS ACCRUED AND
   ACCRETION ON
   PREFERRED STOCK                                        --                 (654,448)                  --               (1,304,428)
                                                 -------------          -------------          -------------          -------------
INCOME APPLICABLE TO
   COMMON AND COMMON
   EQUIVALENT SHARES                             $   1,033,278          $   4,157,042          $   3,623,676          $   8,014,308
                                                 =============          =============          =============          =============
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING:
   Basic                                            12,890,607             12,884,607             12,890,607             12,884,607
                                                 =============          =============          =============          =============
   Diluted                                          13,713,029             13,738,175             13,713,029             13,731,917
                                                 =============          =============          =============          =============
INCOME PER COMMON SHARE:
   Basic                                         $         .08          $         .32          $        0.28          $         .62
                                                 =============          =============          =============          =============
   Diluted                                       $         .08          $         .30          $        0.26          $         .58
                                                 =============          =============          =============          =============


  The accompanying notes are an integral part of theseconsolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Six Months Ended
                                                                         March 31,
                                                                   1999           1998
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  3,623,676    $  9,318,736
   Depreciation                                                   2,647,014       2,897,558
   Amortization                                                     214,758         429,864
   Provision for losses on accounts receivable                       99,061          54,129
   Deferred income taxes                                          1,587,767            --

   Changes in working capital:
      Decrease (increase) in receivables                          5,632,940      (1,476,488)
      (Increase) decrease in inventories                         (2,543,370)      3,422,452
      (Increase) in prepaid expenses                               (692,863)       (187,920)
      (Decrease) increase in accounts payable                    (6,958,744)      1,360,126
      (Decrease) in interest payable and accrued liabilities     (2,456,497)      2,035,054
                                                               ------------    ------------

         Net cash provided by operations                          1,153,742      17,853,511
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                    (8,992,482)     (2,387,015)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                          --        (1,529,971)
   Debt issue and other costs                                          --          (876,936)
   Payments of dividends on preferred stock                            --        (1,091,969)
                                                               ------------    ------------
         Net cash used in financing activities                         --        (3,498,876)
                                                               ------------    ------------

NET (DECREASE) INCREASE IN CASH AND
   TEMPORARY CASH INVESTMENTS                                    (7,838,740)     11,967,620

CASH AND TEMPORARY CASH INVESTMENTS,
   beginning balance                                             34,028,855         971,477
                                                               ------------    ------------
CASH AND TEMPORARY CASH INVESTMENTS,
   ending balance                                              $ 26,190,115    $ 12,939,097
                                                               ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the period for:
      Interest (net of amount capitalized)                     $  5,340,904    $  4,189,222
      Income taxes                                             $    363,445    $     40,394



  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


1)   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of March 31, 1999 are based on last-in, first-out ("LIFO") estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 1998.

     The accompanying financial statements include the consolidated accounts of Bayou Steel Corporation ("Louisiana Facility"), Bayou Steel Corporation
(Tennessee)   ("Tennessee   Facility"),   and  River  Road  Realty   Corporation
(collectively referred to herein as the "Company") after elimination of all significant intercompany accounts and transactions. The results for the six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1999.

     Certain reclassifications have been made in the prior period financial statements to conform to the classifications used in the current year.

2)   INVENTORIES

     Inventories consist of the following:
                                                  (Unaudited)     (Audited)
                                                   March 31,    September 30,
                                                     1999            1998
                                                  -----------   ------------

     Scrap steel                                  $ 3,127,808   $ 3,131,848
     Billets                                        6,664,695    12,001,153
     Finished product                              48,661,323    45,339,376
     LIFO adjustments                               7,085,515     2,074,726
                                                  -----------   -----------
                                                  $65,539,341   $62,547,103
     Mill rolls, operating supplies and other      20,760,140    21,209,008
                                                  -----------   -----------
                                                  $86,299,481   $83,756,111
                                                  ===========   ===========

3)   LONG-TERM DEBT

     The Company has $120 million of first mortgage notes bearing interest at 9.5% (9.65% effective rate) due 2008 with semi-annual interest payments due May 15 and November 15 of each year. The notes were issued at a discount which is being amortized over the life of the notes using the straight line method which does not materially differ from the interest method. The notes are a senior obligation of the Company, secured by a first priority lien, subject to certain exceptions, on existing and future real property, plant and equipment, and most additions or improvements thereto at the Louisiana Facility.

     Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the "guarantor subsidiaries"), which are wholly owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the notes on a joint and several basis. The following is summarized combined financial information of the guarantor subsidiaries. Separate full financial statements and other disclosures concerning each guarantor subsidiary have not been presented because, in the opinion of management, such information is not deemed material to investors. The indenture governing the notes provide certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

                                              (Unaudited)          (Audited)
                                                March 31,        September 30,
                                                 1999                1998
                                              ------------      -------------

     Current assets                           $32,474,000       $29,992,000
     Noncurrent assets                         21,333,000        21,503,000
     Current liabilities                       28,463,000        26,489,000
     Noncurrent liabilities                    34,973,000        34,973,000


                             (Unaudited)                 (Unaudited)
                          Three Months Ended           Six Months Ended
                               March 31,                   March 31,

                         1999           1998        1999            1998
                      -----------   -----------   -----------   -----------

     Net sales        $11,207,000   $14,010,000   $21,585,000   $26,656,000
     Gross profit         493,000       810,000     1,428,000     1,176,000
     Net income            16,000       533,000       339,000       587,000


4)   INCOME TAXES

     As of March 31, 1999, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $217 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2010. A substantial portion of the available NOLs, approximately $124 million, expire by fiscal 2001. During fiscal 1998, the Company reversed a portion of its valuation allowance associated with the NOLs. Deferred tax expense of approximately $0.6 million and $2.0 million was recognized in the second quarter and the first six months of fiscal 1999, respectively, reflecting the utilization of a portion of the Company's available NOL's to cover estimated taxable income.

5)   PREFERRED STOCK AND WARRANTS

     The Company issued 15,000 shares of redeemable preferred stock and warrants to purchase six percent of its Class A Common Stock (or 822,422 shares) at a nominal amount. In connection with a refinancing transaction in the third quarter of fiscal 1998, the preferred stock was redeemed but the warrants remain outstanding.

6)   EARNINGS PER SHARE

     The Company presents earnings per share in accordance with the provisions of Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Basic earnings per share was computed by deducting dividends accrued and accretion on preferred stock from net income then dividing this amount by the weighted average number of outstanding common shares of 12,890,607 during the six months ended March 31, 1999 and 12,884,607 shares during the six months ended March 31, 1998. In connection with the issuance of redeemable preferred stock discussed in Note 5, the Company reserved 822,422 shares of its Class A Common Stock for issuance upon exercise of the outstanding warrants at a nominal exercise price. In addition, the Company maintains an incentive stock award plan for certain key employees under which stock options to purchase 115,000 and 85,000 shares of its Class A Common Stock at an exercise price of $4.375 and $4.75 per share, respectively. Diluted earnings per share amounts were determined by assuming that the outstanding warrants and stock options were exercised and considered as additional common stock equivalents outstanding computed under the treasury stock method. Additional common stock equivalents computed for purposes of the diluted earnings per share computation were 822,422 and 847,310 for the six-month period ended March 31, 1999 and 1998, respectively.

7)   COMMITMENTS AND CONTINGENCIES

Environmental

     The Company is subject to various federal, state, and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company's operations in certain limited circumstances have been challenged with respect to some of the applicable standards promulgated pursuant to such laws and regulations. During fiscal 1997, the United States Public Interest Research Group ("USPIRG") filed a lawsuit in Louisiana against the Company for alleged violations of air quality regulations. Subsequent to quarter-end, the Company and USPIRG reached an agreement in principal subject to court approval, the results of which were not material to the financial position or the results of operations of the Company. The Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance is not expected to have a material adverse effect on the Company's competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures at its Louisiana Facility to address previously contaminated sites and is not designated as a "Potential Responsible Party" under the federal Superfund legislation. As of March 31, 1999 and September 30, 1998, the Company had accrued loss contingencies for certain environmental matters and believes that it is presently in material compliance with all environmental laws.

     Tennessee Valley Steel Corporation ("TVSC"), the prior owners of the Tennessee Facility, entered into a Consent Agreement and Order (the "TVSC Consent Order") with the Tennessee Department of Environment and Conservation under its voluntary clean-up program. The Company, in acquiring the assets of TVSC, entered into a Voluntary Consent Agreement and Order (the "Bayou Steel Consent Order") with the Tennessee Department of Environment and Conservation. The Bayou Steel Consent Order is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial, and assessment process. The definitive asset purchase agreement between the Company and TVSC provided for certain funds to be applied to costs incurred by the Company for activities pursuant to the TVSC Consent Order. As of March 31, 1999, investigative, remedial, and risk assessment activities have resulted in expenses of approximately $1.3 million with approximately $0.6 million remaining to complete the remediation. At this time the Company does not expect the cost of resolution of the TVSC Consent Order to exceed funds previously provided.

     Environmental Laws have been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken, but that have been found to affect adversely the environment and to create rights of action for environmental conditions and activities. Under some federal legislation (sometimes referred to as "Superfund" legislation) a company that has sent waste to a third party disposal site or elsewhere could be held liable for some portion or all the cost of remediating such site regardless of fault or the lawfulness of the original disposal activity and also for related damages to natural resources. Many states, including Georgia, have enacted similar legislation. The Company has been advised by the Georgia Department of Natural Resources that it is a responsible party to a site where clean up costs have been and are being expended. The Company has never used the site. It is alleged that the predecessor corporation to TVSC generated materials that were reportedly disposed at the site. The Company believes it has meritorious defenses to these charges.

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

RESULTS OF OPERATIONS

     The Company reported $1.6 million of income before taxes in the second quarter of fiscal 1999 (ended March 31, 1999) compared to $4.9 million in the comparable period of fiscal 1998. The $3.3 million reduction in earnings was due to several factors: fewer tons shipped; increased conversion cost at the Louisiana Facility; reduced metal margin (the difference between the selling price and the net scrap cost); and an increase in net interest expense.

     The Company reported $5.6 million of income before taxes for the first six months of fiscal 1999 compared to $9.5 million for the comparable period of fiscal 1998. The $3.9 million decrease in earnings was due primarily to a decrease in tons shipped and an increase in net interest expense. These unfavorable trends were offset by an increase in the metal margin over the prior year first six months resulting in higher gross profit on each ton shipped.

     The following table sets forth shipment and sales data.

                                                        Three Months Ended
                                                             March 31,
                                                        1999           1998
                                                     ----------     ----------
         Net Sales (in thousands)                    $   49,888     $  65,836
         Shape Shipment Tons                            156,853       179,448
         Average Shape Selling Price Per Ton         $      315     $     363


                                                        Six Months Ended
                                                            March 31,

                                                        1999            1998
                                                     -----------    ----------
         Net Sales (in thousands)                    $   97,303     $  132,183
         Shape Shipment Tons                            292,396        362,706
         Average Shape Selling Price Per Ton         $      328     $      359

A.   Sales

     Net sales for the quarter decreased by 24% resulting from a 13% reduction in shipments and average selling price compared to the prior year period. For the first six months of fiscal 1999, net sales decreased by 26% on a 19% decrease in tons shipped and a 9% decrease in the average selling price compared to the same period of fiscal 1998.

     The decrease in shipments and the average selling price for both periods was the result of direct competition from imports within the Company's product range. The negative impact of imports on the Company's shipments started in the latter part of the first quarter and continued throughout the second. Steel service centers, the principal customers of the Company, reacted to the increased supply of domestic and foreign steel as well as their own record high inventory levels by reducing orders from domestic mills. In efforts to stimulate shipments and to compete with the imports, the domestic mills reduced prices throughout the first six months of this year. The lack of shipments caused the Company's inventories to approach its storage capacity. To relieve some of its physical constraint problems as well as operating cash flow pressures associated with high inventory levels, the Company reduced operations at its Tennessee rolling mill during the quarter and, subsequently, at its Louisiana rolling mill.

     The demand for the Company's products at the end-user level is steady, but it is not expected to match the record shipment levels of the prior year. A further slowdown in the economy or additional imports in the Company's product range could further affect shipments or operations. It may take several months for steel service centers to reduce inventories to acceptable levels and for mill orders to reflect the underlying demand. Supply could be further impacted by a competitor who is commissioning a mill capable of producing many of the same products as the Company.

     Subsequent to quarter-end, one of the plants of a major competitor announced a $15 per ton price increase that would impact much of the Company's product line. The price increase is effective for shipments after June 1, 1999 and is expected to be matched by most other competitors.

B.   Cost of Goods Sold

     Cost of goods sold was 88% of sales for the quarter compared to 87% of sales for the prior year period. Although the selling price decrease was the single largest contributor to this change, it was minimized by a decrease in the cost of scrap metal (a major component of cost of goods sold). For the six-month period comparison, cost of goods sold was 86% of sales in fiscal 1999 compared to 87% for the same period of fiscal 1998. The combination of the change in the average selling price and scrap costs accounts for the majority of this change.

     Scrap is used in the melting operations at the Louisiana Facility and is a significant component of the cost of billets purchased for the Tennessee Facility. Scrap cost in the second quarter and the first six months of fiscal 1999 decreased 33% and 32%, respectively, compared to the same periods of last year. The market for scrap metal has softened significantly since June of last year when export demand decreased sharply allowing for a greater domestic supply and lower prices.

     Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Louisiana Facility increased by 5% in the second quarter and 4% for the first six months of fiscal 1999. The increase is primarily a result of a planned two week shutdown to perform major maintenance and major capital projects. However, the shutdown caused a decrease in production when compared to the prior year increasing the cost per ton. The impact of this increase was offset by improvements at the Tennessee Facility where conversion cost per ton decreased by 7% in the second quarter and 13% for the first six months of fiscal 1999. These improvements are due to improved productivity and cost containment and, in March of this year, a new record productivity was established as measured in tons produced per hour.

     The Company is currently in the installation and start-up phase of a significant capital item, a Ladle Metallurgical Facility (LMF). The LMF is an integral component of the long-term capital program, and is expected to add 40,000 tons to the annual melting capacity. Due to the learning curve associated with the start-up of such a significant piece of equipment, the Company may experience increase per ton costs in the near term.

C.   Selling, General and Administrative Expense

     Selling, general and administrative expense in the second quarter and first six months of fiscal 1999 compared to the same periods of the last year increased by $217,000 and $315,000, respectively. The change is primarily due to an increase in legal and consulting activities in the current year.

D.   Other Income (Expense)

     Interest expense increased $0.7 million and $1.4 million for the three and six months ended March 31, 1999 compared to the same periods last year due to a refinancing transaction completed in May 1998 in which the Company extinguished its existing debt and preferred stock and issued one instrument with a greater face value but lower interest rate and less restrictive covenants. Excess cash generated from operations, in addition to the proceeds from the refinancing transaction, yielded liquidity that the Company was able to invest, resulting in increased interest income in fiscal 1999.

E.   Income Taxes

     As a result of the Company's improved profitability, a steady long-term economic outlook, expiration of certain tax benefits derived from a tax-favored lease agreement and its internal projections for the near future, the Company reversed approximately $16.5 million of a deferred tax valuation allowance in the fourth fiscal quarter of 1998. Accordingly, the Company has provided for income taxes at statutory rates approximating 35%. The net affect of this item on earnings was $0.5 million and $1.8 million for the three and six months ended March 31, 1999, respectively, the impact of which was substantially non-cash. In the prior year, the Company provided for income taxes at the alternative minimum tax rate of 2% which is approximately the cash tax expended.

F.   Net Income

     Net income decreased $3.8 million and $5.7 million in the second quarter and first six months of fiscal 1999, respectively, compared to fiscal 1998 due primarily to the recognition of income tax expense, shipment and average selling price decreases noted above.


LIQUIDITY AND CAPITAL RESOURCES

A.   Cash and Working Capital

     The Company ended the second fiscal quarter with $26.2 million in cash and temporary cash investments. In the first six months of fiscal 1999, cash provided by operations was $1.2 million compared to $17.9 million last year. Contributing to the change was an increase in inventories of $2.5 million due to depressed shipments in the current year and $9.4 million used by changes in payables and accrued liabilities.

     At March 31, 1999 current assets exceeded current liabilities by a ratio of
5.88 to 1.00. Working capital decreased by $1.3 million to $116.3 million during the six month period.

B.   Capital Expenditures

     Capital expenditures amounted to $9.0 million in the first six months of fiscal 1999. The increased activity is directed towards cost reduction, productivity enhancements, plant maintenance and safety and environmental programs. Depending on market conditions, the Company expects to spend approximately $27 million on various capital projects during the next twelve months and, depending on market conditions, may commit and spend an additional $28 million over the next several years to substantially increase its melting capacity and reduce operating cost. This project is divided into several phases whereby work will be performed in independently beneficial phases requiring the commitment of funds on an incremental basis. Meanwhile, the Company is evaluating technology alternatives which could significantly reduce the $28 million long-term capital outlay while accomplishing most of the intended benefits.

C.   Financing

     During fiscal 1998, the Company completed a refinancing transaction whereby it issued $120 million of first mortgage notes due in 2008. The proceeds were used to repay its previously existing first mortgage notes and term loan and redeem its preferred stock and for working capital purposes.

OTHER COMMENTS

Year 2000

     The Company has completed the implementation and testing phase of its organized program to assure that its electronic data processing, automated operating systems and other information systems will be year 2000 compliant. The program commenced in June 1997 and is complete. The program was divided into four major areas including: (1) business systems, (2) commercial systems, (3) process control or manufacturing systems, and (4) facility support systems. Each system was throughly audited by the Company's management information systems department and a detailed plan for year 2000 compliance was developed, executed and tested. The Company believes that it has completed its internal year 2000 readiness program and has performed the necessary testing via various routines including simulation. Management believes that costs previously incurred and any future cost for correction of the year 2000 issues will total less than $1.5 million. Such expenditures previously incurred and future expenditures, if any, are not considered material to the financial position of the Company or the results of its operations.

     The Company's year 2000 program also included investigation of major vendors' and customers' year 2000 readiness. The Company used questionnaires and inquiries to determine their readiness in addition to contacting, for example, the energy provider and its phone and data line service vendors to determine their status. If any such vendors indicated that they will not be compliant, contingency plans were developed to address the issue, which may include changing vendors. The Company has also contacted all electronic data interchange customers to determine their status and to identify issues and alternatives, if required. The Company has been assured by its key financial institutions that they are year 2000 compliant or will be compliant in the first half of 1999.

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


                           PART II - OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on March 3, 1999, at which the following matters were brought before and voted upon by the shareholders:

     1. The election of three (3) Class A and four (4) Class B Directors, each to serve until the next annual meeting of stockholders. The following Class A (total number of shares outstanding 10,619,380) and Class B (total number of shares outstanding 2,271,127) Director nominees received the following number of votes cast:

                    Class A                        For             Withheld
                    -------                        ---             --------

               Lawrence E. Golub                9,280,064           158,296
               Jeffrey P. Sangalis              9,280,114           158,246
               Stanley S. Shuman                9,280,114           158,246

                   Class B                         For             Withheld
                   -------                         ---             --------
               Melvyn N. Klein                  2,271,127                 0
               Albert P. Lospinoso              2,271,127                 0
               Howard M. Meyers                 2,271,127                 0
               Jerry M. Pitts                   2,271,127                 0

     2. Ratification of the appointment of Arthur Andersen LLP as auditors of the Company for the fiscal year ending September 30, 1999. The total Class A and Class B shares outstanding were 12,890,607. The detail for the vote is as follows:

                     For                 Against             Abstain
                     ---                 -------             -------
                  11,593,177             100,971              15,335

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None were filed during the second quarter of fiscal year 1999.

     (b)  Reports on Form 8-K

          None were filed during the second quarter of fiscal year 1999.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYOU STEEL CORPORATION



By   /s/ Richard J. Gonzalez
     -----------------------
     Richard J. Gonzalez
     Vice President, Chief Financial Officer,
     Treasurer, and Secretary



Date:  April 30, 1999