Form 10-Q
period 1999-06-30
BAYOU STEEL CORP
filed 1999-08-03
CIK 807877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999
OR
[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 33-22603

BAYOU STEEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	72-1125783 (I.R.S. Employer Identification No.)

138 Highway 3217, P.O. Box 5000, LaPlace, Louisiana 70069
(Address of principal executive offices)
(Zip Code)

(504) 652-4900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 1999
Class A Common Stock, $.01 par value	10,619,380
Class B Common Stock, $.01 par value	2,271,127
Class C Common Stock, $.01 par value	100

12,890,607

BAYOU STEEL CORPORATION

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets– June 30, 1999 and
September 30, 1998		3
Consolidated Statements of Operations -- Three
and Nine Months Ended June 30, 1999 and 1998		5
Consolidated Statements of Cash Flows -- Nine Months
Ended June 30, 1999 and 1998		6
Notes to Consolidated Financial Statements		7

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations		10
Results of Operations		10
Liquidity and Capital Resources	;	13

PART II. OTHER INFORMATION
Item 6. Exhibits and reports on Form 8-K		15

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAYOU STEEL CORPORATION CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 1999	(Audited) September 30, 1998
CURRENT ASSETS:

Cash and temporary cash investments	$ 25,470,374	$ 34,028,855
Receivables, net of allowance for doubtful
accounts of $928,918 and $773,948, respectively	23,392,150	27,194,660
Inventories	83,343,254	83,756,111
Deferred income taxes and other	5,860,966	5,913,865

Total current assets	138,066,744	150,893,491

PROPERTY, PLANT AND EQUIPMENT:

Land	3,790,399	3,790,399
Machinery and equipment	125,842,528	114,165,843
Plant and office building	23,237,397	22,867,334

	152,870,324	140,823,576
Less-Accumulated depreciation	(54,756,763)	(50,707,711)

Net property, plant and equipment	98,113,561	90,115,865

DEFERRED INCOME TAXES	3,485,011	5,282,549
OTHER ASSETS	2,976,860	3,205,550

Total assets	$ 242,642,176	$ 249,497,455

The accompanying notes are an integral part of these consolidated statements. Page 3

BAYOU STEEL CORPORATION CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) June 30, 1999	(Audited) September 30, 1998
CURRENT LIABILITIES:

Accounts payable	$ 13,976,670	$ 20,298,386
Interest payable	1,488,333	4,116,667
Accrued liabilities	5,839,270	8,843,864

Total current liabilities	21,304,273	33,258,917

LONG-TERM DEBT	118,984,533	118,898,853

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value -
Class A: 24,271,127 authorized and 10,619,380
outstanding shares	106,194	106,194
Class B: 4,302,347 authorized and 2,271,127
outstanding shares	22,711	22,711
Class C: 100 authorized and outstanding shares	1	1

Total common stock	128,906	128,906

Paid-in capital	47,795,224	47,795,224
Retained earnings	54,429,240	49,415,555

Total common stockholders’ equity	102,353,370	97,339,685

Total liabilities and common stockholders’ equity	$242,642,176	$249,497,455

The accompanying notes are an integral part of these consolidated statements. Page 4

BAYOU STEEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	1999	1998	1999	1998
NET SALES	$ 54,825,470	$ 59,605,831	$ 152,128,492	$ 191,789,177
COST OF SALES	48,609,612	50,156,816	131,977,923	165,772,916

GROSS PROFIT	6,215,858	9,449,015	20,150,569	26,016,261
SELLING, GENERAL AND
ADMINISTRATIVE	1,768,392	1,659,135	5,315,948	4,892,182

OPERATING INCOME	4,447,466	7,789,880	14,834,621	21,124,079

OTHER INCOME (EXPENSE):
Interest expense	(2,682,918)	(2,299,705)	(8,245,488)	(6,432,782)
Interest income	319,569	649,967	1,069,914	828,492
Miscellaneous	55,909	(1,292,664)	55,866	(1,156,047)

	(2,307,440)	(2,942,402)	(7,119,708)	(6,760,337)

INCOME BEFORE INCOME
TAXES AND
EXTRAORDINARY ITEM	2,140,026	4,847,478	7,714,913	14,363,742
PROVISION FOR
INCOME TAXES	750,016	100,511	2,701,228	298,040

INCOME BEFORE
EXTRAORDINARY ITEM	1,390,010	4,746,967	5,013,685	14,065,702
EXTRAORDINARY ITEM	–	(5,506,885)	–	(5,506,885)

NET INCOME (LOSS)	1,390,010	(759,918)	5,013,685	8,558,817
LOSS ON REDEMPTION OF
PREFERRED STOCK	–	(2,429,105)	–	(2,429,105)
DIVIDENDS ACCRUED AND
ACCRETION ON
PREFERRED STOCK	–	(563,690)	–	(1,868,118)

INCOME (LOSS)
APPLICABLE TO
COMMON AND COMMON
EQUIVALENT SHARES	$ 1,390,010	$(3,752,713)	$ 5,013,685	$ 4,261,594

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	12,890,607	12,884,607	12,890,607	12,884,607

Diluted	13,713,029	13,750,154	13,713,029	13,738,944

INCOME (LOSS)
PER COMMON SHARE:
Basic	$ .11	$ (.29)	$ .39	$ .33

Diluted	$ .10	$ (.29)	$ .37	$ .31

The accompanying notes are an integral part of these consolidated statements. Page 5

BAYOU STEEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended June 30,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 5,013,685	$ 8,558,817
Extraordinary item	–	5,506,885
Depreciation	4,049,052	4,326,262
Amortization	314,370	604,231
Provision for losses on accounts receivable	154,970	116,836
Deferred income taxes	2,337,784	–
Changes in working capital:
Decrease in receivables	3,647,540	986,077
Decrease (increase) in inventories	412,857	(608,177)
(Increase) decrease in prepaid expenses	(487,347)	25,812
(Decrease) in accounts payable	(6,321,716)	(2,428,467)
(Decrease) increase in interest payable
and accrued liabilities	(5,632,928)	2,430,658

Net cash provided by operations	3,488,267	19,518,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,046,748)	(3,908,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and early retirement cost	–	(86,678,456)
Proceeds from issuance of long-term debt	–	108,952,800
Payments of preferred stock, dividends
and early retirement cost	–	(17,386,232)
Debt issue and other costs	–	(3,250,000)

Net cash provided by financing activities	–	1,638,112

NET (DECREASE) INCREASE IN CASH AND
TEMPORARY CASH INVESTMENTS	(8,558,481)	17,248,130
CASH AND TEMPORARY CASH INVESTMENTS,
beginning balance	34,028,855	971,477

CASH AND TEMPORARY CASH INVESTMENTS,
ending balance	$ 25,470,374	$ 18,219,607

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest (net of amount capitalized)	$ 10,873,821	$ 6,589,670
Income taxes	$ 363,445	$ 40,394
The accompanying notes are an integral part of these consolidated statements. Page 6

BAYOU STEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999
(Unaudited)

1)     BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of June 30, 1999 are based on last-in, first-out (“LIFO”) estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 1998.

The accompanying financial statements include the consolidated accounts of Bayou Steel Corporation (“Louisiana Facility”), Bayou Steel Corporation (Tennessee) (“Tennessee Facility”), and River Road Realty Corporation (collectively referred to herein as the “Company”) after elimination of all significant intercompany accounts and transactions. The results for the nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 1999.

Certain reclassifications have been made in the prior period financial statements to conform to the classifications used in the current year.

2)     INVENTORIES

Inventories consist of the following:

	(Unaudited) June 30, 1999	(Audited) September 30, 1998
Scrap steel	$ 2,340,718	$ 3,131,848
Billets	10,689,676	12,001,153
Finished product	42,382,046	45,339,376
LIFO adjustments	6,595,914	2,074,726

	62,008,354	62,547,103
Mill rolls, operating supplies and other	21,334,900	21,209,008

	$83,343,254	$83,756,111

3)     LONG-TERM DEBT

In May 1998 the Company issued $120 million of first mortgage notes bearing interest at 9.5% (9.65% effective rate) due 2008 with semiannual interest payments due May 15 and November 15 of each year. The proceeds of the first mortgage notes were used to repay its previously existing first mortgage notes, term loan and preferred stock and for working capital purposes. The notes were issued at a discount which is being amortized over the life of the notes using the straight line method which does not materially differ from the interest method. The notes are a senior obligation of the Company, secured by a first priority lien, subject to certain exceptions, on existing and future real property, plant and equipment, and most additions or improvements thereto at the Louisiana Facility. In connection with the refinancing transaction, the Company paid certain prepayment penalties, interest during the defeasment period and wrote-off deferred financing costs the results of which are reflected as an extraordinary loss in the accompanying statements of operations for the three and nine-month periods ended June 30, 1998. No income tax benefit has been provided against the extraordinary loss.

Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the “guarantor subsidiaries”), which are wholly owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the notes on a joint and several basis. The following is summarized combined financial information of the guarantor subsidiaries. Separate full financial statements and other disclosures concerning each guarantor subsidiary have not been presented because, in the opinion of management, such information is not deemed material to investors. The indenture governing the notes provide certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

	(Unaudited) June 30, 1999	(Audited) September 30, 1998
Current assets	$34,114,000	$29,992,000
Noncurrent assets	21,313,000	21,502,000
Current liabilities	29,994,000	26,489,000
Noncurrent liabilities	34,973,000	34,973,000

	(Unaudited) Three Months Ended June 30,		(Unaudited) Nine Months Ended June 30,
	1999	1998	1999	1998
Net sales	$14,553,000	$12,757,000	$36,138,000	$39,413,000
Gross profit	589,000	833,000	2,017,000	2,009,000
Net income	88,000	488,000	427,000	1,075,000

4)     INCOME TAXES

As of June 30, 1999, for tax purposes, the Company had net operating loss carryforwards (“NOLs”) of approximately $215 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2010. A substantial portion of the available NOLs, approximately $124 million, expire by fiscal 2001. During the fourth quarter of fiscal 1998, the Company reversed a portion of its valuation allowance associated with the NOLs. Deferred income tax expense of approximately $0.8 million and $2.7 million was recognized in the third quarter and the first nine months of fiscal 1999, respectively, reflecting the utilization of a portion of the Company’s available NOL’s to cover estimated taxable income.

5)     PREFERRED STOCK AND WARRANTS

The Company issued 15,000 shares of redeemable preferred stock and warrants to purchase six percent of its Class A Common Stock (or 822,422 shares) at a nominal amount. In connection with a refinancing transaction in the third quarter of fiscal 1998, the preferred stock was redeemed but the warrants remain outstanding.

6)     EARNINGS PER SHARE

The Company presents earnings per share in accordance with the provisions of Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Basic earnings per share was computed by deducting dividends accrued and accretion on preferred stock from net income then dividing this amount by the weighted average number of outstanding common shares of 12,890,607 during the nine months ended June 30, 1999 and 12,884,607 shares during the nine months ended June 30, 1998. In connection with the issuance of redeemable preferred stock discussed in Note

5, the Company reserved 822,422 shares of its Class A Common Stock for issuance upon exercise of the outstanding warrants at a nominal exercise price. In addition, the Company maintains an incentive stock award plan for certain key employees under which stock options to purchase 115,000 and 85,000 shares of its Class A Common Stock at an exercise price of $4.375 and $4.75 per share, respectively. Diluted earnings per share amounts were determined by assuming that the outstanding warrants and stock options were exercised and considered as additional common stock equivalents outstanding computed under the treasury stock method. Additional common stock equivalents computed for purposes of the diluted earnings per share computation were 822,422 and 865,547 for the three-month periods and 822,422 and 854,337 for the nine-month periods ended June 30, 1999 and 1998, respectively.

The effect of the extraordinary item connected with the refinancing transaction in the prior year is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	Basic	Diluted	Basic	Diluted
EPS before extraordinary item	$ 0.14	$ 0.14	$ 0.76	$ 0.71
Extraordinary item	(0.43)	(0.43)	(0.43)	(0.40)

EPS applicable to common
and common equivalent shares	$(0.29)	$(0.29)	$ 0.33	$ 0.31

7)     COMMITMENTS AND CONTINGENCIES

Environmental

The Company is subject to various federal, state, and local laws and regulations concerning the discharge of contaminants which may be emitted into the air, discharged into waterways, and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release. In the past, the Company’s operations in certain limited circumstances have been challenged with respect to some of the applicable standards promulgated pursuant to such laws and regulations. During fiscal 1997, the United States Public Interest Research Group (“USPIRG”) filed a lawsuit in Louisiana against the Company for alleged violations of air quality regulations. During the quarter, the Company and USPIRG reached a settlement agreement, the results of which were not material to the current period’s reported financial position or the results of operations of the Company. The Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance is not expected to have a material adverse effect on the Company’s competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. The Company currently has no mandated expenditures at its Louisiana Facility to address previously contaminated sites and is not designated as a “Potential Responsible Party” under the federal Superfund legislation. As of June 30, 1999 and September 30, 1998, the Company had accrued loss contingencies for certain environmental matters and believes that it is presently in material compliance with all environmental laws.

Tennessee Valley Steel Corporation (“TVSC”), the prior owners of the Tennessee Facility, entered into a Consent Agreement and Order (the “TVSC Consent Order”) with the Tennessee Department of Environment and Conservation under its voluntary clean-up program. The Company, in acquiring the assets of TVSC, entered into a Voluntary Consent Agreement and Order (the “Bayou Steel Consent Order”) with the Tennessee Department of Environment and Conservation. The Bayou Steel Consent Order is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial, and assessment process. The definitive asset purchase agreement between the Company and TVSC provided for certain funds to be applied to costs incurred by the Company for activities pursuant to the TVSC Consent Order. As of June 30, 1999, investigative, remedial, and risk assessment activities have resulted in expenses of approximately $1.3 million with approximately $0.6 million remaining to complete the remediation. At this time the Company does not expect the cost of resolution of the TVSC Consent Order to exceed funds previously provided.

Environmental Laws have been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken, but that have been found to affect adversely the environment and to create rights of action for environmental conditions and activities. Under some federal legislation (sometimes referred to as Superfund legislation) a company that has sent waste to a third party disposal site or elsewhere could be held liable for some portion or all the cost of remediating such site regardless of fault or the lawfulness of the original disposal activity and also for related damages to natural resources. Many states, including Georgia, have enacted similar legislation. The Company has been advised by the Georgia Department of Natural Resources that it is a responsible party to a site where clean up costs have been and are being expended. The Company has never used the site. It is alleged that the predecessor corporation to TVSC generated materials that were reportedly disposed at the site. The Company believes that information it has submitted to the Georgia Department of Natural Resources addresses fully any relationship between the Company, TVSC and the site.

Other

There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company’s Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 1998.

RESULTS OF OPERATIONS

The Company reported $2.1 million of income before taxes in the third quarter of fiscal 1999 (ended June 30, 1999) compared to $4.8 million in the comparable period of fiscal 1998. The $2.7 million reduction in earnings was due to several factors: increased conversion cost; reduced metal margin (the difference between the average selling price and the net scrap cost); and increased net interest expense.

In May, 1998, the Company completed a refinancing transaction whereby it issued $120 million of first mortgage notes bearing interest at 9.5% (9.65% effective rate) due 2008 to repay its previously existing first mortgage notes, term loan and preferred stock and for working capital purposes. In connection with this transaction, the Company paid prepayment penalties, interest during the defeasment period and wrote-off deferred financing costs associated with the transaction. This resulted in a $7.9 million charge made up of a $5.5 million extraordinary loss and a $2.4 million loss on redemption of preferred stock for the three and nine-month periods ended June 30, 1998.

The Company reported $7.7 million of income before taxes for the first nine months of fiscal 1999 compared to $14.4 million for the comparable period of fiscal 1998. The $6.7 million decrease in earnings was due primarily to decreased tons shipped, reduced metal margin, increased conversion cost at the Louisiana Facility, and increased net interest expense.

The following table sets forth shipment and sales data.
	Three Months Ended June 30,
	1999	1998
Net Sales (in thousands)	$ 54,825	$ 59,606
Shape Shipment Tons	174,025	157,836
Average Shape Selling Price Per Ton	$ 312	$ 370

	Nine Months Ended June 30,
	1999	1998
Net Sales (in thousands)	$152,128	$191,789
Shape Shipment Tons	466,421	520,545
Average Shape Selling Price Per Ton	$ 322	$ 363

A.     Sales

Net sales for the quarter decreased by 8% resulting from a 16% reduction in the average selling price offset somewhat by a 10% increase in tons shipped compared to the prior year period. For the first nine months of fiscal 1999, net sales decreased by 21% on a 10% decrease in tons shipped and a 11% decrease in the average selling price compared to the same period of fiscal 1998.

The decrease in the average selling price for the three and nine month periods was the result of direct competition from low priced imports within the Company’s product range. The price increase previously announced and effective early summer was only minimally realized. The Company responded to competitive pricing situations created by the overhang of imports. While year-to-date tons shipped were impacted by imports, record shipments from the Tennessee Facility during the quarter and shipments slightly ahead of the prior year quarter at the Louisiana Facility offset the adverse impact of imports in the current quarter. The record shipments from the Tennessee Facility was due to larger orders from targeted original equipment manufacturers as the production cycle matched well with the demand and as the Company became a much more reliable supplier. Imports had a negative impact on the Company’s shipments beginning in the latter part of the first quarter. Steel service centers, the principal customers of the Company, reacted to the increased supply of foreign steel as well as their own record high inventory levels by reducing orders from domestic mills and buying cheap imports. In efforts to stimulate shipments and to compete with the imports, the domestic mills reduced prices throughout the first six months of this fiscal year. Managing the decreased shipment levels, the Company reduced operations at its Tennessee rolling mill during the second quarter and at its Louisiana rolling mill in the third quarter. As a result, finished goods inventories were reduced by $6.6 million in the third quarter.

The demand for the Company’s products at the end-user level is steady, but it is not expected to match the record shipment levels of the prior year. Since inventories have decreased to acceptable levels, the Company is considering increasing its operating level. However, a further slowdown in the economy or additional imports in the Company’s product range could further affect shipments or operations. Supply could also be impacted by a competitor who is commissioning a mill capable of producing many of the same products as the Company.

B.     Cost of Goods Sold

Cost of goods sold was 89% of sales for the quarter compared to 84% of sales for the prior year period. Although the selling price decrease was the largest contributor to this change, it was minimized by a decrease in the cost of scrap metal and additive, alloy and flux (major components of cost of goods sold). For the nine-month period, cost of goods sold was 87% of sales in fiscal 1999 compared to 86% for the same period of fiscal 1998.

Scrap is used in the melting operations at the Louisiana Facility and is a significant component of the cost of billets purchased for the Tennessee Facility. Scrap cost in the third quarter and the first nine months of fiscal 1999 decreased 25% and 30%, respectively, compared to the same periods of last year. The market for scrap metal has softened significantly since June of last year when export demand decreased sharply allowing for a greater domestic supply and lower prices. Scrap prices have recently increased slightly but appear to be trending upward. Additive, alloys and flux cost decreased by 11% in the third quarter and 13% in the nine-month period of fiscal 1999 compared to the same periods of last year due to price changes caused by increased supply.

Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Louisiana Facility increased by 4% in both the three and nine months ended June 30, 1999 compared to the same periods in the prior year largely because of the reduced mode of operation in the Louisiana rolling mill. During the third quarter, problems were experienced with recently installed capital in the melt shop which adversely affected conversion cost because of increased maintenance spending and lower production. The Company has started its backup furnace because the equipment has failed before the replacement equipment was ready. The backup furnace is not as efficient as the main furnace and production should be lower while conversion cost should be higher. The Company may need to run the backup furnace for approximately one month. The Company estimates that production with the backup furnace will result in an increased cost per ton of approximately $5 per ton until the main furnace is redeployed.

The Tennessee Facility’s conversion cost per ton increased by 11% in the third quarter of fiscal 1999 due to the reduced mode of operations which resulted in fewer tons produced. For the first nine months of fiscal 1999, conversion cost decreased by 6% due to improved productivity and cost containment as the facility attained record productivity during the period.

C.     Selling, General and Administrative Expense

Selling, general and administrative expense in the third quarter was consistent with the same period of last year but increased $0.4 million for the nine-month period. The change is primarily due to an increase in legal and consulting activities in the current year.

D.     Other Income (Expense)

Net interest expense increased $0.7 million and $1.6 million for the three and nine months ended June 30, 1999 compared to the same periods last year due to a refinancing transaction in May 1998 in which the Company extinguished its existing debt and preferred stock and issued one instrument with a greater face value but lower interest rate and less restrictive covenants.

Included in miscellaneous expense for the three and nine-month periods ended June 30, 1998 is $1.3 million of costs related to a terminated merger agreement.

E.     Income Taxes

As a result of the Company’s improved profitability, a steady long-term economic outlook, expiration of certain tax benefits derived from a tax-favored lease agreement and its internal projections for the near future, the Company reversed approximately $16.5 million of a deferred tax valuation allowance in the fourth fiscal quarter of 1998. Accordingly, the Company has provided for income taxes at statutory rates approximating 35%. The net effect of this item on earnings was $0.8 million and $2.7 million for the three and nine months ended June 30, 1999, respectively, the impact of which was substantially non-cash. In the prior year, the Company provided for income taxes at the alternative minimum tax rate of 2% which is approximately the cash tax expended.

F.     Net Income

Income before taxes decreased $2.7 million and $6.7 million in the third quarter and first nine months of fiscal 1999, respectively, compared to fiscal 1998 due primarily to a reduction in shipments and the average selling price and increased conversion cost.

LIQUIDITY AND CAPITAL RESOURCES

A.     Cash and Working Capital

The Company ended the third fiscal quarter with $25.5 million in cash and temporary cash investments. In the first nine months of fiscal 1999, cash provided by operations was $3.5 million compared to $19.5 million last year. Contributing to the change was $12.0 million used in payables, accrued liabilities and interest payments as well as lower earnings.

At June 30, 1999, current assets exceeded current liabilities by a ratio of 6.48 to 1.00. Working capital decreased by $0.8 million to $116.8 million during the nine-month period.

B.     Capital Expenditures

Capital expenditures amounted to $12.0 million in the first nine months of fiscal 1999. The increased activity is directed towards cost reduction, productivity enhancements, plant maintenance and safety and environmental programs. Depending on market conditions, the Company expects to spend approximately $18 million on various capital projects during the next twelve months. Included in this is $3 million of a $7 million project to increase melting capacity by 20% to 30%. The Company is considering spending $15 - $20 million over several years to increase its Louisiana finished goods capacity by 20% to 30%.

C.     Financing

During fiscal 1998, the Company completed a refinancing transaction whereby it issued $120 million of first mortgage notes due in 2008. The proceeds were used to repay its previously existing first mortgage notes and term loan and redeem its preferred stock and for working capital purposes. The Company has a $50 million line of credit which is available for general corporate purposes.

OTHER COMMENTS

Year 2000

The Company has completed the implementation and testing phase of its organized program to assure that its electronic data processing, automated operating systems and other information systems will be year 2000 compliant. The program commenced in June 1997 and is complete. The program was divided into four major areas including: (1) business systems, (2) commercial systems, (3) process control or manufacturing systems, and (4) facility support systems. Each system was throughly audited by the Company’s management information systems department and a detailed plan for year 2000 compliance was developed, executed and tested. The Company believes that it has completed its internal year 2000 readiness program and has performed the necessary testing via various routines including simulation. The Company has spent less than $1.5 million and does not expect any significant additional expenditures.

The Company’s year 2000 program also included investigation of major vendors’ and customers’ year 2000 readiness. The Company used questionnaires and inquiries to determine their readiness in addition to contacting, for example, the energy provider and its phone and data line service vendors to determine their status. If any such vendors indicated that they will not be compliant, contingency plans were developed to address the issue, which may include changing vendors. The Company has also contacted all electronic data interchange customers to determine their status and to identify issues and alternatives, if required. The Company has been assured by its key financial institutions that they are year 2000 compliant or will be compliant in 1999.

Because there is no generally accepted definition of “Year 2000 Compliant” and because the ability of any organization’s systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, that organization, no “certification” of compliance is possible by any business. For example, in Securities and Exchange Commission (SEC) Staff Legal Bulletin No. 5, the SEC opined that, “It is not, and will not, be possible for any single entity or collective enterprise to represent that it has achieved complete year 2000 compliance and thus to guarantee its remediation efforts. The problem is simply too complex for such a claim to have legitimacy. Efforts to solve year 2000 problems are best described as “risk mitigation”.” Consequently, the Company cannot so “certify” either.

Although management does not believe that it will be necessary, a contingency plan has been developed whereby the Company’s disaster recovery plan will be implemented for any systems that fail to meet year 2000 compliance. This contingency plan relies on manual processes and low technology to operate the Company’s facilities until the damaged systems can be repaired.

The foregoing assessment of the impact of the year 2000 issues on the Company is based on management’s estimates at the present time. The assessment is based upon assumptions of future events and there can be no assurance that these estimates and assumptions will prove accurate, and the actual results could differ materially. To the extent that year 2000 issues cause significant delays in production or limitation of sales, the Company’s results of operations and financial position would be materially adversely affected.

Forward-looking Information

This document contains various “forward-looking” statements which represent the Company’s expectation or belief concerning future events. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: changes in the price of supplies, power, natural gas, or purchased billets; changes in the selling price of the Company’s finished products or the purchase price of scrap; changes in demand due to imports or a general economic downturn; cost overruns or start-up problems with capital expenditures; weather conditions in the market area of the finished product distribution; unplanned equipment outages; internal or external year 2000 compliance matters; and changing laws affecting labor, employee benefit costs and environmental and other governmental regulations.

Other

There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position.

Inflation

The Company is subject to increases in the cost of energy, supplies, salaries and benefits, additives, alloy and scrap due to inflation. Shape prices are influenced by supply, which varies with steel mill capacity and utilization, and market demand.

PART II - OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
None were filed during the third quarter of fiscal year 1999.
(b)	Reports on Form 8-K
None were filed during the third quarter of fiscal year 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By /s/ Richard J. Gonzalez Richard J. Gonzalez Vice President, Chief Financial Officer, Treasurer, and Secretary
Date: August 3, 1999 Page 16