Form 10-K
period 1999-09-30
BAYOU STEEL CORP
filed 1999-12-14
CIK 807877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999	Commission File Number: 33-22603

BAYOU STEEL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation) 138 Highway 3217 P.O. Box 5000 LaPlace, Louisiana (Address of Principal Executive Offices)	72-1125783 (I.R.S. Employer Identification No.) 70069 (Zip Code)

Registrant’s telephone number, including area code: (504) 652-4900 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
9 1/2% First Mortgage Notes due 2008

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

        The aggregate market value and the number of voting shares of the registrant’s common stock outstanding on October 31, 1999 was:

                                                                         Market Value
 Title of Each Class                    Shares Outstanding Held By          Held By
   of Common Stock                     Affiliates      Non-Affiliates    Non-Affiliates
   ---------------                     ----------      --------------    --------------
Class A, $.01 par value                1,314,689         9,304,691      $31,403,322
Class B, $.01 par value                2,271,127                 0            N/A
Class C, $.01 par value                      100                 0            N/A

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated herein by reference in Part III and portions of the registrant’s 1999 Annual Report filed as an exhibit, are incorporated herein by reference in Part II hereof.

BAYOU STEEL CORPORATION

TABLE OF CONTENTS

                                                                                             Page
PART I

PART II
     ITEM 5.  MARKET FOR REGISTRANT'S CLASS A COMMON STOCK AND
                RELATED STOCKHOLDER MATTERS................................................    11
     ITEM 6.  SELECTED FINANCIAL DATA......................................................    12
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS........................................    12
     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....................    12
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................    12
     ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................    12

PART III
     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS...........................................    13
     ITEM 11.   EXECUTIVE COMPENSATION.....................................................    13
     ITEM 12.   OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.................................................................    13
     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................    13

PART IV
     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K...................................................................    13

PART I

Item 1. Business

General

        Bayou Steel Corporation (the “Company) is a leading producer of light structural shapes and merchant bar steel products. The Company owns and operates a steel minimill and a stocking warehouse located on the Mississippi River in LaPlace, Louisiana (the “Louisiana Facility”), three additional stocking locations directly accessible to the Louisiana Facility through the Mississippi River waterway system, and a rolling mill with warehousing facility in Harriman, Tennessee (the “Tennessee Facility”) also accessible through the Mississippi River waterway system. The Company produces merchant bar and light structural steel products ranging in size from three to eight inches at the Louisiana Facility and merchant bar products ranging from one-half to four inches at the Tennessee Facility.

        The Louisiana Facility, which was constructed in 1981 at a cost of $243 million, is a minimill consisting of two electric arc furnaces (one of which is used as a back-up), a rolling mill, a climate controlled warehouse facility, and a deep-water dock on the Mississippi River. A “minimill” is a relatively low-cost steel production facility which uses steel scrap rather than iron ore as its basic raw material. In general, minimills recycle scrap using electric arc furnaces, continuous casters, and rolling mills. The Louisiana Facility’s minimill includes two Krupp computer-controlled electric arc furnaces utilizing water-cooled sidewalls and roof, two Voest-Alpine four-strand continuous casters, a computer supervised Italimpianti reheat furnace, and a 15-stand Danieli rolling mill.

        The Tennessee Facility was acquired and restarted by the Company in late 1995 following the purchase by the Company of substantially all of the assets of the Tennessee Valley Steel Corporation (the “TVSC”). The rolling mill at the Tennessee Facility includes a computer supervised reheat furnace, a 16-stand rolling mill and automated straightening, continuous cut-to-length, stacking and bundling equipment.

        The Company purchases most of its scrap in the open market from a large number of steel scrap dealers, although the Company also operates an automobile shredder and scrap processing facility to produce some of the scrap used in its operations. At the Louisiana Facility, the Company uses steel scrap to produce finished steel in a variety of merchant bar and structural products, including angles, flats, channels, standard beams, and wide flange beams. At the Tennessee Facility, the Company rolls billets to produce merchant bar products, including angles, flats, rounds, and squares, and also has the capability to produce rebar. The product mix of the Tennessee Facility extends and complements the Company’s Louisiana Facility product line. The Company’s products are used for a wide range of commercial and industrial applications.

        The location of the Company’s production and distribution facilities allows the Company to serve customers across a wide geographic area, including its primary markets in the Southeast, the lower Midwest, the Northeast, the Mid-Atlantic and the Appalachian states. The Company also sells to customers in the West Coast region, Canada, Mexico and other overseas locations. The Company sells its products to over 500 customers, the majority of which are steel service centers, in 44 states, Canada, Mexico, and occasionally overseas.

Manufacturing Process and Facilities

        Steel scrap is the principal raw material used by the Company in its production process. The Company purchases most of its scrap needs on the open market and transports it to the Louisiana Facility by barge, ocean going vessel, rail, and truck, and stores it in a scrap receiving yard. The Company has been able to control the availability and the cost of steel scrap to some degree by producing its own shredded and cut grade scrap through its scrap processing division. The division currently supplies 19% of the Company’s steel scrap requirements. Steel scrap is transported to the Louisiana Facility’s melt shop by rail or truck, where it is melted in a 99-ton capacity alternating current electric arc furnace which heats the steel scrap to approximately 3000(degree)F. During the melting and refining process, impurities are removed from the molten steel. After the scrap reaches a molten state, it is poured from the furnace into ladles, where final heating takes place to approximately 3100(degree)F in a ladle metallurgical facility and adjustments of alloying elements and carbon are made to obtain the desired chemistry. The ladles of steel are then transported to one of two four-strand continuous casters in which the molten steel is solidified in water-cooled molds. The casters produce long strands of steel that are cut by torch into billets (semi-finished product), moved to a cooling bed and marked for identification. After cooling, the billets are transferred to a rolling mill for further processing. Billets in excess of the Louisiana Facility’s rolling mill requirements are shipped to the Tennessee Facility via rail for its rolling mill.

        In the Louisiana Facility’s rolling mill, billets are reheated in a walking beam reheat furnace with recuperative burners before being rolled. Once the billets are heated to approximately 2000(degree)F, they are rolled through up to fifteen mill stands which form the billets into the dimensions and sizes of the finished products. The heated finished shapes are placed on a cooling bed and then straightened and cut into either standard 20 or 40-foot lengths or specific customer lengths. The products are then stacked into 2 1/2 to 5-ton bundles, processed (if needed) through an off-line saw, and placed in a climate-controlled warehouse where they are subsequently shipped to the Company’s stocking locations via barge or to customers directly via truck, rail, or barge.

        In the Tennessee Facility’s rolling mill, billets are reheated in a pusher reheat furnace with recuperative burners before being rolled. Once the billets are heated to approximately 2000(degree)F, they are rolled through up to sixteen mill stands which form the billets into the dimensions and sizes of the finished products. The heated finished shapes are placed on a cooling bed and then straightened and cut into either standard 20 or 40-foot lengths or specific customer lengths. The products are then stacked into 2 1/2 ton bundles and placed in a climate-controlled warehouse where they are subsequently shipped to the Company’s stocking locations via barge or to customers directly via truck or rail.

Products

        The Louisiana Facility is capable of producing a variety of merchant bar and light structural steel products and the Tennessee Facility is capable of producing a wide range of merchant bar products and rebar.

                                                          Size Range (In Inches)
                                                        -------------------------
    Profile                                             Tennessee       Louisiana
    -------                                             ---------       ---------

Equal Angles                                           3/4-2 1/2             2-6
Flats                                                        1-4             4-8
Channels                                                     N/A             3-8
Squares                                                    1/2-1             N/A
Rounds                                                     1/2-2             N/A
Unequal Angles                                               N/A             4-7
Rebar                                                  3/8-1 3/8             N/A
Standard Beams                                               N/A             3-6
Wide Flange Beams                                            N/A             4-8

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

        The Company plans to continue to emphasize the production of light structural shapes and merchant bar products. Rebar was last produced in 1995. Shape and merchant bar margins are historically considerably higher than those of rebar. The Tennessee Facility will produce rebar when appropriate opportunities exist.

        The Company’s products are produced to various national specifications, such as those set by the American Society for Testing and Materials, or to specific customer specifications which have more stringent quality criteria. In addition, the Company is one of a few minimills that is certified by the American Bureau of Shipping. The Company certifies that its products are tested in accordance with nuclear, state highway, bridge and military specifications. The Company’s products are also certified for state highway and bridge structures. In fiscal 1999, the Company was certified to the International Standards Organization (ISO) management standards 9002 and 14001 for quality and environment, respectively.

Customers and Sales

        The Company has over 500 customers in 44 states, Canada and Mexico. The majority of the Company’s finished products (approximately 67% in fiscal 1999) are sold to domestic steel service centers, while the remainder are sold to original equipment manufacturers (approximately 23% in fiscal 1999) and export customers (approximately 10% in fiscal 1999). Steel service centers warehouse steel products from various minimills and integrated mills and sell combinations of products from different mills to their customers. Some steel service centers also provide additional labor-intensive value-added services such as fabricating, cutting or selling steel by the piece rather than by the bundle. Rebar, when produced, will be selectively sold to a few customers who are not necessarily part of the existing customer base.

        In fiscal 1999, the Company’s top ten customers accounted for approximately 50% of total shipments. One customer accounted for approximately 10% of total sales. The Company believes that it is not dependent on any customer and that it could, over time, replace lost sales attributable to any one customer.

        The Company’s products are sold domestically and in Canada, Mexico, and overseas on the basis of availability, quality, service, and price. The Company maintains a real-time computer information system, which tracks prices offered by competitors, as well as freight rates from its customers to both the Company’s stocking locations and the nearest competitive facilities. An electronic data interchange system that allows the Company to manage its customers’ inventory needs was recently expanded from one customer to several. The system, which interfaces with a customer’s system, reduces overhead and is intended to increase sales for the Company while it provides the customer with just-in-time inventory capabilities, thus improving inventory turns. The Company expects to continue expansion of this system and believes that the system gives it a competitive advantage.

        Although sales tend to be slower during the winter months due to the impact of winter weather on construction and transportation activities and during the late summer due to planned plant shutdowns of end-users, seasonality has not been a material factor in the Company’s business. The Company’s backlog of unfilled cancelable orders totaled $83 million as of September 30, 1999 and $100 million as of September 30, 1998. As of October 31, 1999, backlog totaled $85 million.

        The level of billet sales to third parties is dependent on the Company’s billet requirements and worldwide market conditions, which may vary greatly from year to year. In the past three fiscal years the Company has consumed substantially all of its billet production resulting in minimal billet sales to third parties.

Distribution

        The Louisiana Facility, which includes a deep-water dock, is strategically located on the Mississippi River, which the Company believes enhances its competitive posture by reducing overall transportation costs because it can receive steel scrap and ship its product by barge, normally the least costly method of transportation in the steel industry. The Company also believes that the location of its minimill on the Mississippi River and its network of inland waterway warehouses enable it to access markets for its products that would otherwise be uneconomical to the Company due to the high freight costs of its products relative to end selling price. The Company operates inventory stocking warehouses near Chicago, Tulsa, and Pittsburgh, which complement its operations in Louisiana and Tennessee. These facilities, each of which is equipped with an inland waterway dock, enable the Company to significantly increase its marketing territory by providing storage capacity for its finished products in three additional markets and by allowing the Company to meet customer demand far from its Louisiana and Tennessee mills on a timely basis. From these locations, product is primarily distributed by truck. In addition, the Company makes rail shipments to some customers, primarily those on the West Coast and in Mexico.

        The Louisiana Facility’s deep-water dock enables the Company to load vessels or ocean-going barges for overseas shipments, giving the Company low cost access to overseas markets. Additionally, the dock enables the Company to access steel scrap from the Caribbean and South and Central America, an important strategic factor which mitigates the impact of fluctuations in domestic steel scrap prices on the Company’s performance. Since the minimill is only 35 miles from the Port of New Orleans, smaller quantities of shapes or billets can be shipped overseas on cargo ships from that port. The Company believes it has a freight cost advantage over land-locked domestic competitors in serving the export market. This advantage permits the Company to compete with foreign minimills in certain export markets. In recent years, due to strong domestic margins, the Company has only occasionally accessed overseas markets.

        The Tennessee Facility provides access to the Appalachian states and the lower Midwest, plus additional access to the upper Midwest, the Southeast and the Mid-Atlantic regions. The Tennessee Facility’s location is accessible by all forms of transportation; the rolling mill is in close proximity to two major interstate highways, is four miles from a barge dock, and is situated on the main line of the Norfolk Southern Railroad.

        The Company believes that the elimination of duties in Canada and Mexico as a result of the passage of the North American Free Trade Agreement (“NAFTA”) will increase the competitiveness of the Company’s products compared to locally produced products in such countries. During fiscal 1999, 1998, and 1997, 10%, 11%, and 10%, respectively, of the Company’s tons shipped were exported to Canada and Mexico. There can be no assurance, however, that there will be an increase in the Company’s shipments to Canada and Mexico as a result of the passage of NAFTA.

Strategy

        The Company’s strategy is to continue to be a low cost producer of merchant bar and light structural steel products through reducing costs, improving operating efficiencies, improving processes, capital improvements, and capital utilization. The Company will also consider strategic acquisitions which complement, enhance or expand its current operations, and/or captures finished goods or raw material capacity.

A.	The Louisiana Facility

The Company’s principal operating strategy is to improve operating results by increasing productivity and reducing manufacturing cost per ton, procuring steel scrap at attractive prices, increasing sales volume and sales of higher margin products. The Company continues to focus on operating efficiencies and cost reductions through, among other things, a high performance work culture and capital improvements.

Work Culture. The Company continues its commitment to developing a high performance work culture. Through extensive training and individual development efforts, the Company will further reinforce its basic values of employee improvement, teamwork, and increased individual accountability. The Company believes that the workforce, through this program, will have a positive impact in achieving operational and productivity improvements. In fiscal 1999, the United Steelworkers of America Local 9121 (the “Union”) ratified a Company-proposed seven year labor agreement. Although the previous bargaining agreement was not to expire for another three years, the Company recommended the new agreement to the Union to address several issues concerning its high performance work culture. First, team-based productivity plans were changed to increase the reward to employees for greater productivity. Second, a progressive pay structure was put in place that rewards employees with increased pay for developing additional skills and competencies relevant to the Company’s operations. Finally, improvements were made to the retirement program and vacation benefits packages to help the Company retain experienced personnel.

Capital Improvements. The Company’s goal is to increase billet production to supply a greater share of the billet requirements of the Tennessee Facility as well as any future Louisiana rolling mill growth. In fiscal 1999, the Company produced 561,000 tons of billets and, despite reduced operations at its rolling mill, produced 497,000 tons of finished product. As part of its short-term strategy, the Company has outlined a plan to spend approximately $7 million to increase melt shop capacity to 800,000 tons and to improve overall plant operations. The Company may spend $15 to $25 million over the next several years to increase its rolling capacity by approximately 20% to 30% and reduce operating costs by approximately 5% to 10%.

Scrap Procurement. The Company continues to implement strategies that improve the quality and price of the steel scrap utilized by its melting operations. The Company’s program for purchasing steel scrap from local vendors and the automobile shredding operations were enhanced in fiscal 1999 by the expansion into on-site scrap processing. Future expansion into this area may include acquisitions of strategically located existing scrap processing operations or opening new scrap processing operations in strategic locations.

B.	The Tennessee Facility

Operating Capacity. The Company’s operating strategy continues to focus on expanding production. In fiscal 1999, despite a reduced mode of operations caused by imported steel, the Tennessee Facility produced 162,000 tons which was consistent with the prior year when it operated at full operations. Production is expected to reach nearly 200,000 tons in fiscal 2000. However, this projection can vary and will depend on market demand and new products to be introduced during the fiscal year. The total annual capacity of the plant is estimated at 225,000 tons depending on the product mix.

The Tennessee Facility produced merchant bar shapes and customer specific products in fiscal 1999 although it also has the ability to produce rebar. Bar shape products have historically higher profit margins than rebar and the shapes produced complement and enhance the Louisiana Facility’s existing range of products.

Capital Improvements. The Company expects to commit approximately $7 million on various capital projects at the Tennessee Facility in fiscal 2000 to reduce costs and increase productivity. The Company continues to look at long term capital spending needs that will benefit production while reducing costs.

C.	Shipments

The Company plans to improve operating results by improving the mix of high margin products shipped. Additionally, shipments should increase, over the years, as the Company expands its vendor managed inventory (VMI) program, utilizes more extensively its distribution system, and targets various end-user customer groups.

D.	Acquisition Program and Tax Benefits

The Company may, from time to time, seek vertical, horizontal or other strategic acquisitions, such as the acquisition of the Tennessee Facility in 1995. Attractive candidates may include ferrous and non-ferrous metal production and/or recycling operations which provide the opportunity to accelerate growth while complementing or expanding the Company’s current operations. In addition, entities that the Company believes create synergistic relationships or other opportunities are potential candidates.

The Company will seek to maximize and accelerate its utilization of net operating loss carryforwards to offset taxable earnings achieved through efficiency improvements, cost savings and acquisitions. As of September 30, 1999, the Company had approximately $171 million of regular net operating loss carryforwards which could be used to offset taxable earnings of the Company, including the earnings of acquired entities.

        Since the estimated operating cost savings from the Company’s expected operating efficiencies and planned capital improvements are based upon a number of assumptions, estimated operating cost savings are not necessarily indicative of the Company’s expected financial performance since increases in the cost of raw materials and other conversion costs may offset any operating cost savings to cause actual results to vary significantly. Although the Company believes its assumptions with respect to its planned capital expenditure program to be reasonable, there can be no assurance that the estimated production cost savings of the Company’s capital expenditure program will actually be achieved or sufficient demand for structural steel products will exist for the additional capacity.

Competition

        The Company competes in the market for light structural and merchant bar steel products. The Company does not currently compete with minimill flat rolled producers, most domestic integrated steel producers, or rebar manufacturers.

        Structural Shapes. The Louisiana Facility’s location on the Mississippi River, as well as the Company’s stocking locations in three additional regions of the country, provide access to large markets in the Eastern, Midwestern, Southern, and Central portions of the United States. As a result, the Company competes in the merchant bar and structural shape market with several major domestic minimills in each of these regions. Depending on the region and product, the Company primarily competes with Nucor Corporation, Structural Metals, Inc., North Star Steel Co., Lake Ontario Steel Corporation, Birmingham Steel Corporation, Ameristeel Corporation, and Northwestern Steel and Wire Company, among others. Certain of these competitors have significantly greater financial resources than the Company.

        Merchant Bar Shapes. The Tennessee Facility’s location accessible to the Mississippi River waterway system, as well as the Company’s stocking locations in three additional regions of the country, provide access to large markets in the Appalachian states, and the Eastern, Midwestern, upper Midwestern, Mid-Atlantic, and Central portions of the United States. Competitors in the region are Ameristeel Corporation, Structural Metals, Inc., Nucor Corporation, Birmingham Steel Corporation, Roanoke Electric, North Star Steel Co., SMI/Cayce Steel, and Marion Steel.

        Rebar. The Tennessee Facility will produce rebar in varying quantities depending on economic and market trends. The Tennessee Facility’s main competitor will be Ameristeel Corporation in Knoxville, Tennessee. Ameristeel Corporation, however, fabricates a large portion of its rebar in competition with independent fabricators who would be the target customers of the Tennessee Facility. Independent fabricators opting not to buy from a competitor may create a significant niche for the Tennessee Facility’s rebar. Other competitors include SMI/Cayce Steel, Birmingham Steel Corporation, Nucor Corporation, and Co-Steel.

        Foreign steel producers historically have not competed significantly with the Company in the domestic market for merchant bar and light structural shape sales due to higher freight costs relative to end product prices. However, in fiscal 1999, the Company experienced significant competition from foreign producers adversely impacting both price and shipment volumes. Although currently the Company is not experiencing the same high level of foreign competition, it could increase as a result of numerous factors including changes in currency exchange rates, economic conditions overseas, and increased steel subsidies by foreign government.

Raw Materials

        The Company’s major raw material is steel scrap, which is generated principally from industrial, automotive, demolition, railroad, and other scrap sources and is primarily purchased directly by the Company in the open market through a large number of steel scrap dealers. The Company is able to efficiently transport steel scrap from suppliers throughout the inland waterway system and through the Gulf of Mexico, permitting it to take advantage of steel scrap purchasing opportunities far from its minimill, and to protect itself from supply imbalances that develop from time to time in specific local markets. In addition, unlike many other minimills, the Company, through its own scrap purchasing staff, buys scrap primarily from scrap dealers and contractors rather than through brokers. The Company believes that its enhanced knowledge of scrap market conditions gained by being directly involved in scrap procurement on a daily basis, coupled with management’s extensive experience in metals recycling markets, gives the Company a competitive advantage. The Company does not currently depend upon any single supplier for its scrap. No single vendor supplies more than 10% of the Company’s scrap needs. The Company, on average, maintains a 25-day inventory of steel scrap.

        The Company has a program of buying directly from local scrap dealers for cash. Through this program, the Company has procured approximately 23% of its scrap at prices lower than those of large scrap dealers. The Company has also installed an automobile shredder and scrap processing facility at a site adjacent to the Louisiana Facility to produce shredded steel scrap and cut grades, two of several types used by the Company. The scrap processing division began operating the automobile shredder in late fiscal 1995 and commenced scrap processing in late fiscal 1998. During fiscal 1999, 19% of the Company’s total steel scrap requirements were met by this operation. The Company expects to expand these scrap processing operations.

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

Energy

        The Company’s manufacturing process at the Louisiana Facility consumes large volumes of electrical energy and natural gas. The Company purchases its electrical service needs from a local utility company pursuant to a contract originally executed in 1980 and extended in 1995 for a six year period. The base contract is supplemented to provide lower cost off-peak power and known maximums in higher cost firm demand power. In addition, the Company receives discounted peak power rates in return for the utility company’s right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and, in prior years, have had negligible impact on operations; however, the Louisiana Facility experienced an unusual number and duration of power curtailments in fiscal 1997, 1998 and 1999 due to generating and transmission failures at the local utility company.

        The Louisiana Facility’s contract with the local utility company contains a fuel adjustment clause which allows the utility company to pass on to its customers any increases in price paid for the various fuels used in generating electrical power and other increases in operating costs. This fuel adjustment applies to all of the utility company’s consumers. In the fourth quarter of fiscal 1997, the Company experienced high fuel adjustment cost due to the utility company passing on the cost for an extended nuclear unit shutdown and again in fiscal 1999 due the utility’s purchase of high priced energy when its generating capacity could not meet peak demand. If the price that the utility company pays for fuel, such as natural gas, increases, then the Louisiana Facility’s energy expense could increase. The Company believes that its utility rates at the Louisiana Facility have, in the past, been competitive in the domestic minimill steel industry; however, due to the aforementioned factors, the Company believes that its utility rates were not as competitive in fiscal 1999, 1998 and 1997 as they had previously been. To a lesser extent, the Louisiana Facility consumes quantities of natural gas via two separate pipelines serving the facility. The Company purchases its natural gas on a month-to-month basis from a variety of suppliers. Historically, the Louisiana Facility has been adequately supplied with electricity and natural gas and does not anticipate any significant curtailments in its operations resulting from energy shortages.

        The Tennessee Facility’s manufacturing process consumes both electricity and natural gas. The Tennessee Facility purchases its electricity from a local utility company. Historically, the local utility company has had one of the lowest power rates in the country, however, in fiscal 1999, the Company experienced high power costs under this contract with the local utility. In 1995, the Company negotiated a ten year contract at a favorable rate with the local utility company and has no reason to believe that a similar contract will not be renewed upon similar terms. The Harriman, Tennessee area is served by only one gas pipeline. Currently, the Tennessee Facility does not have a direct interconnect with this pipeline so all gas for the plant must be purchased through a Local Distribution Company (“LDC”). Thus, the Company must pay the wellhead price plus transportation charges and the LDC mark up. The Company believes this premium adds approximately $1 per ton to the Tennessee Facility’s cost structure. (This is not an uncommon arrangement throughout the industry.)

Environmental Matters

        Like others in the industry, the Company’s minimill is required to control the emission of dust from its electric arc furnaces, which contains, among other contaminants, lead, cadmium, and chromium, which are considered hazardous. The Company is subject to various Federal, state and local laws and regulations, including, among others, the Clean Air Act, the 1990 Amendments, the Resource Conservation and Recovery Act, the Clean Water Act and the Louisiana Environmental Quality Act, and the regulations promulgated in connection therewith, concerning the discharge of contaminants that may be emitted into the environment including into the air, and discharged into the waterways, and the disposal of solid and/or hazardous waste such as electric arc furnace dust. The Company has a full-time manager who is responsible for monitoring the Company’s procedures for compliance with such rules and regulations. The Company does not anticipate any substantial increase in its costs for environmental compliance or that such costs will have a material adverse effect on the Company’s competitive position, operations or financial condition. In the event of a release or discharge of a hazardous substance to certain environmental media, the Company could be responsible for the costs of remediating the contamination caused by such a release or discharge.

        During fiscal 1997, the United States Public Interest Research Group (“USPIRG”) filed a lawsuit in Louisiana against the Company for alleged violations of air quality regulations. During fiscal 1999, the Company and USPIRG reached a settlement agreement, the results of which are not material to the current year’s reported financial position or results of operations.

        The Company plans to close two storm water retention ponds at the Louisiana Facility. The Company has conducted an analysis of the sediments of these ponds consistent with the sampling plan approved by the Louisiana Department of Environmental Quality (the “LDEQ”). Pursuant to the sampling plan, the Company has submitted an analysis in support of a petition for clean closure of the units. The analysis concludes that pond sample results for indicator parameters are not significantly different from background samples and additional closure efforts are not necessary. In addition, a relevant LDEQ guidance which was promulgated since the submission of the sampling plan provides screening standards for the evaluation of the significance of reported concentrations of various contaminants in environmental media. The Risk Evaluation/Corrective Action Program (“RECAP”) was promulgated in December 1998. The pond sediment concentrations were below the relevant screening standards. Based on the data analysis and the recently promulgated RECAP, the Company believes that even if LDEQ requires some additional risk assessment, focused remediation, or both, the costs will not be material.

        The Resource Conservation and Recovery Act regulates, among other plant operations, the management of emission dust from electric arc furnaces. The Company currently collects the dust resulting from its melting operation through an emissions control system and recycles it through an approved high temperature metals recovery firm. The dust management costs were approximately $1.1 million in fiscal 1999 and 1998 and $1.3 million in fiscal 1997.

        TVSC, the prior owners of the Tennessee Facility, entered into a Consent Agreement and Order (“the TVSC Consent Order”) with the Tennessee Department of Environment and Conservation under its voluntary clean-up program. The Company, in acquiring the assets of TVSC, entered into a Consent Agreement and Order (“the Bayou Steel Consent Order”) with the Tennessee Department of Environment and Conservation, which is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessment which are components of a required, structured investigative, remedial, and assessment process. As of September 30, 1999, investigative, remedial, and risk assessment activities have resulted in expenditures of approximately $1.3 million with an estimated $0.6 million remaining to complete the remediation.

        Environmental laws have been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken, but that have been found to affect adversely the environment and to create rights of action for environmental conditions and activities. Under some federal legislation (sometimes referred to as Superfund legislation) a company that has sent waste, or other materials, to a third party disposal site could be held liable for some portion or all of the cost of remediating such site and for related damages to natural resources regardless of fault or the lawfulness of the original disposal activity. As of September 30, 1999, the Company has not received any notice letters under Superfund legislation. Many states, including Georgia, have enacted similar legislation. During fiscal 1998, the Company was advised by the Georgia Department of Natural Resources (the “Georgia DNR”) that it was a responsible party to a site where clean up costs have been and were being expended. The Company has never used the site and during fiscal 1999, based on information the Company provided to the Georgia DNR, the Georgia DNR withdrew its assertion, and the Company considers the matter closed.

        In fiscal 1999, the Company became certified to the ISO 14001 management standard. The ISO 14001 standard for environmental management is a voluntary management system whereby companies undergo rigorous independent audits to meet some of the world’s strictest standards. The Company is the first United States minimill to receive the ISO 14001 certification.

        The Company believes it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance is not expected to have a material adverse effect on the Company’s competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. As of September 30, 1999 and 1998, the Company has accrued management’s best estimate with respect to loss contingencies for certain environmental matters.

        The Company’s future expenditures for installation of environmental control facilities are difficult to predict. Environmental legislation, regulations and related administrative policies are continuously modified. Environmental issues are also subject to differing interpretations by the regulated community, the regulating authorities and the courts. Consequently, it is difficult to forecast expenditures needed to comply with future regulations. Therefore, at this time, the Company cannot estimate those costs associated with compliance and the effect of the upcoming regulations will have on the Company’s competitive position, operations, or financial condition. In fiscal 1999, the Company spent approximately $ 0.5 million on various environmental capital projects. In fiscal 2000, the Company intends to spend approximately $1 million on various environmental capital projects. Furthermore, there can be no assurance that material environmental liabilities will not be incurred by the Company in the future or that future compliance with environmental laws (whether those currently in effect or enacted in the future) will not require additional expenditures by the Company or require changes to the Company’s current operations, any of which could have a material adverse effect on the Company’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Safety and Health Matters

        The Company is subject to various regulations and standards promulgated under the Occupational Safety and Health Act. These regulations and standards are administered by OSHA, and constitute minimum requirements for employee protection and health. It is the Company’s policy to meet or exceed these minimum requirements in all of the Company’s safety and health policies, programs, and procedures.

        The Company knows of no material safety or health issues.

Employees

        As of September 30, 1999, the Company had 577 employees, of whom 147 were salaried office, supervisory and sales personnel, and 430 were hourly employees. Approximately 420 are covered by labor contracts. There are no current disputes with employees related to their employment, and the Company believes its relations with employees to be good.

Item 2. Properties

Properties

        The Company’s principal operating properties are listed in the table below. The Company believes that its properties and warehouse facilities are suitable and adequate to meet its needs and that the size of its warehouse facilities is sufficient to store the level of inventory necessary to support its level of distribution.

Location	Property
LaPlace, Louisiana	Approximately 287 acres of land, including a shredder, melt shop, rolling mill, related equipment, a 75,000 square foot warehouse, and dock facilities situated on state-leased water bottom in the Mississippi River under a 45-year lease with 38 years remaining

Harriman, Tennessee	Approximately 198 acres of land, 175,000 square feet of steel mill buildings, including a melt shop (which the Company does not intend to use), a 39,600 square foot warehouse, a rolling mill, and related equipment.

Chicago, Illinois	Approximately 7 acres of land, a dock on the Calumet River, and buildings, including a 100,000 square foot warehouse.

Tulsa, Oklahoma	63,500 square foot warehouse facility with a dock on the Arkansas River system. Located on land under a long-term lease. The original term of the lease is from April 1, 1989 through March 31, 1999; the Company is in the first of two 10-year renewal options through March 31, 2019.

Pittsburgh, Pennsylvania	253,200 square foot leased warehouse facility with a dock on the Ohio River. The amended term of the lease was from October 15, 1998 to October 31, 2007; the Company has two 5-year renewal options through October 31, 2017.

Louden County, Tennessee	Approximately 25 acres of undeveloped land along the Tennessee River, available for future use as a stocking location.

Item 3. Legal Proceedings

Legal Proceedings

        The Company is not involved in any pending legal proceedings which involve claims for damages exceeding 10% of its current assets. The Company is not a party to any material pending litigation which, if decided adversely, would have a significant impact on the business, income, assets, or operation of the Company, and the Company is not aware of any material threatened litigation which might involve the Company. See also “ — Environmental Matters” and “ — Safety and Health Matters,” included elsewhere herein and the Footnotes to the Company’s Consolidated Financial Statements included in its 1999 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended September 30, 1999.

PART II

Item 5. Market for Registrant's Class A Common Stock and Related Stockholder Matters

Market Information and Stock Price

        The Class A Common Stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol BYX. The approximate number of stockholders of record on November 17, 1999 was 359. In addition, there are approximately 2,500 shareholders whose stock is held in street name. The stock has been trading since July 27, 1988. The closing price per share on October 31, 1999 was $3.375. The following tables set forth the high and low sales prices for the periods indicated.

                                                Sales Price Per Share
                                   ---------------------------------------------
                                     Fiscal Year 1999           Fiscal Year 1998
                                   -------------------       -------------------
                                    High          Low         High          Low
                                   ------       ------       ------       ------
October-December                   $5.313       $2.625       $5.000       $3.250
January-March                       4.563        2.688        7.188        3.250
April-June                          4.125        3.250        9.563        5.313
July-September                      4.125        3.250        6.500        2.875

        There is no public trading market for the Class B Common Stock and the Class C Common Stock.

Dividends

        The Company’s ability to pay dividends to Class A Common Stock stockholders is subject to restrictive covenants under the Indenture pursuant to which the Company’s 9 1/2% First Mortgage Notes due 2008 (the “9 1/2% Notes”) were issued, and the Company’s line of credit. See “Notes 6 and 15 of the Consolidated Financial Statements” included in the Company’s 1999 Annual Report.

Item 6. Selected Financial Data

        Set forth below is selected consolidated financial information for the Company.

SELECTED FINANCIAL INFORMATION
(dollars in thousands)

                                                                          As of and For Years Ended September 30,
                                                          ----------------------------------------------------------------------
                                                             1999         1998            1997            1996            1995
                                                          ---------    ---------       ---------       ---------       ---------
INCOME STATEMENT DATA:
   Net Sales                                              $ 206,373    $ 253,881       $ 232,161       $ 204,426       $ 185,772
   Cost of Sales                                            180,797      213,732         209,930         188,453         162,158
                                                          ---------    ---------       ---------       ---------       ---------
   Gross Margin                                              25,576       40,149          22,231          15,973          23,614
   Selling, General and Administrative                        7,155        6,219           6,311           6,273           5,312
   Strike/Corporate Campaign Expenses                          --           --             3,323           1,768           1,000
                                                          ---------    ---------       ---------       ---------       ---------
   Operating Profit                                          18,421       33,930          12,597           7,932          17,302
   Interest Expense                                         (11,036)      (9,229)         (8,962)         (8,635)         (7,821)
   Interest Income                                            1,437        1,251              12             147             543
   Miscellaneous                                                528       (1,300)            187             871             431
                                                          ---------    ---------       ---------       ---------       ---------
   Income Before Income Tax and Extraordinary Item            9,350       24,652           3,834             315          10,455
   Provision (Benefit) for Income Tax                         3,273      (10,954)             50            --               118
                                                          ---------    ---------       ---------       ---------       ---------
   Income Before Extraordinary Item                           6,077       35,606           3,784             315          10,337
   Extraordinary Item                                          --         (5,507)           --              --              --
                                                          ---------    ---------       ---------       ---------       ---------
   Net Income                                             $   6,077    $  30,099(1)    $   3,784(1)    $     315(1)    $  10,337(1)
                                                          =========    =========       =========       =========       =========

BALANCE SHEET DATA:
   Working Capital                                        $ 117,607    $ 117,635       $  72,031       $  70,090       $  73,301
   Total Assets                                             248,550      249,497         196,465         199,272         197,076
   Total Debt                                               119,013      118,899          83,540          85,142          85,751
   Preferred Stock                                             --           --            13,089          10,489          12,239
   Common Stockholders' Equity                            $ 103,417    $  97,340       $  71,512       $  70,382       $  72,605

___________
(1)	In fiscal 1995, 1996, 1997, and 1998 income (loss) applicable to common shares after dividends accrued and accretion on preferred stock and a loss on the redemption of the preferred stock in 1998 was $9.6, ($2.3), $1.2, and $25.8 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The requirements to satisfy this item are incorporated by reference to the “Management’s Discussion and Analysis” section of the Company’s 1999 Annual Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        None.

Item 8. Financial Statements and Supplementary Data

        The financial statement and supplementary data information required by this item are incorporated by reference to the “Consolidated Financial Statements” and “Footnotes to Consolidated Financial Statements” sections of the Company’s 1999 Annual Report.

Item 9. Disagreements on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers

        Information regarding Directors and Executive Officers is incorporated by reference to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 11. Executive Compensation

        Information regarding executive compensation is incorporated by reference to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 12. Ownership of Certain Beneficial Owners and Management

        Information regarding the beneficial ownership of the Company’s common stock as of October 31, 1999, by certain beneficial owners and management is incorporated by reference to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions is incorporated by reference to the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

        The Consolidated Financial Statements are incorporated herein by reference to the Company’s 1999 Annual Report to Stockholders and the Accountant’s Report relating to the Consolidated Financial Statements and Notes thereto.

(2)	Financial Statement Schedules 10-K Page
Auditor's Opinion Relating to Schedule 17

Schedule II Valuation and Qualifying Accounts for the three years ended September 30, 1999 18

        Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements submitted.

(3)	Exhibits

Number	Exhibit
3.1	Third Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1996).

3.2	Restated By-laws of the Company (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).

4.1	Specimen Certificate for Class A Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).

4.2	Indenture (including form of First Mortgage Note and Subsidiary Guarantee between each recourse subsidiary of the Company and the Trustee), dated May 22, 1998, between the Company, Bayou Steel Corporation (Tennessee) ("BSCT"), River Road Realty Corporation ("RRRC") and Bank One (formerly First National Bank of Commerce), as trustee (the "Trustee") (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.3	Mortgage and Collateral Assignment of Leases granted by the Company and RRRC to the Trustee, dated as of May 22, 1998 (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.4	Security Agreement, dated May 22, 1998, between the Company and the Trustee (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.5	Security Agreement, dated May 22, 1998, between RRRC and the Trustee (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.6	Intercreditor Agreement, dated as of May 22, 1998, between the Trustee and The Chase Manhattan Bank, as agent under the Amended and Restated Credit Agreement (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.7	Credit Agreement dated as of June 28, 1989, as amended and restated through May 22, 1998, among the Company, the lenders named therein, and The Chase Manhattan Bank, as agent (formerly, Chemical Bank) (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.8	Security Agreement dated as of June 28, 1989, as amended and restated through May 22, 1998, among the Company, the lenders named in the Credit Agreement, and The Chase Manhattan Bank, as agent.

4.9	Form of Release of Federal Income Tax Ownership and Agreement between the Trustee and the Company, Voest-Alpine A.G. and Howard M. Meyers (incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).

4.10	Stock Purchase Agreement dated August 28, 1986, between BSAC and the purchasers of the Company's Class A Common Stock and Preferred Stock (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).

4.11	Stock Purchase Agreement dated August 28, 1986, between BSAC and RSR, the sole purchaser of the Company's Class B Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-22603)).

4.12	Stock Purchase Agreement dated August 28, 1986, between BSAC and Allen & Company, Incorporated (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-22603)).

4.13	Amendment No. 1 to the Preferred Stock and Warrant Purchase Agreement, dated as of June 13, 1995, by and between the Company and Rice Partners II, L.P. (incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996 (No. 33-22603)).

4.14	Shareholder Agreement, dated as of June 13, 1995, by and among the Company, Bayou Steel Properties Limited, Howard M. Meyers and Rice Partners II, L.P. (incorporated herein by reference to Form 8-K dated June 20, 1995 (No. 33-22603)).

4.15	Subsidiary Guarantee, dated as of May 22, 1998, between BSCT, RRRC and The Chase Manhattan Bank.

4.16	Exchange and Registration Rights Agreement, dated May 22, 1998, among the Company, BSCT, RRRC, Chase Securities, Inc., BT Alex. Brown Incorporated and Paine Webber Incorporated (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

10.1	Employment Letter dated July 26, 1988, between Howard M. Meyers and the Company (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).

10.2	Warehouse (Stocking Location) Leases.

(i)	Restated lease agreement dated October 15, 1998 between the Company and Leetsdale Industrial II, Leetsdale, Pennsylvania, and the First Amendment thereto dated October 15, 1998.

(ii)	Catoosa, Oklahoma (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989).

10.3	Incentive Compensation Plan for Key Employees dated March 3, 1988 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1991).

10.4	1991 Employees' Stock Option Plan dated April 18, 1991 with technical amendments (incorporated herein by reference to Post-Effective Amendment No. 4 to Registration Statement on Form S-1 (No. 33-10745)).

10.5	Pension Plan for Bargained Employees and the Employees Retirement Plan (incorporated herein by reference to Post-Effective Amendment No. 5 to the Company's Registration Statement on Form S-1 (No. 33-10745)).

10.6	Asset Purchase Agreement, dated as of January 30, 1995, among Tennessee Valley Steel Corporation, TV Acquisition Corp., Bayou Steel Corporation, BT Commercial Corporation and NationsBank N.A. (Carolinas) (incorporated herein by reference to Form 8-K dated March 8, 1995 (No. 33-22603)).

10.7	Labor Agreement between the Company and the United Steelworkers of America AFL-CIO-CIC, dated October 18, 1999.

10.8	Labor Agreement between BSCT and the United Steelworkers of America AFL-CIO, dated May 17, 1997.

13.1	Annual Report filed with this report.

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the fourth quarter of fiscal year 1999.

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
Signature	Title	Date
/s/ Howard M. Meyers Howard M. Meyers	Chairman of the Board, Chief Executive Officer and Director	December 13, 1999

/s/ Jerry M. Pitts Jerry M. Pitts	President, Chief Operating Officer and Director	December 13, 1999

/s/ Richard J. Gonzalez Richard J. Gonzalez	Vice President, Chief Financial Officer, Treasurer and Secretary	December 13, 1999

/s/ Lawrence E. Golub Lawrence E. Golub	Director	December 13, 1999

/s/ Melvyn n. Klein Melvyn n. Klein	Director	December 13, 1999

/s/ Albert P. Lospinoso Albert P. Lospinoso	Director	December 13, 1999

/s/ Stanley S. Shuman Stanley S. Shuman	Director	December 13, 1999

/s/ Jeffrey P. Sangalis Jeffrey P. Sangalis	Director	December 13, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Bayou Steel Corporation

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements as of September 30, 1999 and 1998 and for each of the three years in the period ended September 30, 1999 included in Bayou Steel Corporation’s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 12, 1999. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule of valuation and qualifying accounts for the years ended September 30, 1999, 1998, and 1997 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
New Orleans, Louisiana November 12, 1999

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                       Balance at   Additions                 Balance
                                      Beginning of  Charged to               at end of
         Description                    Period      Expenses     Other(1)      Period
         -----------                  ------------  ---------   ---------    ---------
September 30, 1999
     Allowance for doubtful accounts   $ 773,984   $(211,212)   $ (11,671)   $ 551,101
                                       ---------   ---------    ---------    ---------

September 30, 1998
     Allowance for doubtful accounts   $ 500,459   $ 268,626    $   4,899    $ 773,984
                                       ---------   ---------    ---------    ---------

September 30, 1997
     Allowance for doubtful accounts   $ 352,965   $ 143,393    $   4,101    $ 500,459
                                       ---------   ---------    ---------    ---------

___________________
(1)	(Write-offs)/recoveries of uncollectible accounts.