Form 10-Q
period 1999-12-31
BAYOU STEEL CORP
filed 2000-01-27
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
                               SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended December 31, 1999
                                             OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
                               SECURITIES EXCHANGE ACT OF 1934


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                             Shares Outstanding at December 31, 1999

Class A Common Stock, $.01 par value                           10,619,380
Class B Common Stock, $.01 par value                            2,271,127
Class C Common Stock, $.01 par value                                  100
                                                              -----------
                                                               12,890,607
                                                              ===========

                             BAYOU STEEL CORPORATION

                                      INDEX



                                                                          Page
PART I.  FINANCIAL INFORMATION                                            Number


    Item 1.  Financial Statements

             Consolidated Balance Sheets -- December 31, 1999 and
              September 30, 1999                                            3

             Consolidated Statements of Operations -- Three
              Months Ended December 31, 1999 and 1998                       5

             Consolidated Statements of Cash  Flows -- Three Months
              Ended December 31, 1999 and 1998                              6

             Notes to Consolidated Financial  Statements                    7

    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9

             Results of Operations                                          9

             Liquidity and Capital Resources                               11

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and reports on Form 8-K                        12

                         PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


                             BAYOU STEEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                           (Unaudited)       (Audited)
                                                          December 31,     September 30,
                                                              1999            1999
                                                         -------------    -------------
CURRENT ASSETS:

   Cash                                                 $   26,876,323    $  31,091,309
   Receivables, net of allowance for doubtful accounts      24,179,328       23,650,668
   Inventories                                              71,905,396       72,567,304
   Deferred income taxes and other                           5,844,866        5,131,454
                                                         -------------    -------------

         Total current assets                              128,805,913      132,440,735
                                                         -------------    -------------


PROPERTY, PLANT AND EQUIPMENT:

   Land                                                      3,790,399        3,790,399
   Machinery and equipment                                 148,235,818      146,321,994
   Plant and office building                                23,632,571       23,372,143
                                                         -------------    -------------
                                                           175,658,788      173,484,536
   Less-Accumulated depreciation                           (65,899,935)     (63,739,731)
                                                         -------------    -------------

         Net property, plant and equipment                 109,758,853      109,744,805
                                                         -------------    -------------

DEFERRED INCOME TAXES                                        3,238,012        3,466,541
OTHER ASSETS                                                 2,806,794        2,897,888
                                                         -------------    -------------

         Total assets                                    $ 244,609,572    $ 248,549,969
                                                         =============    =============



  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              (Unaudited)     (Audited)
                                                             December 31,    September 30,
                                                                 1999            1999
                                                             ------------   -------------
CURRENT LIABILITIES:

   Accounts payable                                          $ 14,955,956   $ 16,618,555
   Interest payable                                             1,425,000      4,275,000
   Accrued liabilities                                          5,061,458      5,226,617
                                                             ------------   ------------

         Total current liabilities                             21,442,414     26,120,172
                                                             ------------   ------------

LONG-TERM DEBT                                                119,041,653    119,013,093
                                                             ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value -
      Class A:  24,271,127 authorized and 10,619,380
                outstanding shares                                106,194        106,194
      Class B:  4,302,347 authorized and 2,271,127
                outstanding shares                                 22,711         22,711
      Class C:  100 authorized and outstanding shares                   1              1
                                                             ------------   ------------

         Total common stock                                       128,906        128,906

   Paid-in capital                                             47,795,224     47,795,224
   Retained earnings                                           56,201,375     55,492,574
                                                             ------------   ------------

         Total common stockholders' equity                    104,125,505    103,416,704
                                                             ------------   ------------

         Total liabilities and common stockholders' equity   $244,609,572   $248,549,969
                                                             ============   ============


  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                         December 31,
                                                    1999                1998
                                                 ------------      ------------

NET SALES                                        $ 52,386,622      $ 47,414,662

COST OF SALES                                      47,051,929        39,398,675
                                                 ------------      ------------

GROSS MARGIN                                        5,334,693         8,015,987

SELLING, GENERAL AND ADMINISTRATIVE                 1,815,594         1,637,902
                                                 ------------      ------------

OPERATING PROFIT                                    3,519,099         6,378,085
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
 Interest expense                                  (2,850,000)       (2,794,270)
 Interest income                                      356,710           390,133
 Miscellaneous                                         64,654            10,875
                                                 ------------      ------------

                                                   (2,428,636)       (2,393,262)
                                                 ------------      ------------

INCOME BEFORE INCOME TAX                            1,090,463         3,984,823

PROVISION FOR INCOME TAX                              381,662         1,394,425
                                                 ------------      ------------

NET INCOME                                       $    708,801      $  2,590,398
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                           12,890,607        12,890,607
   Diluted                                         13,713,029        13,713,029

BASIC NET INCOME PER SHARE                       $        .05      $        .20
                                                 ============      ============

DILUTED NET INCOME PER SHARE                     $        .05      $        .19
                                                 ============      ============



  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three Months Ended
                                                            December 31,
                                                      1999             1998
                                                   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $    708,801    $  2,590,398
   Depreciation                                       2,254,832       2,032,807
   Amortization                                         119,654         102,424
   Provision for losses on accounts receivable           44,937          47,904
   Deferred income taxes                                285,662       1,030,980

   Changes in working capital:
      (Increase) decrease in receivables               (573,597)      5,731,763
      Decrease (increase) in inventories                661,908      (8,972,645)
      (Increase) in prepaid expenses                   (770,545)       (613,961)
      (Decrease) in accounts payable                 (1,662,599)     (3,679,188)
      (Decrease) in interest payable
       and accrued liabilities                       (3,015,159)     (1,475,923)
                                                   ------------    ------------
         Net cash (used in)  operations              (1,946,106)     (3,205,441)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment        (2,268,880)     (4,952,095)
                                                   ------------    ------------

NET DECREASE IN CASH                                 (4,214,986)     (8,157,536)

CASH, beginning balance                              31,091,309      34,028,855
                                                   ------------    ------------

CASH, ending balance                               $ 26,876,323    $ 25,871,319
                                                   ============    ============


SUPPLEMENTAL CASH FLOW DISCLOSURE
    Cash paid during the period for:
      Interest (net of amount capitalized)         $  5,700,000    $  5,419,718
      Income taxes                                 $     96,000    $    363,445



  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (Unaudited)


1)   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of December 31, 1999 are based on last-in, first-out ("LIFO") estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 1999.

     The accompanying consolidated financial statements include the accounts of Bayou Steel Corporation and its wholly-owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. The results for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2000.

     Certain reclassifications have been made in the prior period financial statements to conform to current period classifications.

2)   INVENTORIES

     Inventories consist of the following:

                                                (Unaudited)       (Audited)
                                                December 31,    September 30,
                                                    1999            1999
                                                -----------     ------------
     Scrap steel                                $ 2,964,835     $ 4,738,110
     Billets                                      9,739,063       7,923,519
     Finished product                            44,639,990      43,063,027
     LIFO adjustments                             2,982,686       5,689,596
                                                -----------     -----------
                                                 60,326,574      61,414,252
     Operating supplies and other                11,578,822      11,153,052
                                                -----------     -----------
                                                $71,905,396     $72,567,304
                                                ===========     ===========

3)   LONG-TERM DEBT

     The Company has $120 million of 9.5% first mortgage notes bearing interest at 9.5% (9.65% effective rate) due 2008 with semi-annual interest payments due May 15 and November 15 of each year. The notes were issued at a discount which is being amortized over the life of the notes using the straight line method which does not materially differ from the interest method. The notes are a senior obligation of the Company, secured by a first priority lien, subject to certain exceptions, on certain existing and future real property, plant and equipment.

     Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the "guarantor subsidiaries"), which are wholly-owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the notes on a joint and several basis. The following is summarized combined financial information of the guarantor subsidiaries. Separate full financial statements and other disclosures concerning each guarantor subsidiary have not been presented because, in the opinion of management, such information is not deemed material to investors. The indenture governing the notes provide certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

                                              (Unaudited)        (Audited)
                                              December 31,     September 30,
                                                1999               1999
                                              -----------      -------------
     Current assets                           $30,945,000       $30,832,000
     Noncurrent assets                         21,845,000        21,153,000
     Current liabilities                       27,106,000        26,075,000
     Noncurrent liabilities                    34,972,000        34,973,000

                                                        (Unaudited)
                                                     Three Months Ended
                                                       December 31,
                                                 1999              1998
                                             ------------      ------------
     Net sales                               $ 11,291,000      $ 10,378,000
     Gross margin                                 235,000           934,000
     Net income (loss)                           (225,000)          324,000

4)   INCOME TAXES

     As of December 31, 1999, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $170 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2011. A substantial portion of the available NOLs, approximately $74 million, expire by fiscal 2001. The Company maintains a valuation allowance on a portion of its NOLs. Deferred income tax expense of $0.4 million and $1.4 million was recognized in the first fiscal quarter of 2000 and 1999, respectively, reflecting the utilization of a portion of the Company's available NOLs to cover estimated taxable income.

5)   PREFERRED STOCK AND WARRANTS

     The Company issued 15,000 shares of redeemable preferred stock and warrants to purchase six percent of its Class A Common Stock (or 822,422 shares) at a nominal amount. In connection with a refinancing transaction in the third quarter of fiscal 1998, the preferred stock was redeemed but the warrants remain outstanding, and such warrants are considered as outstanding common stock equivalents for purposes of computing diluted net income per share.

6)   COMMITMENTS AND CONTINGENCIES

     The Company is subject to various federal, state, and local laws and regulations concerning the discharge of contaminants that may be emitted into the air, discharged into waterways, and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, the Company could be potentially responsible for the remediation of contamination associated with such a release.

     Tennessee Valley Steel Corporation ("TVSC"), the prior owners of the assets of Bayou Steel Corporation (Tennessee), entered into a Consent Agreement and Order (the "TVSC Consent Order") with the Tennessee Department of Environment and Conservation under its voluntary clean up program. The Company, in acquiring the assets of TVSC, entered into a Consent Agreement and Order (the "Bayou Steel Consent Order") with the Tennessee Department of Environment and Conservation. The Bayou Steel Consent Order is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial, and assessment process. As of December 31, 1999, investigative, remedial, and risk assessment activities resulted in expenditures of approximately $1.3 million and a liability of approximately $0.6 million is recorded as of December 31, 1999 to complete the remediation. At this time, the Company does not expect the cost or resolution of the TVSC Consent Order to exceed its recorded obligation.

     As of December 31, 1999, the Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance is not expected to have a material adverse effect on the Company's competitive position, or results of operations, and financial condition, or cause a material increase in currently anticipated capital expenditures. As of December 31, 1999, the Company has accrued management's best estimate with respect to loss contingencies for certain environmental matters.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report on Form 10-K as of and for the year ended September 30, 1999.

RESULTS OF OPERATIONS

     The Company reported consolidated pretax income of $1.1 million in the first quarter of fiscal 2000 compared to $4.0 million in the comparable period of fiscal 1999. The $2.9 million change in earnings was due to a decrease in the metal margin (the difference between the average selling price and the net scrap cost) and to a lesser extent an increase in conversion cost. These changes were partially offset by increased shipments and the proceeds from a lawsuit settlement with a supplier of materials utilized in our melting operations.

     The following table sets forth shipment and sales data.

                                                        Three Months Ended
                                                           December 31,
                                                      1999            1998
                                                    ---------      ----------
     Net Sales (in thousands)                       $ 52,387       $ 47,415
     Shipment Tons                                   161,554        135,543
     Average Selling Price Per Ton                  $    318       $    342

A.   Sales

     Net sales for the quarter increased by 10% on a 19% increase in shipments and a 7% decrease in the average selling price. During the current quarter, shipment volumes began to recover from the adverse effects of imports in the prior year while the average selling price has not responded as quickly. Shipments were adversely affected by the eighteen-day outage at our Tennessee rolling mill during the quarter. It is estimated that the Company lost 12,000 tons of sales and that the average selling price was reduced because of the limited mix of product available. Price increases have been announced throughout the first fiscal quarter and subsequently that have various effective dates extending into the second fiscal quarter. These price increases impact substantially all of the Company's product lines.

B.   Cost of Goods Sold

     Cost of goods sold was 90% of sales for the quarter compared to 83% of sales for the prior year period due largely to the selling price decrease and the increase in the cost of scrap steel. The increase in cost of goods sold as a percentage of sales was partially offset by the proceeds from the lawsuit settlement previously noted which reduced cost of goods sold in the current quarter by approximately 3%.

     Scrap is used in the operation of the Company's melt shop in Louisiana and is a significant component of the cost of billets utilized by the Company's rolling mills. Scrap cost during the first quarter increased 17% compared to the same period of last year as scrap prices have been trending upward over the past quarters. This trend may level off in the second quarter; however, any future increases will adversely impact metal margin and may minimize potential favorable impacts of future selling price improvements.

     The Company has been able to control the availability and the cost of scrap to some degree by producing its own shredded and cut grade scrap through its scrap processing division. This division, coupled with its local scrap purchasing program, supplied almost 50% of the Company's scrap requirements during the quarter.

     Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Company's Louisiana operations increased by 4% in the first quarter of fiscal 2000 compared to the same period of last year as a result of two factors. First, the Company is working through a learning curve associated with capital installed in the melt shop last fiscal year. Additionally, the cost of power has increased as the utility that services its Louisiana operations has not been as competitive on pricing as it has in years past. Second, the rolling mill in Louisiana continues operating in a reduced mode only working six and a half days per week. The Company expects to resume full capacity during the second quarter. Subsequent to quarter end, the melt shop experienced a mechanical problem with its main furnace requiring a twelve day shutdown. During that period the Company operated its less efficient back-up furnace which may result in higher per ton costs and less production in the second fiscal quarter.

     The Tennessee rolling mill experienced a 13% reduction in conversion cost and a 12% increase in production despite taking an eighteen-day shutdown for major repairs in the roughing mill. Although conversion costs improved and the mill is back at full production, the capital required to replace the roughing mill will not be installed until the end of the year. It is estimated that the outage cost in excess of $0.5 million after netting expected insurance proceeds.

C.   Selling, General and Administrative Expense

     Selling, general and administrative expense in the first quarter increased by $0.2 million compared to the same period of last year. The change is primarily due to a recently resolved legal matter in the current year.

D.   Income Taxes

     In fiscal 1998, the Company recorded an adjustment to its net deferred tax asset valuation allowance and subsequently has provided for income taxes at the 35% statutory tax rate, although its cash tax requirement was limited to the 2% alternative minimum tax because of its net operating loss position. As of December 31, 1999, the Company has $7.8 million of recorded net deferred tax assets. For financial reporting purposes, the Company periodically assesses the carrying value of its net deferred tax assets. Such an assessment includes many factors, including changing market conditions, that could impact this assessment over time and may result in positive or negative adjustments to the deferred tax asset valuation allowance in the future that would ultimately affect net income.

E.   Net Income

     Net income decreased $1.9 million in the first quarter compared to the first quarter of last year due primarily to a reduced metal margin and increased conversion cost that were somewhat offset by increased shipments and the proceeds from a lawsuit settlement with a supplier of materials.

LIQUIDITY AND CAPITAL RESOURCES

A.   Cash and Working Capital

     The Company ended the first fiscal quarter with $26.9 million in cash and temporary cash investments. In the first quarter, cash used in operations was $1.9 million compared to $3.2 million in the first quarter of last year. At December 31, 1999, current assets exceeded current liabilities by a ratio of
6.01 to 1.00. Working capital increased by $1.1 million to $107.4 million during the three month period. The Company has an unused $50 million line of credit which is also available for general corporate purposes.

B.   Capital Expenditures

     Capital expenditures totaled $2.3 million in the first quarter of fiscal 2000 compared to $5.0 million in the same period last year. The spending is directed towards cost reduction, productivity enhancements, plant maintenance and safety and environmental programs. Depending on market conditions, the Company expects to spend approximately $20 million on various capital projects during the next twelve months. Included in this amount is $3 million of a $7 million project to increase melting capacity by 20% to 30%. The Company is also considering spending an additional $15 to $20 million over several years to increase its Louisiana finished goods capacity by 20% to 30%.

C.   Impact of Year 2000 Compliance

     To date, the Company's systems have continued to operate without disruption related to year 2000 issues. The Company will continue to closely monitor areas of particular risk.

OTHER COMMENTS

Forward-Looking Information, Inflation and Other

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

     The Company is subject to increases in the cost of energy, supplies, salaries and benefits, additives, alloys and steel scrap due to inflation. Shape prices are influenced by supply, which varies with steel mill capacity and utilization, import levels, and market demand.

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

                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The following is an index of the exhibits included in this reprot on Form 10-Q.

     3.1  - Amended and Restated By-Laws.

     (b)  Reports on Form 8-K

          None were filed during the first quarter of fiscal year 2000.

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


Date:    January 27, 2000