Form 10-Q
period 2000-03-31
BAYOU STEEL CORP
filed 2000-04-27
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 33-22603


                             BAYOU STEEL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             72-1125783
-------------------------                                --------------------
(State of incorporation)                                  (I.R.S. Employer
                                                          Identification No.)

            138 Highway 3217, P.O. Box 5000, LaPlace, Louisiana 70069
           ----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Shares Outstanding at March 31, 2000
------------------------------------       ------------------------------------

Class A Common Stock, $.01 par value                     10,619,380
Class B Common Stock, $.01 par value                      2,271,127
Class C Common Stock, $.01 par value                            100
                                                        -----------
                                                         12,890,607
                                                        ===========

                             BAYOU STEEL CORPORATION

                                      INDEX


                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number
         ---------------------                                            ------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -- March 31, 2000 and
                   September 30, 1999                                         3

                  Consolidated Statements of  Operations -- Three Months
                   and Six Months Ended March 31, 2000 and 1999               5

                  Consolidated Statements of Cash  Flows -- Six Months
                   Ended March 31, 2000 and 1999                              6

                  Notes to Consolidated Financial  Statements                 7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Results of Operations                                       9

                  Liquidity and Capital Resources                            12


PART II. OTHER INFORMATION

         Item 4.  Submission of matters to a vote of security holders        13

         Item 6.  Exhibits and reports on Form 8-K                           13

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                    (Unaudited)                    (Audited)
                                                                     March 31,                   September 30,
                                                                       2000                          1999
                                                                  ---------------               --------------
CURRENT ASSETS:

   Cash                                                           $    22,596,069               $   31,091,309
   Receivables, net of allowance for doubtful accounts                 27,333,760                   23,650,668
   Inventories                                                         78,012,252                   72,567,304
   Deferred income taxes and other                                      6,113,915                    5,131,454
                                                                  ---------------               --------------


         Total current assets                                         134,055,996                  132,440,735
                                                                  ---------------               --------------


PROPERTY, PLANT AND EQUIPMENT:

   Land                                                                 3,790,399                    3,790,399
   Machinery and equipment                                            148,978,769                  146,321,994
   Plant and office building                                           23,853,417                   23,372,143
                                                                  ---------------               --------------
                                                                      176,622,585                  173,484,536
   Less-Accumulated depreciation                                      (67,695,282)                 (63,739,731)
                                                                  ---------------               --------------

         Net property, plant and equipment                            108,927,303                  109,744,805
                                                                  ---------------               --------------

DEFERRED INCOME TAXES                                                   3,193,948                    3,466,541
OTHER ASSETS                                                            2,715,699                    2,897,888
                                                                  ---------------               --------------

         Total assets                                             $   248,892,946               $  248,549,969
                                                                  ===============               ==============


The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                    (Unaudited)                    (Audited)
                                                                     March 31,                   September 30,
                                                                       2000                           1999
                                                                 -----------------              --------------
CURRENT LIABILITIES:

   Accounts payable                                               $    14,636,148               $   16,618,555
   Interest payable                                                     4,275,000                    4,275,000
   Accrued liabilities                                                  6,683,786                    5,226,617
                                                                  ---------------               --------------

         Total current liabilities                                     25,594,934                   26,120,172
                                                                  ---------------               --------------

LONG-TERM DEBT                                                        119,070,213                  119,013,093
                                                                  ---------------               --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value -
      Class A:  24,271,127 authorized and 10,619,380
                outstanding shares                                        106,194                      106,194
      Class B:  4,302,347 authorized and 2,271,127
                outstanding shares                                         22,711                       22,711
      Class C:  100 authorized and outstanding shares                           1                            1
                                                                  ---------------               --------------

         Total common stock                                               128,906                      128,906

   Paid-in capital                                                     47,795,224                   47,795,224
   Retained earnings                                                   56,303,669                   55,492,574
                                                                  ---------------               --------------

         Total common stockholders' equity                            104,227,799                  103,416,704
                                                                  ---------------               --------------

         Total liabilities and common stockholders' equity        $   248,892,946               $  248,549,969
                                                                  ===============               ==============


The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended                        Six Months Ended
                                                   March 31,                               March 31,
                                     ------------------------------------    ----------------------------------
                                           2000                1999                2000                1999
                                      ---------------     ---------------    ----------------    --------------

NET SALES                             $   55,466,736      $   49,888,361     $   107,853,358     $   97,303,022
COST OF SALES                             51,206,379          43,969,635          98,258,308         83,368,310
                                      --------------      --------------     ---------------     --------------
GROSS MARGIN                               4,260,357           5,918,726           9,595,050         13,934,712
SELLING, GENERAL AND
   ADMINISTRATIVE                          1,786,453           1,909,654           3,602,047          3,547,556
                                      --------------      --------------     ---------------     --------------

OPERATING PROFIT                           2,473,904           4,009,072           5,993,003         10,387,156
                                      --------------      --------------     ---------------     --------------

OTHER INCOME (EXPENSE):
   Interest expense                       (2,847,210)         (2,768,300)         (5,697,210)        (5,562,570)
   Interest income                           428,208             360,211             784,918            750,345
   Miscellaneous                             102,472             (10,918)            167,126                (43)
                                      --------------      --------------     ---------------     --------------
                                          (2,316,530)         (2,419,007)         (4,745,166)        (4,812,268)
                                      --------------      --------------     ---------------     --------------
INCOME BEFORE
   INCOME TAX                                157,374           1,590,065           1,247,837          5,574,888
PROVISION FOR
   INCOME TAX                                 55,080             556,787             436,742          1,951,212
                                      --------------      --------------     ---------------     --------------

NET INCOME                            $      102,294      $    1,033,278     $      811,095      $    3,623,676
                                      ==============      ==============     ==============      ==============

WEIGHTED AVERAGE SHARES
     OUTSTANDING:
   Basic                                  12,890,607          12,890,607          12,890,607         12,890,607
   Diluted                                13,713,029          13,713,029          13,713,029         13,713,029

BASIC NET INCOME
   PER SHARE                          $          .01      $          .08     $           .06     $          .28
                                      ==============      ==============     ===============     ==============

DILUTED NET INCOME
   PER SHARE                          $          .01      $          .08     $           .06     $          .26
                                      ==============      ==============     ===============     ==============


The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               Six Months Ended
                                                                                    March 31,
                                                                  --------------------------------------------
                                                                       2000                          1999
                                                                  ---------------               --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $       811,095               $    3,623,676
   Depreciation                                                         4,623,385                    3,705,008
   Amortization                                                           239,309                      214,758
   Provision for losses on accounts receivable                             97,755                       99,061
   Deferred income taxes                                                  340,742                    1,587,767

   Changes in working capital:
      (Increase) decrease in receivables                               (3,780,847)                   5,632,940
      (Increase)  in inventories                                       (5,444,948)                  (2,156,913)
      (Increase) in prepaid expenses                                   (1,050,610)                    (692,863)
      (Decrease) in accounts payable                                   (1,982,407)                  (6,958,744)
      Increase (decrease) in interest payable
         and accrued liabilities                                        1,457,169                   (2,456,497)
                                                                  ---------------               ---------------

         Net cash (used in) provided by operations                     (4,689,357)                   2,598,193
                                                                  ---------------               --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                          (3,805,883)                 (10,436,933)
                                                                  ---------------               --------------

NET (DECREASE)  IN CASH                                                (8,495,240)                  (7,838,740)

CASH, beginning balance                                                31,091,309                   34,028,855
                                                                  ---------------               --------------

CASH, ending balance                                              $    22,596,069               $   26,190,115
                                                                  ===============               ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the period for:
      Interest (net of amount capitalized)                        $     5,700,000               $    5,340,904
      Income taxes                                                $        96,000               $      363,445


The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


1)   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of March 31, 2000 are based on last-in, first-out ("LIFO") estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 1999.

     The accompanying consolidated financial statements include the accounts of Bayou Steel Corporation and its wholly-owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. The results for the six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2000.

     The Company currently utilizes the accrue in advance method of accounting for periodic planned major maintenance activities. As is typical in the industry, certain major maintenance items require the shutdown of an entire facility or a significant portion of a facility to perform periodic overhauls and refurbishment activities necessary to sustain production. The Company accrues a liability for the estimated amount of these planned shutdowns. As of March 31, 2000 and September 30, 1999, $1.8 million and $1.2 million, respectively, was included in accrued liabilities on the accompanying consolidated balance sheets related to planned future shutdowns for major maintenance.

     Certain reclassifications have been made to the prior period financial statements to conform to current period classifications. Due to the nature of the asset, the Company reclassified the cost associated with its mill rolls from current assets to property, plant and equipment and the associated provision for mill roll consumption to depreciation expense. The reclassification impacted depreciation expense by $.9 million and $1.1 million for the six month periods ended March 31, 2000 and 1999, respectively, but did not change the previously stated operating income.

2)   INVENTORIES

     Inventories consist of the following:

                                            (Unaudited)           (Audited)
                                             March 31,          September 30,
                                               2000                 1999
                                          ---------------     ---------------
     Scrap steel                          $     3,876,572      $    4,738,110
     Billets                                    9,557,609           7,923,519
     Finished product                          51,951,889          43,063,027
     LIFO adjustments                           1,325,755           5,689,596
                                          ---------------      --------------
                                          $    66,711,825      $   61,414,252
     Operating supplies and other              11,300,427          11,153,052
                                          ---------------      --------------
                                          $    78,012,252      $   72,567,304
                                          ===============      ==============

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

     Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the "guarantor subsidiaries"), which are wholly owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the notes on a joint and several basis. The following is summarized combined financial information of the guarantor subsidiaries. Separate full financial statements and other disclosures concerning each guarantor subsidiary have not been presented because, in the opinion of management, such information is not deemed material to investors. The indenture governing the notes provides certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

                                            (Unaudited)            (Audited)
                                              March 31,          September 30,
                                               2000                  1999
                                          --------------       ---------------
     Current assets                       $   27,917,000       $    30,832,000
     Noncurrent assets                        21,599,000            21,153,000
     Current liabilities                      23,852,000            26,075,000
     Noncurrent liabilities                   34,973,000            34,973,000


                                  (Unaudited)               (Unaudited)
                               Three Months Ended          Six Months Ended
                                     March 31,                 March 31,
                             2000           1999          2000            1999
                        -------------  ------------  -------------  ------------
     Net sales          $ 13,816,000   $ 11,207,000  $ 25,107,000   $ 21,585,000
     Gross margin            408,000        493,000       643,000      1,428,000
     Net income (loss)       (21,000)        16,000      (246,000)       339,000

4)   INCOME TAXES

     As of March 31, 2000, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $170 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2011. A substantial portion of the available NOLs, approximately $74 million, expire by September 30, 2001. The Company maintains a valuation allowance on a portion of its NOLs. Deferred income tax expense of approximately $55,000 and $437,000 was recognized in the second fiscal quarter and the first six months of fiscal 2000, respectively, and $0.6 million and $2.0 million during the respective periods of fiscal 1999 reflecting the utilization of a portion of the Company's available NOLs to cover estimated taxable income.

5)   PREFERRED STOCK AND WARRANTS

     The Company issued 15,000 shares of redeemable preferred stock and warrants to purchase six percent of its Class A Common Stock (or 822,422 shares) at a nominal amount. In connection with a refinancing transaction in the third quarter of fiscal 1998, the preferred stock was redeemed but the warrants remain outstanding and such warrants are considered outstanding common stock equivalents for purposes of computing diluted net income per share.

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

     Tennessee Valley Steel Corporation ("TVSC") , the prior owners of the assets of Bayou Steel Corporation (Tennessee), entered into a Consent Agreement and Order (the "TVSC Consent Order") with the Tennessee Department of Environment and Conservation under its voluntary clean up program. The Company, in acquiring the assets of TVSC, entered into a Consent Agreement and Order (the "Bayou Steel Consent Order") with the Tennessee Department of Environment and Conservation. The Bayou Steel Consent Order is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial, and assessment process. As of March 31, 2000, investigative, remedial, and risk assessment activities resulted in expenditures of approximately $1.3 million and a liability of approximately $0.6 million is recorded as of March 31, 2000 to complete the remediation. At this time, the Company does not expect the cost or resolution of the TVSC Consent Order to exceed its recorded obligation.

     As of March 31, 2000, the Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance is not expected to have a material adverse effect on the Company's competitive position, or results of operations, and financial condition, or cause a material increase in currently anticipated capital expenditures. As of March 31, 2000, the Company has accrued loss contingencies for certain environmental matters based on management's estimate.

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

RESULTS OF OPERATIONS

     The Company reported operating profit of $2.5 million in the second quarter of fiscal 2000 compared to $4.0 million in the comparable period of fiscal 1999. The $1.5 million change was primarily due to a $5 per ton decrease in the metal margin (the difference between the average selling price and the net scrap cost) and increases in shipping, distribution and production cost in Louisiana. These changes were offset by a 5% increase in shipments and improving conversion cost in the Tennessee rolling mill.

     The Company reported operating profit of $6.0 million for the first six months of fiscal 2000 compared to $10.4 million in the comparable period of fiscal 1999. The $4.4 million change was due to a $20 per ton decrease in the metal margin and an increase in conversion cost at the Louisiana facility partially offset by a 12% improvement in shipments and the proceeds from a lawsuit settlement with a supplier of materials.

     The following table sets forth shipment and sales data.

                                                 Three Months Ended
                                                       March 31,
                                             2000                   1999
                                         -----------             ---------
     Net Sales (in thousands)            $   55,467              $  49,888
     Shipment Tons                          164,607                156,853
     Average Selling Price Per Ton       $      333              $     315

                                                 Six Months Ended
                                                      March 31,
                                             2000                  1999
                                         -----------             ---------
     Net Sales (in thousands)            $  107,853              $  97,303
     Shipment Tons                          326,160                292,396
     Average Selling Price Per Ton       $      326              $     328

A.   Sales

     Net sales for the quarter increased by 11% on a 5% increase in shipments and a 6% increase in the average selling price. Shipment volumes and selling prices continue to recover from the adverse effects of imports in the prior year; however, imports are still impacting the market and the otherwise underlying strong economy. A significant component of this improvement is the favorable mix of products available from our Tennessee rolling mill as a result of record production during the quarter. Shipments from this facility improved 17% while the average selling price improved 5% over the second quarter of last year.

     Net sales for the six month period increased by 11% on a similar increase in shipments while the average selling price remained relatively constant. Shipments similarly have improved as the underlying demand has remained strong. Price increases announced during the second quarter have and should continue to impact the Company's products, although the Company recently has encountered more discounts in the market.

B.   Cost of Goods Sold

     Cost of goods sold was 92% of sales for the quarter compared to 88% of sales for the prior year quarter and 91% of sales for the six month period compared to 86% of sales for the prior year period. The changes were due largely to scrap cost, the principal component of production cost, increasing $5 per ton more than the average selling price. For the six month period, cost of goods sold was partially offset by the proceeds from a lawsuit settlement in the first quarter.

     Scrap is used in the operation of the Company's melt shop in Louisiana and is a significant component of the cost of billets utilized by its rolling mills. Scrap cost increased 25% and 21% for the quarter and six month periods ended
March 31, 2000, respectively, compared to the same periods of last year. (Selling prices only increased 6% quarter to quarter and remained stagnant on a year to date comparison.) This upward trend in scrap prices appears to have leveled off during the second quarter and is expected to remain steady over the near term; however, any future increases will adversely impact metal margin and may minimize the potential favorable impact of future selling price improvements.

     The Company has been able to control the availability and the cost of scrap to some degree by producing its own shredded and cut grade scrap through its scrap processing division. This division, coupled with its local scrap purchasing program, supplied almost 50% of the Company's scrap requirements during the first six months of fiscal 2000 and is expected to continue to expand.

     Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Company's Louisiana operations increased by 2% for the first six month period compared to the same period of last year while remaining relatively constant on a quarter to quarter comparison. Production in the Louisiana rolling mill increased 25% for the quarter and 6% for the first six months of fiscal 2000 while melt shop production increased 20% and 12% over the same respective periods. Conversion cost was impacted by several factors in the second quarter and the first six months of fiscal 2000. First, the Company corrected certain design limitations of capital recently installed in the melt shop and now is working through the learning curve. Second, the cost of power has increased as the utility that services its Louisiana operations has not been as competitive on pricing as it has in years past. Third, the cost of natural gas has increased compared to last year. Due largely to the rise in sales volume, shipping and other distribution costs increased over the second quarter of last year.

     The Tennessee rolling mill experienced an 11% and 3% reduction in conversion cost for the quarter and six month periods, respectively. Production increased by 50% and 19% over the respective periods resulting in the facility achieving record quarterly production, productivity, and conversion cost. In the first quarter, the rolling mill was shutdown for eighteen-days for repairs in the roughing mill. Although the mill is back at full production, the capital equipment required to replace the roughing mill will not be installed until the end of the year. It is estimated that the outage cost approximately $0.5 million after netting expected insurance proceeds.

C.   Selling, General and Administrative Expense

     Selling, general and administrative expense decreased for the quarter as a result of decreased legal expenses as a significant legal matter was resolved in the prior year. Selling, general and administrative expense for the first six months of fiscal 2000 approximated the first six months of fiscal 1999.

D.   Income Taxes

     In fiscal 1998, the Company recorded an adjustment to its net deferred tax asset valuation allowance and, subsequently, provides for income taxes at the 35% statutory tax rate, although its cash tax requirement is limited to the 2% alternative minimum tax because of its available net operating loss tax benefits. As of March 31, 2000, the Company has $7.7 million of recorded net deferred tax assets. For financial reporting purposes, the Company periodically assesses the carrying value of its net deferred tax assets. Such an assessment includes many factors, including changing market conditions, that could impact this assessment over time and may result in positive or negative adjustments to the deferred tax asset valuation allowance in the future that would ultimately affect net income.

E.   Net Income

     Net income decreased $0.9 million and $2.8 million in the second quarter and first six months of fiscal 2000 compared to fiscal 1999 due primarily to a reduced metal margin and increased shipping, distribution and certain production cost. The decrease was offset somewhat by increased shipments and, for the six month period, the proceeds from a lawsuit settlement with a supplier of materials.

LIQUIDITY AND CAPITAL RESOURCES

A.   Cash and Working Capital

     The Company ended the second fiscal quarter with $22.6 million in cash. In the first six months of fiscal 2000, cash used in operations was $4.7 million. The use of cash during the period resulted largely from the increase in sales volume and an increase in inventory. The inventory change facilitated the increase in sales as a greater variety of products were placed into inventory and more tons were available for sale. However, further increases in inventories could cause the Company to again curtail operations at its rolling mills.

     At March 31, 2000, current assets exceeded current liabilities by a ratio of 5.24 to 1.00 while working capital increased by $2.2 million to $108.5 million during the first six months of the year. The Company has an unused $50 million line of credit which is available for general corporate purposes.

B.   Capital Expenditures

     Capital expenditures totaled $3.8 million in the first six months of fiscal 2000 compared to $10.4 million in the same period last year. Depending on market conditions, the Company expects to spend approximately $15 million on various capital projects during the next twelve months. Included in this amount is $3 million of a $7 million project to increase melting capacity by 20% to 30%. The Company is also considering options to increase its Louisiana finished goods capacity.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on March 2, 2000, at which the following matters were brought before and voted upon by the shareholders:

     1. The election of two (2) Class A and four (4) Class B Directors, each to serve until the next annual meeting of stockholders. The following Class A (total number of shares outstanding 10,619,380) and Class B (total number of shares outstanding 2,271,127) Director nominees received the following number of votes cast:

                        Class A                    For             Withheld
                  -----------------             ---------          --------

                  Lawrence E. Golub             8,723,411            99,596
                  Stanley S. Shuman             8,723,406            99,601

                        Class B                    For             Withheld
                  -----------------             ---------          --------

                  Melvyn N. Klein               2,271,127                 0
                  Albert P. Lospinoso           2,271,127                 0
                  Howard M. Meyers              2,271,127                 0
                  Jerry M. Pitts                2,271,127                 0

     2. Ratification of the appointment of Arthur Andersen LLP as auditors of the Company for the fiscal year ending September 30, 2000. The total Class A , Class B and Class C shares outstanding were 12,890,607. The detail for the vote is as follows:

                         For                      Against           Abstain
                     ----------                   -------           -------

                     11,032,339                    18,520            43,275

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3.1  Third Restated  Certificate of  Incorporation of the Company
                    (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996).
               3.2  Amended and Restated By-Laws.
               27   Financial Data Schedules.

          (b)  Reports on Form 8-K

               None were filed during the second quarter of fiscal year 2000.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYOU STEEL CORPORATION


By   /s/ Richard J. Gonzalez
  -------------------------------------------
     Richard J. Gonzalez
     Vice President, Chief Financial Officer,
     Treasurer, and Secretary


Date:    April 27, 2000