Form 10-Q
period 2000-06-27
BAYOU STEEL CORP
filed 2000-08-03
CIK 807877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 33-22603

BAYOU STEEL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	72-1125783 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2000
Class A Common Stock, $.01 par value	10,619,380
Class B Common Stock, $.01 par value	2,271,127
Class C Common Stock, $.01 par value	100

12,890,607

BAYOU STEEL CORPORATION

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets - June 30, 2000 and September 30, 1999	3

		Consolidated Statements of Operations - Three Months and Nine Months Ended June 30, 2000 and 1999	5

		Consolidated Statements of Cash Flows - Nine Months Ended June 30, 2000 and 1999	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Results of Operations	9

		Liquidity and Capital Resources	12

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and reports on Form 8-K	13

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BAYOU STEEL CORPORATION CONSOLIDATED BALANCE SHEETS ASSETS

	(Unaudited) June 30, 2000	(Audited) September 30, 1999
CURRENT ASSETS:
Cash	$ 12,951,717	$ 31,091,309
Receivables, net of allowance for doubtful accounts	22,851,084	23,650,668
Inventories	90,286,012	72,567,304
Deferred income taxes and other	5,789,898	5,131,454

Total current assets	131,878,711	132,440,735

PROPERTY, PLANT AND EQUIPMENT:
Land	3,790,399	3,790,399
Machinery and equipment	149,240,185	146,321,994
Plant and office building	24,277,905	23,372,143

	177,308,489	173,484,536
Less-Accumulated depreciation	(68,100,668)	(63,739,731)

Net property, plant and equipment	109,207,821	109,744,805

DEFERRED INCOME TAXES	3,157,659	3,466,541
OTHER ASSETS	2,624,604	2,897,888

Total assets	$246,868,795	$248,549,969

The accompanying notes are an integral part of these consolidated statements. Page 3

BAYOU STEEL CORPORATION CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) June 30, 2000	(Audited) September 30, 1999
CURRENT LIABILITIES:
Accounts payable	$ 15,294,926	$ 16,618,555
Interest payable	1,425,000	4,275,000
Accrued liabilities	6,704,933	5,226,617

Total current liabilities	23,424,859	26,120,172

LONG-TERM DEBT	119,098,773	119,013,093

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value -
Class A: 24,271,127 authorized and 10,619,380
outstanding shares	106,194	106,194
Class B: 4,302,347 authorized and 2,271,127
outstanding shares	22,711	22,711
Class C: 100 authorized and outstanding shares	1	1

Total common stock	128,906	128,906
Paid-in capital	47,795,224	47,795,224
Retained earnings	56,421,033	55,492,574

Total common stockholders’ equity	104,345,163	103,416,704

Total liabilities and common stockholders’ equity	$246,868,795	$248,549,969

The accompanying notes are an integral part of these consolidated statements. Page 4

BAYOU STEEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2000	1999	2000	1999
NET SALES	$49,245,000	$54,825,470	$157,098,358	$152,128,492
COST OF SALES	45,021,581	48,609,612	143,279,889	131,977,923

GROSS MARGIN	4,223,419	6,215,858	13,818,469	20,150,569
SELLING, GENERAL AND
ADMINISTRATIVE	1,730,755	1,768,392	5,332,802	5,315,948

OPERATING PROFIT	2,492,664	4,447,466	8,485,667	14,834,621

OTHER INCOME (EXPENSE):
Interest expense	(2,858,110)	(2,682,918)	(8,555,320)	(8,245,488)
Interest income	471,847	319,569	1,256,765	1,069,914
Miscellaneous	74,161	55,909	241,287	55,866

	(2,312,102)	(2,307,440)	(7,057,268)	(7,119,708)

INCOME BEFORE
INCOME TAX	180,562	2,140,026	1,428,399	7,714,913
PROVISION FOR
INCOME TAX	63,198	750,016	499,940	2,701,228

NET INCOME	$ 117,364	$ 1,390,010	$ 928,459	$ 5,013,685

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	12,890,607	12,890,607	12,890,607	12,890,607
Diluted	13,713,029	13,713,029	13,713,029	13,713,029
BASIC NET INCOME
PER SHARE	$ .01	$ .11	$ .07	$ .39

DILUTED NET INCOME
PER SHARE	$ .01	$ .10	$ .07	$ .37

The accompanying notes are an integral part of these consolidated statements. Page 5

BAYOU STEEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months Ended June 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 928,459	$ 5,013,685
Depreciation	7,110,166	5,380,092
Amortization	358,964	314,370
Provision for losses on accounts receivable	148,205	154,970
Deferred income taxes	386,103	2,337,784
Changes in working capital:
Decrease in receivables	651,379	3,647,540
(Increase) decrease in inventories	(17,718,708)	924,963
(Increase) in prepaid expenses	(735,665)	(487,347)
(Decrease) in accounts payable	(1,323,629)	(6,321,716)
(Decrease) in interest payable
and accrued liabilities	(1,371,684)	(5,632,928)

Net cash (used in) provided by operations	(11,566,410)	5,331,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,573,182)	(13,889,894)

NET (DECREASE) IN CASH	(18,139,592)	(8,558,481)
CASH, beginning balance	31,091,309	34,028,855

CASH, ending balance	$12,951,717	$25,470,374

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest (net of amount capitalized)	$11,390,203	$10,873,821
Income taxes	$ 113,836	$ 363,445

The accompanying notes are an integral part of these consolidated statements. Page 6

BAYOU STEEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(Unaudited)

1)     BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of June 30, 2000 are based on last-in, first-out (“LIFO”) estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 1999.

     The accompanying consolidated financial statements include the accounts of Bayou Steel Corporation and its wholly-owned subsidiaries (the “Company”) after elimination of all significant intercompany accounts and transactions. The results for the nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2000.

     The Company currently utilizes the accrue in advance method of accounting for periodic planned major maintenance activities. As is typical in the industry, certain major maintenance items require the shutdown of an entire facility or a significant portion of a facility to perform periodic overhauls and refurbishment activities necessary to sustain production. The Company accrues a liability for the estimated amount of these planned shutdowns. As of June 30, 2000 and September 30, 1999, $2.4 million and $1.2 million, respectively, was included in accrued liabilities in the accompanying consolidated balance sheets related to planned future shutdowns for major maintenance.

     Certain reclassifications have been made to the prior period financial statements to conform to current period classifications. Due to the nature of the asset, the Company reclassified the cost associated with its mill rolls from current assets to property, plant and equipment and the associated provision for mill roll consumption to depreciation expense. The reclassification impacted depreciation expense by $1.6 million and $1.3 million for the nine months ended June 30, 2000 and 1999, respectively, but did not change the previously stated operating income.

2)     INVENTORIES

     Inventories consist of the following:

	(Unaudited) June 30, 2000	(Audited) September 30, 1999
Scrap steel	$ 4,008,455	$ 4,738,110
Billets	12,780,024	7,923,519
Finished product	60,528,555	43,063,027
LIFO adjustments	2,327,541	5,689,596

	$79,644,575	$61,414,252
Operating supplies and other	10,641,437	11,153,052

	$90,286,012	$72,567,304

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

	(Unaudited) June 30, 2000	(Audited) September 30, 1999
Current assets	$32,808,000	$30,832,000
Noncurrent assets	22,275,000	21,153,000
Current liabilities	29,580,000	26,075,000
Noncurrent liabilities	34,973,000	34,973,000

	Unaudited) Three Months Ended June 30,		(Unaudited) Nine Months Ended June 30,
	2000	1999	2000	1999
Net sales	$13,111,000	$14,553,000	$38,218,000	$36,138,000
Gross margin	286,000	589,000	929,000	2,017,000
Net income (loss)	(161,000)	88,000	(407,000)	427,000

4)     INCOME TAXES

     As of June 30, 2000, for tax purposes, the Company had net operating loss carryforwards (“NOLs”) of approximately $170 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2011. A substantial portion of the available NOLs, approximately $74 million, expire by September 30, 2001. The Company maintains a valuation allowance on a portion of its NOLs. Deferred income tax expense of approximately $63,000 and $500,000 was recognized in the third fiscal quarter and the first nine months of fiscal 2000, respectively, and $0.8 million and $2.7 million during the respective periods of fiscal 1999 reflecting the utilization of a portion of the Company’s available NOLs to cover estimated taxable income.

5)     PREFERRED STOCK AND WARRANTS

      The Company issued 15,000 shares of redeemable preferred stock and warrants to purchase six percent of its Class A Common Stock (or 822,422 shares) at a nominal amount. In connection with a refinancing transaction in the third quarter of fiscal 1998, the preferred stock was redeemed but the warrants remained outstanding. Subsequent to the end of the third quarter of fiscal 2000, the Company, in a private transaction, redeemed and canceled the outstanding warrants for a purchase price of $1.75 million. The total weighted average shares used to compute diluted earnings per share include the impact of the warrants which were outstanding during all of the periods presented in the accompanying consolidated statements of operations.

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

     Tennessee Valley Steel Corporation (“TVSC”) , the prior owners of the assets of Bayou Steel Corporation (Tennessee), entered into a Consent Agreement and Order (the “TVSC Consent Order”) with the Tennessee Department of Environment and Conservation under its voluntary clean up program. The Company, in acquiring the assets of TVSC, entered into a Consent Agreement and Order (the “Bayou Steel Consent Order”) with the Tennessee Department of Environment and Conservation. The Bayou Steel Consent Order is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial, and assessment process. As of June 30, 2000, investigative, remedial, and risk assessment activities resulted in expenditures of approximately $1.3 million and a liability of approximately $0.6 million is recorded as of June 30, 2000 to complete the remediation. At this time, the Company does not expect the cost or resolution of the TVSC Consent Order to exceed its recorded obligation.

     As of June 30, 2000, the Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance is not expected to have a material adverse effect on the Company’s competitive position, or results of operations, and financial condition, or cause a material increase in currently anticipated capital expenditures. As of June 30, 2000, the Company has accrued loss contingencies for certain environmental matters based on management estimates.

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 1999.

RESULTS OF OPERATIONS

     The Company reported operating profit of $2.5 million in the third quarter of fiscal 2000 compared to $4.4 million in the comparable period of fiscal 1999. The $1.9 million change was primarily due to a decrease in shipments of 27,860 tons and an increase in conversion cost in the Louisiana melt shop. Adding to the change was a LIFO inventory charge in fiscal 2000 while in the prior year no such charge was required plus the Company recorded the benefit of certain state tax credits that offset cost of goods sold last year. These unfavorable changes were offset to some extent by an increase in the metal margin (the difference between the average selling price and the net scrap cost) of $9 per ton and improving conversion cost in the Company’s two rolling mills.

     The Company reported operating profit of $8.5 million for the first nine months of fiscal 2000 compared to $14.8 million in the comparable period of last year. The $6.3 million change was due primarily to an $11 per ton decrease in the metal margin and, to a lesser extent, increases in inventory carrying, shipping and melt shop conversion costs. This was partially offset by the proceeds from a lawsuit settlement with a supplier of material.

     The following table sets forth shipment and sales data.

	Three Months Ended June 30,
	2000	1999
Net Sales (in thousands)	$ 49,245	$ 54,825
Shipment Tons	146,165	174,025
Average Selling Price Per Ton	$ 333	$ 312

	Nine Months Ended June 30,
	2000	1999
Net Sales (in thousands)	$157,098	$152,128
Shipment Tons	472,325	466,421
Average Selling Price Per Ton	$ 328	$ 322

A.     Sales

     Net sales for the quarter decreased 10% on a 16% decrease in shipments while the average selling price increased 7% compared to the prior year quarter. For the first nine months of fiscal 2000, net sales increased 3% on marginal increases in shipments and the average selling price compared to the same period of fiscal 1999.

     The decrease in shipments during the third quarter of fiscal 2000 is the result of direct competition from imports within the Company’s product range and high inventory levels at a significant percentage of its customers. The decline may also be due to a slowing economy. For these reasons, shipments over the next several months are expected to remain flat. The lack of shipments during the quarter has caused the Company’s inventory levels to rise above desired levels. To relieve some of the physical constraint and operating cash flow pressures associated with increased inventory levels, the Company reduced the operating mode at its Louisiana rolling mill during the quarter and has done the same at its Tennessee rolling mill subsequent to quarter end.

     The increase in the average selling price for the quarter to quarter comparison represents an improvement over the prior year when the market was negatively impacted by imports. During the first two quarters of fiscal 2000, the average selling price was rebounding from these market forces but the recovery was halted by imports resurgence and high inventory levels at its competitors and its customers. This caused previously announced price increases scheduled for the third quarter to be minimally realized. The impact of imports is expected to continue to pressure domestic steel prices. Subsequent to June 30, 2000, a major competitor again decreased prices by announcing another “foreign fighter” price initiative. As a consequence, the average selling price is expected to decrease in the fourth quarter. Additional price declines will impact the Company’s near-term cash flows and may impact the future realization of the Company’s inventory carrying costs, particularly at the Tennessee facility.

B.     Cost of Goods Sold

     Cost of goods sold was 91% of sales for the quarter compared to 89% of sales for the prior year quarter. The change is attributable to several factors. First, in the prior year third quarter, the Company realized certain state tax credits reducing cost of sales. Second, charges to inventory carrying cost were made based on estimated year end LIFO inventory values in the third quarter of this year. Third, conversion cost in the Louisiana melt shop increased over that of the prior year comparable quarter.

     For the nine months ended June 30, 2000 cost of goods sold was 91% of sales compared to 87% of sales for the prior year period. The change is due largely to scrap cost, the principal component of production cost, increasing more than the average selling price as well as an increase in melt shop conversion cost. For the nine-month period, cost of goods sold was partially offset by the proceeds from a lawsuit settlement in the first quarter.

     Scrap is used in the operation of the Company’s melt shop in Louisiana and is a significant component of the cost of billets utilized by its rolling mills. Scrap cost increased 13% and 18% for the quarter and nine-month periods ended June 30, 2000, respectively, compared to the same periods of last year. (The average selling price only increased 7% quarter to quarter and 2% on a year to date comparison.) Scrap prices may have peaked in the second quarter of fiscal 2000 as the scrap price decreased 8% in the third quarter from the second quarter and is expected to decrease slightly and then stabilize over the near term.

     The Company has been able to control the availability and the cost of scrap to some degree by producing its own shredded and cut grade scrap through its scrap processing division. This division, coupled with its local scrap purchasing program, supplied over 50% of the Company’s scrap requirements during the first nine months of fiscal 2000 and is expected to continue to expand.

     Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Louisiana operations increased by 3% for both the current quarter and the first nine month periods compared to the same periods of last year. Several factors contributed to the increase. First, in the second quarter of fiscal 2000 the Company corrected certain design limitations of capital recently installed in the melt shop and is progressing through the learning curve. Second, depreciation expense increased as a result of this capital. Third, the cost of electrical power has increased as the utility that services its Louisiana operations has not been as competitive on pricing as it has in years past. Fourth, the cost of natural gas has increased compared to last year.

     The Tennessee rolling mill experienced a 7% and 4% reduction in conversion cost for the quarter and nine month periods, respectively, while production increased by 44% and 26% over the respective periods. The improved conversion cost is despite the significant increase in natural gas prices in the third fiscal quarter. The Louisiana rolling mill also experienced similar, but smaller improvements.

     The Company recently reduced production levels in its rolling mills in order to liquidate some excess inventory; however, this should result in higher conversion cost in the fourth fiscal quarter. The Company expects significantly higher energy prices in the fourth fiscal quarter and, perhaps, even into the fall. Additionally, the Company has initiated an organizational effectiveness program in the fourth fiscal quarter for the purpose of implementing opportunities for operational enhancements and the realization of long-term cost efficiencies identified in a recent review of the business. While the Company expects that this program will provide certain cost benefits beginning in the next fiscal year and extending thereafter, there can be no assurance that such benefits will be achieved and the initial cost associated with implementing the program will likely be incurred in the fourth fiscal quarter of this year and could impact fiscal 2000 earnings by approximately $0.8 million.

C.     Selling, General and Administrative Expense

     Selling, general and administrative expense remained relatively constant on a quarterly and year to date comparison.

D.     Income Taxes

     In fiscal 1998, the Company recorded an adjustment to its net deferred tax asset valuation allowance and, subsequently, provides for income taxes at the 35% statutory tax rate, although its cash tax requirement is limited to the 2% alternative minimum tax because of its available net operating loss tax benefits. As of June 30, 2000, the Company has $7.6 million of recorded net deferred tax assets. For financial reporting purposes, the Company periodically assesses the carrying value of its net deferred tax assets. Such an assessment includes many factors, including changing market conditions, that could impact this assessment over time and may result in positive or negative adjustments to the deferred tax asset valuation allowance in the future that would ultimately affect net income.

E.     Net Income

     Net income decreased $1.3 million in the third quarter of fiscal 2000 compared to fiscal 1999 due to the significant decline in shipments caused by imports and high customer inventory levels. Net income decreased $4.1 million in the first nine months of fiscal 2000 compared to fiscal 1999 due to the metal margin decrease caused by the earlier high level of imports. The decrease in year to date net income was offset somewhat by the proceeds from a lawsuit settlement with a supplier of materials.

LIQUIDITY AND CAPITAL RESOURCES

A.     Cash and Working Capital

     The Company ended the third fiscal quarter with $13.0 million in cash. In the first nine months of fiscal 2000, cash used in operations was $11.6 million and was driven largely by an increase in inventory. The operations at both rolling mills have been reduced to assist in managing inventory levels and the Company expects a $5 to $8 million reduction over the next three months.

     At June 30, 2000, current assets exceeded current liabilities by a ratio of 5.6 to 1.00 while working capital was $108 million. The Company has an unused $50 million line of credit which is available for general corporate purposes.

B.     Capital Expenditures

     Capital expenditures totaled $6.6 million in the first nine months of fiscal 2000 compared to $13.9 million in the same period last year. Depending on market conditions, the Company expects to spend approximately $13 million on various capital projects during the next twelve months. Included in this amount is $3 million of a $7 million project to increase melting capacity by 20% to 30%. The Company expects to install new roughing stands at the Tennessee facility by calendar year end at a cost of nearly $5 million. The Company is also considering options to increase finished goods capacity at its Louisiana rolling mill.

C.     Financing

     Subsequent to the end of the third quarter of fiscal 2000, the Company paid $1.75 million, in a private transaction, to redeem and cancel outstanding warrants to purchase 822,422 shares of its common stock at a nominal amount. The warrants were issued in connection with the issuance of preferred stock in fiscal 1995 and constitute all of the warrants previously outstanding.

OTHER COMMENTS

Forward-Looking Information, Inflation and Other

     This document contains various “forward-looking” statements which represent the Company’s expectation or belief concerning future events. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: changes in the price of supplies, power, natural gas, or purchased billets; changes in the selling price of the Company’s finished products or the purchase price of steel scrap; changes in demand due to imports or a general economic downturn; cost overruns or start-up problems with capital expenditures; weather conditions in the market area of the finished product distribution; unplanned equipment outages; and changing laws affecting labor, employee benefit costs and environmental and other governmental regulations.

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

PART II — OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Third Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1996).

3.2	Amended and Restated By-Laws (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

27	Financial Data Schedules.

(b)	Reports on Form 8-K

None were filed during the third quarter of fiscal year 2000.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By      /s/ Richard J. Gonzalez
           —————————————
           Richard J. Gonzalez
           Vice President, Chief Financial Officer,
            Treasurer, and Secretary

Date: August 3, 2000