Form 10-K
period 2000-09-30
BAYOU STEEL CORP
filed 2000-12-05
CIK 807877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000	Commission File Number: 33-22603

BAYOU STEEL CORPORATION

(Exact name of registrant as specified in its charter)

Registrant’s telephone number, including area code: (504) 652-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Class A Common Stock, $.01 par value	Name of Exchange on Which Registered American Stock Exchange

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

     The aggregate market value and the number of voting shares of the registrant’s common stock outstanding on October 31, 2000 was:

	Shares Outstanding Held By
Title of Each Class of Common Stock	Affiliates	Non-Affiliates	Market Value Held By Non-Affiliates
Class A, $.01 par value	1,325,197	9,294,183	$13,274,225
Class B, $.01 par value	2,271,127	0	N/A
Class C, $.01 par value	100	0	N/A

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated herein by reference in Part III and portions of the registrant’s 2000 Annual Report filed as an exhibit, are incorporated herein by reference in Part II hereof.

PART I

Item 1. Business

General

     Bayou Steel Corporation (the “Company”) is a leading producer of light structural shapes and merchant bar steel products. The Company owns and operates a steel minimill and a stocking warehouse on the Mississippi River in LaPlace, Louisiana (the “Louisiana Facility”), three additional stocking locations directly accessible to the Louisiana Facility through the Mississippi River waterway system, and a rolling mill with warehousing facility in Harriman, Tennessee (the “Tennessee Facility”) also accessible through the Mississippi River waterway system. The Company produces merchant bar and light structural steel products ranging in size from three to eight inches at the Louisiana Facility and merchant bar products ranging from one-half to four inches at the Tennessee Facility.

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

     The location of the Company’s production and distribution facilities allows the Company to serve customers across a wide geographic area, including its primary markets in the Southeast, the lower Midwest, the Northeast, the Mid- Atlantic and the Appalachian states. The Company also sells to customers in the West Coast region, Canada, Mexico and other overseas locations. The Company sells its products to nearly 500 customers, the majority of which are steel service centers, in the United States, Canada, Mexico, and occasionally overseas.

Manufacturing Process and Facilities

     Steel scrap is the principal raw material used by the Company in its production process. The Company purchases most of its scrap needs on the open market and transports it to the Louisiana Facility by barge, ocean going vessel, rail, and truck, and stores it in a scrap receiving yard. The Company has been able to control the availability and the cost of steel scrap to some degree by producing its own shredded and cut grade scrap through its scrap processing division. The division currently supplies 30% of the Company’s steel scrap requirements. Steel scrap is melted in a 99-ton capacity alternating current electric arc furnace which heats the steel scrap to approximately 3000°F. During the melting and refining process, impurities are removed from the molten steel. After the scrap reaches a molten state, it is poured from the furnace into ladles, where final heating takes place in a ladle metallurgical facility and adjustments of alloying elements and carbon are made to obtain the desired chemistry. The ladles of steel are then transported to one of two four-strand continuous casters in which the molten steel is solidified in water-cooled molds. The casters produce long strands of steel that are cut by torch into billets (semi-finished product of specified weights), moved to a cooling bed and marked for identification. After cooling, the billets are transferred to a rolling mill for further processing. Billets in excess of the Louisiana Facility’s rolling mill requirements are shipped to the Tennessee Facility via rail for its rolling mill.

     In the Louisiana Facility’s rolling mill, billets are reheated in a walking beam reheat furnace with recuperative burners before being rolled. Once the billets are heated to approximately 2000°F, they are rolled through up to fifteen mill stands which form the billets into the dimensions and sizes of the finished products. The heated finished shapes are placed on a cooling bed and then straightened and cut into either standard 20 or 40-foot lengths or specific customer lengths. The products are then stacked into 2 1/2 to 5-ton bundles, processed (if needed) through an off-line saw, and placed in a climate-controlled warehouse where they are subsequently shipped to the Company’s stocking locations via barge or to customers directly via truck, rail, or barge.

     In the Tennessee Facility’s rolling mill, billets are reheated in a pusher reheat furnace with recuperative burners before being rolled. Once the billets are heated to approximately 2000°F, they are rolled through up to sixteen mill stands which form the billets into the dimensions and sizes of the finished products. The heated finished shapes are placed on a cooling bed and then straightened and cut into either standard 20 or 40-foot lengths or specific customer lengths. The products are then stacked into 2 1/2 ton bundles and placed in a climate-controlled warehouse where they are subsequently shipped to the Company’s stocking locations via barge or to customers directly via truck or rail.

Products

     The Louisiana Facility is capable of producing a variety of merchant bar and light structural steel products and the Tennessee Facility is capable of producing a wide range of merchant bar products and rebar.

Profile	Tennessee	Louisiana
Equal Angles	3/4-2 1/2	2-6
Flats	1-4	4-8
Channels	N/A	3-8
Squares	1/2-1	N/A
Rounds	1/2-2	N/A
Unequal Angles	N/A	4-7
Rebar	3/8-13/8	N/A
Standard Beams	N/A	3-6
Wide Flange Beams	N/A	4-8

     The Company’s finished products are used for a wide range of commercial and industrial applications, including the construction and maintenance of petrochemical plants, barges and light ships, railcars, trucks and trailers, rack systems, tunnel and mine support products, joists, sign and guardrail posts for highways, power and radio transmission towers, and bridges. Rebar is used in highway and bridge construction, concrete structures such as parking garages, and home construction for driveways, sidewalks and swimming pools.

     The Company plans to continue to emphasize the production of light structural shapes and merchant bar products. Rebar was last produced in 1995. Shape and merchant bar margins are historically considerably higher than those of rebar. The Tennessee Facility could produce rebar if the appropriate opportunities exist.

     The Company’s products are manufactured to various national specifications, such as those set by the American Society for Testing and Materials, or to specific customer specifications which have more stringent quality criteria. In addition, the Company is one of a few minimills that is certified by the American Bureau of Shipping. The Company certifies that its products are tested in accordance with nuclear, state highway, bridge and military specifications and are also certified for state highway and bridge structures. In fiscal 1999, the Louisiana Facility was certified to the International Standards Organization (ISO) management standards 9002 and 14001 for quality and environment, respectively.

Customers and Sales

     The Company has approximately 500 customers in the United States, Canada and Mexico. The majority of the Company’s finished products (approximately 67% in fiscal 2000) are sold to domestic steel service centers, while the remainder are sold to original equipment manufacturers (approximately 24% in fiscal 2000) and export customers (approximately 9% in fiscal 2000). Steel service centers warehouse steel products from various minimills and integrated mills and sell combinations of products from different mills to their customers. Some steel service centers also provide additional labor-intensive value-added services such as fabricating, cutting or selling steel by the piece rather than by the bundle. Rebar, when produced, will be selectively sold to a few customers who are not necessarily part of the existing customer base.

     In fiscal 2000, the Company’s top ten customers accounted for approximately 53% of total sales. One customer accounted for approximately 11% of total sales. The Company believes that it is not dependent on any customer and that it could, over time, replace lost sales attributable to any one customer.

     The Company’s products are sold domestically and in Canada, Mexico, and overseas on the basis of availability, quality, service, and price. The Company maintains a real-time computer information system, which tracks prices offered by competitors, as well as freight rates from its customers to both the Company’s stocking locations and the nearest competitive facilities. An electronic data interchange system that allows the Company to manage its customers’ inventory needs was recently expanded from one customer to several. The system, which interfaces with a customer’s system, reduces overhead and is intended to increase sales for the Company while it provides the customer with just-in- time inventory capabilities, thus improving inventory turns. The Company expects to continue expansion of this system and believes that the system gives it a competitive advantage.

     Although sales tend to be slower during the winter months due to the impact of winter weather on construction and transportation activities and during the late summer due to planned plant shutdowns of end-users, seasonality has not been a material factor in the Company’s business. The Company’s backlog of unfilled cancelable orders totaled $77 million as of September 30, 2000 and $83 million as of September 30, 1999. As of October 31, 2000, backlog totaled $72 million.

     The level of billet sales to third parties is dependent on the Company’s billet requirements and worldwide market condition, which may vary greatly from year to year. In the past three fiscal years the Company has consumed substantially all of its billet production resulting in minimal billet sales to third parties.

Distribution

     The Louisiana Facility, which includes a deep-water dock, is strategically located on the Mississippi River, which the Company believes enhances its competitive posture by reducing overall transportation costs because it can receive steel scrap and ship its product by barge, normally the least costly method of transportation in the steel industry. The Company also believes that the location of its minimill on the Mississippi River and its network of inland waterway warehouses enable it to access markets for its products that would otherwise be uneconomical to the Company due to the high freight costs of its products relative to end selling price. The Company operates inventory stocking warehouses near Chicago, Tulsa, and Pittsburgh, which complement its operations in Louisiana and Tennessee. These facilities, each of which is equipped with an inland waterway dock, enable the Company to significantly increase its marketing territory by providing storage capacity for finished products in three additional markets and by allowing the Company to meet customer demand far from its Louisiana and Tennessee mills on a timely basis. From these locations, product is primarily distributed by truck. In addition, the Company makes rail shipments to some customers, primarily those on the West Coast and in Mexico.

     The Louisiana Facility’s deep-water dock enables the Company to load vessels or ocean-going barges for overseas shipments, giving the Company low cost access to overseas markets if business conditions warrant. Additionally, the dock enables the Company to access steel scrap from the Caribbean and South and Central America, an important strategic factor which mitigates the impact of fluctuations in domestic steel scrap prices on the Company’s performance. Since the facility is only 35 miles from the Port of New Orleans, smaller quantities of shapes or billets can be shipped overseas on cargo ships from that port. The Company believes it has a freight cost advantage over land-locked domestic competitors in serving the export market. This advantage permits the Company to compete with foreign minimills in certain export markets. In recent years, due to strong domestic margins and the strength of the dollar relative to other currencies, the Company has only occasionally accessed overseas markets.

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

Strategy

     The Company’s strategy is to focus on customer service and to be a low cost producer of merchant bar and light structural steel products through reducing costs with improving operating efficiencies and processes, the effective utilization of capital, and the low cost procurement and processing of its raw material scrap. The Company will also consider strategic acquisitions which complement, enhance, expand or diversify its current operations, and/or captures finished goods or raw material capacity.

A.	The Louisiana Facility

The Company continues to focus on operating efficiencies and cost reductions through, among other things, a high performance work culture and capital improvements while increasing its sales volume and sales of higher margin products.

Work Culture. The Company continues its development of a high performance work culture. Through extensive training and individual development efforts, the Company will further reinforce its basic values of employee improvement, teamwork, and increased individual accountability. During fiscal 2000 the Company undertook a major project designed to improve operating efficiencies and effectiveness. A key objective of the project is the implementation of operational enhancements to provide the realization of long-term cost efficiencies. Through this project the Company is attempting to effect change designed to enhance its operating environment and the management objectives of its personnel. The project is expected to be completed early in the second quarter of fiscal 2001. The Company believes that the workforce, through this program, will have a positive impact in achieving operational and productivity improvement goals which are designed to insure a low cost producer status.

In fiscal 1999, the United Steelworkers of America Local 9121 (the “Union”) ratified a Company- proposed seven year labor agreement. Although the previous bargaining agreement was not to expire for another three years, the Company recommended the new agreement to the Union to address several issues concerning its high performance work culture. First, team-based productivity plans were changed to increase the reward to employees for greater productivity. Second, a progressive pay structure was put in place that rewards employees with increased pay for developing additional skills and competencies relevant to the Company’s operations. Finally, improvements were made to the retirement program and vacation benefits packages to help the Company retain experienced personnel.

Capital Improvements. In fiscal 2000 the Company completed a two year program of capital projects designed to increase billet production to supply a greater share of the billet requirements of the Tennessee Facility as well as any future Louisiana rolling mill growth. In fiscal 2000, the Company produced 577,000 tons of billets and, despite reduced operations at its rolling mill, produced 481,000 tons of finished product. The Company has substantially completed its long-term program to increase melting capacity and, given current market conditions, intends for its capital programs over the next twelve months to be directed towards maintenance programs which are expected to require approximately $2 million.

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

Operating Capacity. The Company’s operating strategy continues to focus on expanding production to improve cost. In fiscal 2000, despite a reduced mode of operations caused by imported steel, the Tennessee Facility produced 183,000 tons. The total annual capacity of the plant is estimated at 225,000 tons depending on the product mix.

The Tennessee Facility produces merchant bar and bar shape and has the ability to produce rebar. Bar shape products have historically higher profit margins than rebar and the shapes produced complement and enhance the Louisiana Facility’s existing range of products.

Capital Improvements. The Company has committed approximately $5 to $6 million on capital projects with long lead times and these are expected to be installed in fiscal 2001. In addition, the Company intends to spend $1 to $2 million on maintenance capital expenditures. The Company continues to look at long term capital spending needs that will benefit production while reducing costs.

C.	Shipments

The Company plans to improve operating results by improving the mix of high margin products shipped. Additionally, shipments should increase, over the years, as the Company expands its vendor managed inventory (VMI) program, utilizes more extensively its distribution system, and targets various end-user customer groups.

D.	Acquisition Program and Tax Benefits

The Company may, from time to time, seek vertical, horizontal or other strategic acquisitions. Attractive candidates may include ferrous and non-ferrous metal production and/or recycling operations which provide the opportunity to accelerate growth while complementing or expanding current operations. In addition, entities that the Company believes create synergistic relationships or other opportunities are potential candidates.

The Company will seek to maximize and accelerate its utilization of net operating loss carryforwards to offset taxable earnings achieved through efficiency improvements, cost savings and acquisitions. As of September 30, 2000, the Company had approximately $130 million of net operating loss carryforwards which could be used to offset taxable earnings, including the earnings of acquired entities.

Since the estimated operating cost savings from the Company’s expected operating efficiencies and planned capital improvements are based upon a number of assumptions, estimated operating cost savings are not necessarily indicative of the expected financial performance since increases in the cost of raw materials and other conversion costs may offset any operating cost savings to cause actual results to vary significantly. Although the Company believes its assumptions with respect to its planned capital expenditure program to be reasonable, there can be no assurance that the estimated production cost savings of the Company’s capital expenditure program will actually be achieved or sufficient demand for structural steel products will exist for the additional capacity.

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

     Merchant Bar Shapes. The Tennessee Facility’s location accessible to the Mississippi River waterway system, as well as the Company’s stocking locations in three additional regions of the country, provide access to large markets in the Appalachian states, and the Eastern, Midwestern, upper Midwestern, Mid-Atlantic, and Central portions of the United States. Competitors in the region are Ameristeel Corporation, Structural Metals, Inc., Nucor Corporation, Birmingham Steel Corporation, Roanoke Electric, North Star Steel Co., and Marion Steel.

     Rebar. The Tennessee Facility may produce rebar in varying quantities depending on economic and market trends. The Tennessee Facility’s main competitor would be Ameristeel Corporation in Knoxville, Tennessee. Ameristeel Corporation, however, fabricates a large portion of its rebar in competition with independent fabricators who would be the target customers of the Tennessee Facility. Independent fabricators opting not to buy from a competitor may create a significant niche for the Tennessee Facility’s rebar. Other competitors include SMI/Cayce Steel, Birmingham Steel Corporation, Nucor Corporation, and Co-Steel.

     Foreign steel producers historically have not competed significantly with the Company in the domestic market for merchant bar and light structural shape sales due to higher freight costs relative to end product prices. However, in fiscal 2000 and 1999, the Company experienced significant competition from foreign producers adversely impacting both price and shipment volumes. Continued market pressures created by the oversupply due to imports for a sustained period of time may have an adverse impact on the Company’s financial position.

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

     The Company has a program of buying directly from local steel scrap dealers for cash. Through this program, the Company has procured approximately 22% of its steel scrap at prices lower than those of large steel scrap dealers. The Company has also installed an automobile shredder and scrap processing facility at a site adjacent to the Louisiana Facility to produce shredded steel scrap and cut grades, two of several types used by the Company. The scrap processing division began operating the automobile shredder in late fiscal 1995 and commenced scrap processing in late fiscal 1998. During fiscal 2000, 30% of the Company’s total steel scrap requirements were met by this operation. The Company expects to expand these scrap processing operations.

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

Energy

     The Company’s manufacturing process at the Louisiana Facility consumes large volumes of electrical energy and natural gas. The Company purchases its electrical service needs from a local utility pursuant to a contract originally executed in 1980 and extended in 1995 for a six year period. The contract is automatically extended on a rolling six month basis until either party notifies the other of its intent to change. The Company receives discounted peak power rates in return for the utility’s right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and, in prior years, have had negligible impact on operations; however, the Louisiana Facility experienced an unusual number and duration of power curtailments in fiscal 1998 and 1999 due to generating and transmission failures at the local utility.

     The Louisiana Facility’s contract with the local utility contains a fuel adjustment clause which allows the utility company to pass on to its customers any increases in price paid for the various fuels used in generating electrical power and other increases in operating costs. This fuel adjustment applies to all of the utility’s consumers. The Company experienced high fuel cost adjustment in the past four years and, in the fourth quarter of fiscal 2000, the Company experienced a significant increase in the fuel adjustment cost due to high cost of natural gas used by the utility in generating electrical power. The Company believes that its electrical energy rates at the Louisiana Facility during this period have not been competitive in the domestic minimill steel industry. To a lesser extent, the Louisiana Facility consumes quantities of natural gas via two separate pipelines serving the facility. The Company purchases its natural gas on a month-to-month basis from a variety of suppliers. In the latter part of fiscal 2000, the cost of natural gas increased dramatically. Historically, the Louisiana Facility has been adequately supplied with electricity and natural gas and does not anticipate any significant curtailments in its operations resulting from energy shortages. However, the high cost of natural gas is expected to continue into fiscal 2001 having a significant adverse impact on conversion costs.

     The Tennessee Facility’s manufacturing process consumes both electricity and natural gas. The Tennessee Facility purchases its electricity from a local utility. Historically, the local utility has had one of the lowest power rates in the country, however, in fiscal 1999 and 2000, the Company experienced higher power costs under its power contract. In 1995, the Company negotiated a ten year contract at a favorable rate with the local utility and has no reason to believe that a similar contract will not be renewed with similar terms. The Harriman, Tennessee area is served by only one gas pipeline. Natural gas cost increased significantly at the end of fiscal 2000. Currently, the Tennessee Facility does not have a direct interconnect with this pipeline so all gas for the plant must be purchased through a Local Distribution Company (“LDC”). Thus, the Company must pay the wellhead price plus transportation charges and the LDC mark up. The Company believes this premium adds approximately $1 per ton to the Tennessee Facility’s cost structure. (This is not an uncommon arrangement throughout the industry.)

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

     The Resource Conservation and Recovery Act regulates, among other plant operations, the management of emission dust from electric arc furnaces. The Company currently collects the dust resulting from its melting operation through an emissions control system and recycles it through an approved high temperature metals recovery firm. The dust management costs were approximately $.9 million in fiscal 2000 and $1.1 million in each of fiscal 1999 and 1998.

     TVSC, the prior owners of the Tennessee Facility, entered into a Consent Agreement and Order (“the TVSC Consent Order”) with the Tennessee Department of Environment and Conservation under its voluntary clean-up program. The Company, in acquiring the assets of TVSC, entered into a Consent Agreement and Order (“the Bayou Steel Consent Order”) with the Tennessee Department of Environment and Conservation, which is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessment which are components of a required, structured investigative, remedial, and assessment process. As of September 30, 2000, investigative, remedial, and risk assessment activities have resulted in expenditures of approximately $1.4 million with an estimated $0.5 million remaining to complete the remediation.

     In fiscal 1999, the Louisiana Facility became certified to the ISO 14001 management standard. The ISO 14001 standard for environmental management is a voluntary management system whereby companies undergo rigorous independent audits to meet some of the world’s strictest standards. The Company is the first United States minimill to receive the ISO 14001 certification.

     The Company believes it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance is not expected to have a material adverse effect on the Company’s competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. As of September 30, 2000 and 1999, the Company has accrued management’s best estimate with respect to loss contingencies for certain environmental matters.

     The Company’s future expenditures for installation of environmental control facilities are difficult to predict. Environmental legislation, regulations and related administrative policies are continuously modified. Environmental issues are also subject to differing interpretations by the regulated community, the regulating authorities and the courts. Consequently, it is difficult to forecast expenditures needed to comply with future regulations. Therefore, at this time, the Company cannot estimate those costs associated with compliance and the effect of the upcoming regulations will have on the Company’s competitive position, operations, or financial condition. In fiscal 2000, the Company spent approximately $ 0.3 million on various environmental capital projects. In fiscal 2001, the Company intends to have minimal spending on environmental capital projects. There can be no assurance that material environmental liabilities will not be incurred by the Company in the future or that future compliance with environmental laws (whether those currently in effect or enacted in the future) will not require additional expenditures by the Company or require changes to the Company’s current operations, any of which could have a material adverse effect on the Company’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees

     As of September 30, 2000, the Company had 580 employees, 148 of whom were salaried office, supervisory and sales personnel, and 432 were hourly employees. Approximately 425 are covered by labor contracts. The Company believes its relations with employees to be good.

Item 2. Properties

Properties

     The Company’s principal operating properties are listed in the table below. The Company believes that its properties and warehouse facilities are suitable and adequate to meet its needs. In order to improve customer service beyond current levels or to distribute additional capacity improvements, additional warehouse space would be needed of the Louisiana Facility.

Location	Property
LaPlace, Louisiana	Approximately 287 acres of land, including a shredder, melt shop, rolling mill, related equipment, a 75,000 square foot warehouse, and dock facilities situated on state-leased water bottom in the Mississippi River under a 45-year lease with 37 years remaining.

Harriman, Tennessee	Approximately 198 acres of land, 175,000 square feet of steel mill buildings, including a melt shop (which the Company does not intend to use), a 39,600 square foot warehouse, a rolling mill, and related equipment.

Chicago, Illinois	Approximately 7 acres of land, a dock on the Calumet River, and buildings, including a 100,000 square foot warehouse.

Tulsa, Oklahoma	63,500 square foot warehouse facility with a dock on the Arkansas River system. Located on land under a long-term lease. The original term of the lease is from April 1, 1989 through March 31, 1999; the Company is in the first of two 10-year renewal options through March 31, 2019.

Pittsburgh, Pennsylvania	253,200 square foot leased warehouse facility with a dock on the Ohio River. The amended term of the lease was from October 15, 1998 to October 31, 2007; the Company has two 5-year renewal options through October 31, 2017.

Louden County, Tennessee	Approximately 25 acres of undeveloped land along the Tennessee River, available for future use as a stocking location.

Item 3. Legal Proceedings

Legal Proceedings

     The Company is not involved in any pending legal proceedings which involve claims for damages exceeding 10% of its current assets. The Company is not a party to any material pending litigation which, if decided adversely, would have a significant impact on the business, income, assets, or operation of the Company, and the Company is not aware of any material threatened litigation which might involve the Company. See also “—Environmental Matters” and “—Safety and Health Matters,” included elsewhere herein and the Footnotes to the Company’s Consolidated Financial Statements included in its 2000 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended September 30, 2000.

PART II

Item 5. Market for Registrant’s Class A Common Stock and Related Stockholder Matters

Market Information and Stock Price

     The Class A Common Stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol BYX. The approximate number of stockholders of record on November 22, 2000 was 347. In addition, there are approximately 3,006 shareholders whose stock is held in street name. The stock has been trading since July 27, 1988. The closing price per share on October 31, 2000 was $1.25. The following tables set forth the high and low sales prices for the periods indicated.

	Sales Price Per Share
	Fiscal Year 2000		Fiscal Year 1999
	High	Low	High	Low
October-December	$4.000	$3.063	$5.313	$2.625
January-March	3.688	2.688	4.563	2.688
April-June	2.875	2.000	4.125	3.250
July-September	2.437	1.438	4.125	3.250

     There is no public trading market for the Class B Common Stock and the Class C Common Stock.

Dividends

     The Company’s ability to pay dividends to Class A Common Stock stockholders is subject to restrictive covenants under the Indenture pursuant to which the Company’s First Mortgage Notes due 2008 (the “Notes”) were issued, and the Company’s line of credit. See “Note 6 of the Consolidated Financial Statements” included in the Company’s 2000 Annual Report.

Item 6. Selected Financial Data

     Set forth below is selected consolidated financial information for the Company.

SELECTED FINANCIAL INFORMATION
(dollars in thousands)

	As of and For Years Ended September 30,
	2000	1999	1998	1997	1996
INCOME STATEMENT DATA:
Net Sales	$ 202,498	$ 206,373	$ 253,881	$ 232,161	$ 204,426
Cost of Sales	191,608	180,797	213,732	209,930	188,453

Gross Margin	10,890	25,576	40,149	22,231	15,973
Selling, General and Administrative	7,051	7,155	6,219	6,311	6,273
Strike/Corporate Campaign Expenses	—	—	—	3,323	1,768

Operating Profit	3,839	18,421	33,930	12,597	7,932
Interest Expense	(11,388)	(11,036)	(9,229)	(8,962)	(8,635)
Interest Income	1,501	1,437	1,251	12	147
Miscellaneous	471	528	(1,300)	187	871

Income Before Income Tax and Extraordinary Item	(5,577)	9,350	24,652	3,834	315
Provision (Benefit) for Income Tax	—	3,273	(10,954)	50	—

Income Before Extraordinary Item	(5,577)	6,077	35,606	3,784	315
Extraordinary Item	—	—	(5,507)	—	—

Net Income	$ (5,577)	$ 6,077	$ 30,099 (1)	$ 3,784 (1)	$ 315 (1)

BALANCE SHEET DATA:
Working Capital	$ 98,107	$ 106,321	$ 106,626	$ 61,683	$ 69,090
Total Assets	243,259	248,550	249,778	196,465	199,272
Total Debt	119,127	119,013	118,899	83,540	85,142
Preferred Stock	—	—	—	13,089	10,489
Common Stockholders’ Equity	$ 96,090	$ 103,417	$ 97,340	$ 71,512	$ 70,382

(1)	In fiscal 1996, 1997, and 1998 income (loss) applicable to common shares after dividends accrued and accretion on preferred stock and a loss on the redemption of the preferred stock in 1998 was ($2.3), $1.2, and $25.8 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The requirements to satisfy this item are incorporated by reference to the “Management’s Discussion and Analysis” section of the Company’s 2000 Annual Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to certain market risks that are inherent in financial instruments arising from transactions that are entered into in the normal course of business. The Company does not enter into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes but is subject to interest rate risk on its long- term fixed interest rate first mortgage notes. The revolving credit facility has a variable interest rate which reduces the potential exposure of interest rate risk. The fair market value of debt with a fixed interest rate generally will increase as interest rates fall given consistency in all other factors. Conversely, the fair market value of debt will decrease as interest rates rise.

     The Company maintains $120 million of first mortgage notes which accrue interest at 9.5% per annum and mature in 2008. There are no scheduled principal payments under the notes prior to the maturity date. However, all or some of the notes may be redeemed at a premium after May 15, 2003. The fair value of the notes on September 30, 2000 was approximately $92 million.

Item 8. Financial Statements and Supplementary Data

     The financial statement and supplementary data information required by this item are incorporated by reference to the “Consolidated Financial Statements” and “Footnotes to Consolidated Financial Statements” sections of the Company’s 2000 Annual Report.

Item 9. Disagreements on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers

     Information regarding Directors and Executive Officers is incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     Information regarding executive compensation is incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 12. Ownership of Certain Beneficial Owners and Management

     Information regarding the beneficial ownership of the Company’s common stock as of October 31, 2000 by certain beneficial owners and management is incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Financial Statements

     The Consolidated Financial Statements are incorporated herein by reference to the Company’s 2000 Annual Report to Stockholders and the Accountant’s Report relating to the Consolidated Financial Statements and Notes thereto.

(2) Financial Statement Schedules

Auditor’s Report Relating to Schedule Schedule II Valuation and Qualifying Accounts for the three years in the period ended September 30, 2000

     Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements submitted.

(3) Exhibits

Number	Exhibit
3.1	Third Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1996).
3.2	Restated By-laws of the Company (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).
4.1	Specimen Certificate for Class A Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).
4.2	Indenture (including form of First Mortgage Note and Subsidiary Guarantee between each recourse subsidiary of the Company and the Trustee), dated May 22, 1998, between the Company, Bayou Steel Corporation (Tennessee) (“BSCT”), River Road Realty Corporation (“RRRC”) and Bank One (formerly First National Bank of Commerce), as trustee (the “Trustee”) (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).
4.3	Mortgage and Collateral Assignment of Leases granted by the Company and RRRC to the Trustee, dated as of May 22, 1998 (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).
4.4	Security Agreement, dated May 22, 1998, between the Company and the Trustee (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).
4.5	Security Agreement, dated May 22, 1998, between RRRC and the Trustee (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).
4.6	Intercreditor Agreement, dated as of May 22, 1998, between the Trustee and The Chase Manhattan Bank, as agent under the Amended and Restated Credit Agreement (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).
4.7	Credit Agreement dated as of June 28, 1989, as amended and restated through May 22, 1998, among the Company, the lenders named therein, and The Chase Manhattan Bank, as agent (formerly, Chemical Bank) (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).
4.8	Security Agreement dated as of June 28, 1989, as amended and restated through May 22, 1998, among the Company, the lenders named in the Credit Agreement, and The Chase Manhattan Bank, as agent.
4.9	Form of Release of Federal Income Tax Ownership and Agreement between the Trustee and the Company, Voest-Alpine A.G. and Howard M. Meyers (incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).

4.10	Stock Purchase Agreement dated August 28, 1986, between BSAC and the purchasers of the Company’s Class A Common Stock and Preferred Stock (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).
4.11	Stock Purchase Agreement dated August 28, 1986, between BSAC and RSR, the sole purchaser of the Company’s Class B Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-22603)).
4.12	Stock Purchase Agreement dated August 28, 1986, between BSAC and Allen & Company, Incorporated (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-22603)).
4.13	Amendment No. 1 to the Preferred Stock and Warrant Purchase Agreement, dated as of June 13, 1995, by and between the Company and Rice Partners II, L.P. (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1996 (No. 33-22603)).
4.14	Shareholder Agreement, dated as of June 13, 1995, by and among the Company, Bayou Steel Properties Limited, Howard M. Meyers and Rice Partners II, L.P. (incorporated herein by reference to Form 8-K dated June 20, 1995 (No. 33-22603)).
4.15	Subsidiary Guarantee, dated as of May 22, 1998, between BSCT, RRRC and The Chase Manhattan Bank (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (No. 33-22603)).
4.16	Exchange and Registration Rights Agreement, dated May 22, 1998, among the Company, BSCT, RRRC, Chase Securities, Inc., BT Alex. Brown Incorporated and Paine Webber Incorporated (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).
4.17	Second Amendment to the Restated Credit Agreement dated May 22, 1998, among the Company, the Lenders named therein, and the Chase Manhattan Bank, as Agent.
10.1	Employment Letter dated July 26, 1988, between Howard M. Meyers and the Company (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).
10.2	Warehouse (Stocking Location) Leases.
(i)	Restated lease agreement dated October 15, 1998 between the Company and Leetsdale Industrial II, Leetsdale, Pennsylvania, and the First Amendment thereto dated October 15, 1998.
(ii)	Catoosa, Oklahoma (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989).
10.3	Incentive Compensation Plan for Key Employees dated March 3, 1988 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1991).
10.4	1991 Employees’ Stock Option Plan dated April 18, 1991 with technical amendments (incorporated herein by reference to Post-Effective Amendment No. 4 to Registration Statement on Form S-1 (No. 33-10745)).
10.5	Pension Plan for Bargained Employees and the Employees Retirement Plan (incorporated herein by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-1 (No. 33-10745)).
10.6	Asset Purchase Agreement, dated as of January 30, 1995, among Tennessee Valley Steel Corporation, TV Acquisition Corp., Bayou Steel Corporation, BT Commercial Corporation and NationsBank N.A. (Carolinas) (incorporated herein by reference to Form 8-K dated March 8, 1995 (No. 33-22603)).
10.7	Labor Agreement between the Company and the United Steelworkers of America AFL-CIO-CIC, dated October 18, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (No. 33-22603)).
10.8	Labor Agreement between BSCT and the United Steelworkers of America AFL-CIO, dated May 17, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (No. 33-22603)).
13.1	Annual Report filed with this report.

(b) Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the fourth quarter of fiscal year 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYOU STEEL CORPORATION By: /s/ HOWARD M. MEYERS —————————————— Howard M. Meyers Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

Signature		Title	Date
/s/	HOWARD M. MEYERS —————————— Howard M. Meyers	Chairman of the Board, Chief Executive Officer and Director	December 5, 2000

/s/	JERRY M. PITTS —————————— Jerry M. Pitts	President, Chief Operating Officer and Director	December 5, 2000

/s/	RICHARD J. GONZALEZ —————————— Richard J. Gonzalez	Vice President, Chief Financial Officer, Treasurer and Secretary	December 5, 2000

/s/	LAWRENCE E. GOLUB —————————— Lawrence E. Golub	Director	December 5, 2000

/s/	MELVYN N. KLEIN —————————— Melvyn N. Klein	Director	December 5, 2000

/s/	ALBERT P. LOSPINOSO —————————— Albert P. Lospinoso	Director	December 5, 2000

/s/	STANLEY S. SHUMAN —————————— Stanley S. Shuman	Director	December 5, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders ofBayou
Steel Corporation

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements as of September 30, 2000 and 1999 and for each of the three years in the period ended September 30, 2000 included in Bayou Steel Corporation’s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 16, 2000. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule of valuation and qualifying accounts for the years ended September 30, 2000, 1999, and 1998 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New Orleans, Louisiana November 16, 2000

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

Description	Balance at Beginning of Period	Additions Charged to Expenses	Other(1)	Balance at end of Period
September 30, 2000
Allowance for doubtful accounts	$551,101	$(29,482)	$ —	$521,619

September 30, 1999
Allowance for doubtful accounts	$773,984	$(211,212)	$(11,671)	$551,101

September 30, 1998
Allowance for doubtful accounts	$500,459	$ 268,626	$ 4,899	$773,984

(1)	(Write-offs)/recoveries of uncollectible accounts.