Form 10-Q
period 2000-12-31
BAYOU STEEL CORP
filed 2001-02-13
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                         SECURITIES EXCHANGE ACT OF 1934


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

       Class                             Shares Outstanding at December 31, 2000

Class A Common Stock, $.01 par value                  10,619,380
Class B Common Stock, $.01 par value                   2,271,127
Class C Common Stock, $.01 par value                         100
                                                      ----------
                                                      12,890,607

                             BAYOU STEEL CORPORATION

                                      INDEX



                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number

         Item 1. Financial Statements

                 Consolidated Balance Sheets -- December 31, 2000 and
                  September 30, 2000                                          3

                 Consolidated Statements of  Operations -- Three
                  Months Ended December 31, 2000 and 1999                     5

                 Consolidated Statements of Cash  Flows -- Three Months
                  Ended December 31, 2000 and 1999                            6

                 Notes to Consolidated Financial  Statements                  7

                 Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                11

                          Results of Operations                               11

                          Liquidity and Capital Resources                     13

PART II. OTHER INFORMATION

         Item 6.  Exhibits and reports on Form 8-K                            14

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                             BAYOU STEEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                (Unaudited)      (Audited)
                                                                December 31,    September 30,
                                                                 2000              2000
                                                              -------------    -------------
     CURRENT ASSETS:

        Cash                                                  $   8,104,741    $  17,446,189
        Receivables, net of allowance for doubtful accounts      16,276,741       22,531,235
        Inventories                                              73,343,041       79,083,257
        Deferred income taxes and other                           7,781,921        7,087,954
                                                              -------------    -------------

              Total current assets                              105,506,444      126,148,635
                                                              -------------    -------------


     PROPERTY, PLANT AND EQUIPMENT:

        Land                                                      3,790,399        3,790,399
        Machinery and equipment                                 156,275,270      153,361,698
        Plant and office building                                24,876,420       24,876,420
                                                              -------------    -------------
                                                                184,942,089      182,028,517
        Less-Accumulated depreciation                           (71,110,092)     (69,510,501)
                                                              -------------    -------------

              Net property, plant and equipment                 113,831,997      112,518,016
                                                              -------------    -------------

     DEFERRED INCOME TAXES                                        2,058,887        2,058,887
     OTHER ASSETS                                                 2,464,915        2,533,510
                                                              -------------    -------------

              Total assets                                    $ 223,862,243    $ 243,259,048
                                                              =============    =============



  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   (Unaudited)   (Audited)
                                                                   December 31,  September 30,
                                                                      2000          2000
                                                                  ------------   ------------
     CURRENT LIABILITIES:

        Accounts payable                                          $ 12,362,007   $ 19,581,353
        Interest payable                                             1,425,000      4,275,000
        Accrued liabilities                                          3,480,744      4,185,550
                                                                  ------------   ------------

              Total current liabilities                             17,267,751     28,041,903
                                                                  ------------   ------------

     LONG-TERM DEBT                                                119,155,893    119,127,333
                                                                  ------------   ------------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:

        Common stock, $.01 par value -
           Class A:  24,271,127 authorized and 10,619,380
                     outstanding shares                                106,194        106,194
           Class B:  4,302,347 authorized and 2,271,127
                     outstanding shares                                 22,711         22,711
           Class C:  100 authorized and outstanding shares                   1              1
                                                                  ------------   ------------

              Total common stock                                       128,906        128,906

        Paid-in capital                                             46,045,224     46,045,224
        Retained earnings                                           41,264,469     49,915,682
                                                                  ------------   ------------

              Total common stockholders' equity                     87,438,599     96,089,812
                                                                  ------------   ------------

              Total liabilities and common stockholders' equity   $223,862,243   $243,259,048
                                                                  ============   ============



  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                       December 31,
                                                  2000            1999
                                              ------------    ------------

     NET SALES                                $ 34,902,904    $ 52,386,622

     COST OF SALES                              39,384,705      47,051,929
                                              ------------    ------------

     GROSS MARGIN                               (4,481,801)      5,334,693

     SELLING, GENERAL AND ADMINISTRATIVE         1,655,157       1,815,594
                                              ------------    ------------

     OPERATING INCOME (LOSS)                    (6,136,958)      3,519,099
                                              ------------    ------------

     OTHER INCOME (EXPENSE):
      Interest expense                          (2,841,122)     (2,850,000)
      Interest income                              205,272         356,710
      Miscellaneous                                121,595          64,654
                                              ------------    ------------

                                                (2,514,255)     (2,428,636)
                                              ------------    ------------

     INCOME (LOSS) BEFORE INCOME TAX            (8,651,213)      1,090,463

     PROVISION FOR INCOME TAX                         --           381,662
                                              ------------    ------------

     NET INCOME (LOSS)                        $ (8,651,213)   $    708,801
                                              ============    ============

     WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING:
           Basic                                12,890,607      12,890,607
           Diluted                              12,890,607      13,713,029

     NET INCOME (LOSS) PER COMMON SHARE:
           Basic                              $       (.67)   $        .05
                                              ============    ============
           Diluted                            $       (.67)   $        .05
                                              ============    ============



  The accompanying notes are an integral part of these consolidated statements.
                                     Page 5

                             BAYOU STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                  December 31,
                                                                              2000            1999
                                                                          ------------    ------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                 $ (8,651,213)   $    708,801
        Depreciation                                                         1,808,016       2,254,832
        Amortization                                                           119,655         119,654
        Provision for lower of cost or market inventory reserve              1,050,000            --
        Provision for losses on accounts receivable                             35,889          44,937
        Deferred income taxes                                                     --           285,662

        Changes in working capital:
           Decrease (increase) in receivables                                6,218,605        (573,597)
           Decrease in inventories                                           4,690,216         661,908
           (Increase) in other assets                                         (716,467)       (770,545)
           (Decrease) in accounts payable                                   (7,219,346)     (1,662,599)
           (Decrease) in interest payable
            and accrued liabilities                                         (3,554,806)     (3,015,159)
                                                                          ------------    ------------
              Net cash (used in) operations                                 (6,219,451)     (1,946,106)
                                                                          ------------    ------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property, plant and equipment                          (3,121,997)     (2,268,880)
                                                                          ------------    ------------

     NET DECREASE IN CASH                                                   (9,341,448)     (4,214,986)

     CASH, beginning balance                                                17,446,189      31,091,309
                                                                          ------------    ------------

     CASH, ending balance                                                 $  8,104,741    $ 26,876,323
                                                                          ============    ============


     SUPPLEMENTAL CASH FLOW DISCLOSURE
       Cash paid during the period for:
           Interest                                                       $  5,700,000    $  5,700,000
           Income taxes                                                   $       --      $     96,000



  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)


1)   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of December 31, 2000 are based on last-in, first-out ("LIFO") estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 2000.

     The accompanying consolidated financial statements include the accounts of Bayou Steel Corporation and its wholly-owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. The results for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2001.

     The Company currently utilizes the accrue in advance method of accounting for periodic planned major maintenance activities (plant turnaround cost). As is typical in the industry, certain major maintenance items require the shutdown of an entire facility or a significant portion of a facility to perform periodic overhauls and refurbishment activities necessary to sustain production. The Company accrues a liability for the estimated amount of these planned shutdowns. As of December 31, 2000 and September 30, 2000, $.3 million was included in accrued liabilities in the accompanying consolidated balance sheets related to planned future plant turnaround cost.

2)   INVENTORIES

     Inventories consist of the following:

                                         (Unaudited)                (Audited)
                                        December 31,              September 30,
                                            2000                      2000
                                       ------------               ------------
     Steel scrap                       $  3,461,245               $  3,549,668
     Billets                              9,902,352                 13,237,357
     Finished product                    47,607,968                 51,174,618
     LIFO adjustments                     2,168,407                    592,655
                                       ------------               ------------
                                         63,139,972                 68,554,298
     Operating supplies                  10,203,069                 10,528,959
                                       ------------               ------------
                                       $ 73,343,041               $ 79,083,257
                                       ============               ============

     During the three months ended December 31, 2000, the Company recorded an approximately $1 million lower of LIFO cost or market reserve. As of December 31, 2000 and September 30, 2000, $3.9 million and $2.9 million, respectively, of such reserves are included as reductions of finished product inventory.

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

4)   SHORT-TERM BORROWING ARRANGEMENT

     The Company maintains a $40 million line of credit agreement, secured by accounts receivable and inventories used for general corporate purposes. No amounts have been drawn under the line of credit since it was established in 1998. As a result of the losses in the current quarter, at December 31, 2000 the Company was in technical default of a financial ratio covenant of the agreement. Under present market conditions, no change in the technical default is anticipated over the next several quarters. The event of default does not impact any debt covenants under the Company's first mortgage notes. Subsequent to quarter end, the Company received a waiver of the covenant in technical default from its lending institutions. The waiver provides relief through April 15, 2001 and limits the amount available to $10 million. The Company believes that alternative financing is available and it intends to have an arrangement in place by April 15, 2001 to restore the $40 million of borrowing capacity. Based on current negotiations, the Company believes that it will be able to arrange a line of credit with a similar amount available at substantially the same interest terms and less restrictive financial covenants. The Company believes that its currently available cash and the effective management of its other working capital resources will provide the necessary liquidity to meet its short term operating needs. However, there can be no assurances that the Company will not require funding under a line of credit nor that the Company will be successful in its current negotiations to secure alternative financing prior to April 15, 2001.

5)   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the "guarantor subsidiaries"), which are wholly-owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the first mortgage notes on a joint and several basis. The indenture governing the first mortgage notes provides certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company. The following are condensed consolidating balance sheets as of December 31, 2000 and September 30, 2000 and condensed consolidating statements of operations and cash flows for the three months ending December 31, 2000 and 1999 (in thousands).

Condensed Balance Sheets                                                         December 31, 2000 (Unaudited)
------------------------                                          -------------------------------------------------------------
                                                                                 Guarantor
                                                                  Parent        Subsidiaries     Eliminations      Consolidated
                                                                  ------        ------------     ------------      ------------

     Current assets ...................................          $116,101          $21,018          $(31,613)          $105,506
     Property and equipment, net ......................            89,304           24,528              --              113,832
     Other noncurrent assets ..........................            15,739              201           (11,416)             4,524
                                                                 --------          -------          --------           --------
        Total assets ..................................          $221,144          $45,747          $(43,029)          $223,862
                                                                 ========          =======          ========           ========

     Current liabilities ..............................          $ 14,549          $34,331          $(31,613)          $ 17,267
     Long-term debt ...................................           119,156             --                --              119,156
     Equity ...........................................            87,439           11,416           (11,416)            87,439
                                                                 --------          -------          --------           --------
        Total liabilities and equity ..................          $221,144          $45,747          $(43,029)          $223,862
                                                                 ========          =======          ========           ========

                                                                                     September 30, 2000
                                                               --------------------------------------------------------------
                                                                               Guarantor
                                                               Parent         Subsidiaries     Eliminations      Consolidated
                                                               -------        ------------     ------------      ------------

     Current assets ...................................        $131,085         $  26,121        $(31,057)          $126,149
     Property and equipment, net ......................          89,653            22,865            --              112,518
     Other noncurrent assets ..........................          19,224               209         (14,841)             4,592
                                                               --------         ---------        --------           --------
        Total assets ..................................        $239,962         $  49,195        $(45,898)          $243,259
                                                               ========         =========        ========           ========

     Current liabilities ..............................        $ 24,745         $  34,354        $(31,057)          $ 28,042
     Long-term debt ...................................         119,127              --              --              119,127
     Equity ...........................................          96,090            14,841         (14,841)            96,090
                                                               --------         ---------        --------           --------
        Total liabilities and equity ..................        $239,962         $  49,195        $(45,898)          $243,259
                                                               ========         =========        ========           ========

Condensed Statements of Operations                                   Three Months Ended December 31, 2000  (Unaudited)
----------------------------------                             --------------------------------------------------------------
                                                                               Guarantor
                                                                Parent        Subsidiaries     Eliminations      Consolidated
                                                               --------       ------------     ------------      ------------
     Net sales ........................................        $ 29,577         $   9,552        $(4,226)           $ 34,903
     Cost of sales and administrative expense .........         (32,530)          (12,736)         4,226             (41,040)
                                                               --------         ---------        -------            --------
        Operating loss ................................          (2,953)           (3,184)          --                (6,137)
     Interest and other income (expense) ..............          (5,698)             (241)         3,425              (2,514)
                                                               --------         ---------        -------            --------
        Net loss ......................................        $ (8,651)        $  (3,425)       $ 3,425            $ (8,651)
                                                               ========         =========        =======            ========

                                                                      Three Months Ended December 31, 1999  (Unaudited)
                                                               ---------------------------------------------------------------
                                                                               Guarantor
                                                                Parent        Subsidiaries     Eliminations      Consolidated
                                                               --------       ------------     ------------      ------------
     Net sales ........................................        $ 44,171         $ 11,291         $(3,075)           $ 52,387
     Cost of sales and administrative expense .........         (40,651)         (11,291)          3,075             (48,867)
                                                               --------         --------         -------            --------
        Operating income ..............................           3,520             --              --                 3,520
     Interest and other income (expense) ..............          (2,429)            (225)            225              (2,429)
                                                               --------         --------         -------            --------
     Income (loss) before income tax ..................           1,091             (225)            225               1,091
     Provision for income tax .........................            (382)            --              --                  (382)
                                                               --------         --------         -------            --------
        Net income (loss) .............................        $    709         $   (225)        $   225            $    709
                                                               ========         ========         =======            ========

Condensed Statements of Cash Flows                                    Three Months Ended December 31, 2000  (Unaudited)
----------------------------------                             ------------------------------------------------------------------
                                                                               Guarantor
                                                                Parent        Subsidiaries     Eliminations      Consolidated
                                                               --------       ------------     ------------      ------------
Cash flows from operating activities:
   Net loss............................................        $ (8,651)        $ (3,425)        $ 3,425            $ (8,651)
   Noncash items.......................................           1,706            1,308          --                   3,014
   Equity in losses of subsidiaries....................           3,425           --              (3,425)             --
   Changes in working capital..........................          (4,606)           4,024          --                    (582)
                                                               --------         --------         -------            --------
     Net cash from operating activities................          (8,126)           1,907          --                  (6,219)
                                                               --------         --------         -------            --------

Cash flows from investing activities:
   Purchases of property and equipment.................          (1,215)          (1,907)         --                  (3,122)
                                                               --------         --------         -------            --------

   Net change in cash..................................          (9,341)          --              --                  (9,341)
Cash, beginning of period..............................          17,446           --              --                  17,446
                                                               --------         --------         -------            --------
Cash, end of period....................................        $  8,105         $ --             $--                $  8,105
                                                               ========         ========         =======            ========

                                                                    Three Months Ended December 31, 1999  (Unaudited)
                                                             ------------------------------------------------------------------
                                                                                 Guarantor
                                                              Parent            Subsidiaries     Eliminations      Consolidated
                                                             --------           ------------     ------------      ------------
Cash flows from operating activities:
   Net income (loss) ..................................      $    709            $(225)           $ 225            $    709
   Noncash items ......................................         2,345              360             --                 2,705
   Equity in losses of subsidiaries ...................           225             --               (225)               --
   Changes in working capital .........................        (5,759)             399             --                (5,360)
                                                             --------            -----            -----            --------
     Net cash from operating activities ...............        (2,480)             534             --                (1,946)
                                                             --------            -----            -----            --------
Cash flows from investing activities:
   Purchases of property and equipment ................        (1,735)            (534)            --                (2,269)
                                                             --------            -----            -----            --------
   Net change in cash .................................        (4,215)            --               --                (4,215)
Cash, beginning of period .............................        31,091             --               --                31,091
                                                             --------            -----            -----            --------
Cash, end of period ...................................      $ 26,876              $--              $--            $ 26,876
                                                             ========            =====            =====            ========

6)   INCOME TAXES

     As of December 31, 2000, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $130 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2020 although most expire by fiscal 2011. The Company maintains a valuation allowance on a portion of its NOLs and fully reserved any future benefits that may be derived from the loss reported in the current quarter. Deferred income tax expense of $0.4 million was recognized in the first fiscal quarter of 2000 reflecting the utilization of a portion of the Company's available NOLs to cover estimated taxable income.

7)   PREFERRED STOCK AND WARRANT

     The Company issued 15,000 shares of redeemable preferred stock and a warrant to purchase six percent of its Class A Common Stock (or 822,422 shares) at a nominal amount. In connection with a refinancing transaction in fiscal 1998, the preferred stock was redeemed and, in a private transaction in the fourth quarter of fiscal 2000, the warrant was redeemed and canceled for $1.75 million.

8)   COMMITMENTS AND CONTINGENCIES

     The Company is subject to various federal, state, and local laws and regulations concerning the discharge of contaminants that may be emitted into the air, discharged into waterways, and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, it could be potentially responsible for the remediation of contamination associated with such a release.

     Tennessee Valley Steel Corporation ("TVSC") , the prior owners of the assets of Bayou Steel Corporation (Tennessee), entered into a Consent Agreement and Order (the "TVSC Consent Order") with the Tennessee Department of Environment and Conservation under its voluntary clean up program. The Company, in acquiring the assets of TVSC, entered into a Consent Agreement and Order (the "Bayou Steel Consent Order") with the Tennessee Department of Environment and Conservation. The Bayou Steel Consent Order is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial, and assessment process. As of December 31, 2000, investigative, remedial, and risk assessment activities resulted in cumulative expenditures of approximately $1.4 million and a liability of approximately $0.5 million is recorded as of December 31, 2000 to complete the remediation. At this time, the Company does not expect the cost or resolution of the TVSC Consent Order to exceed its recorded obligation.

     As of December 31, 2000, the Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance is not expected to have a material adverse effect on the Company's competitive position, or results of operations, and financial condition, or cause a material increase in currently anticipated capital expenditures. As of December 31, 2000, the Company has accrued its best estimate with respect to loss contingencies for certain environmental matters. It is reasonably possible that the Company's recorded estimates of its obligations may change in the near term.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report on Form 10-K as of and for the year ended September 30, 2000.

RESULTS OF OPERATIONS

     The Company reported a loss from operations of $6.1 million in the first quarter of fiscal 2001 compared to operating income of $3.5 million in the same period of fiscal 2000. The $9.6 million change was due primarily to commercial issues. First, a decrease in metal margin (the difference between the cost of the raw material steel scrap and the selling price of the finished product) reduced margins by $3.2 million. Second, a 25% reduction in shipments reduced margins by an additional $2.7 million. Third, 102% and 50% increases in the cost of natural gas and power, respectively, were largely responsible for an increase in operating cost of $2.7 million. Additionally, a write down of inventory produced by the Tennessee operations to the current depressed selling price resulted in a noncash charge of $1 million.

             The following table sets forth shipment and sales data.

                                                         Three Months Ended
                                                           December 31,
                                                        2000         1999
                                                      --------     --------
              Net Sales (in thousands)                $ 34,903     $ 52,387
              Shipment Tons                            121,500      161,554
              Average Selling Price Per Ton           $    283     $    318

A.   Sales

     Net sales for the quarter decreased by 33% on a 25% decrease in shipments and an 11% decrease in the average selling price compared to the first quarter of fiscal 2000. Shipment volumes were low due to an unprecedented level of imports adversely impacting the domestic steel market. The Company began to realize the financial impact of foreign dumped steel in the fourth fiscal quarter of last year when shipments sharply declined and the average selling price decreased over 11% from the immediate preceding quarter to a then seven-year low. Market conditions continued to worsen in the first quarter of fiscal 2001 as the average selling price was eroded by an additional 4% and shipments fell 20% or 30,000 tons from those of the fourth quarter of fiscal 2000. Steel service centers, the Company's primary customers, reacted to the availability of inexpensive imports by accelerating purchases thereby increasing inventories to record high levels. Accordingly, shipments have been and are expected to continue to be low until the service centers work through their high inventory levels. The severe weather in the northeast and midwest in December adversely impacted shipments from the Company's stocking locations. A slowing economy could further affect demand.

     To manage its own inventory levels, the Company continues production in reduced modes of operation at each of its facilities and a two-week shutdown was taken at its Louisiana facility during the first quarter. These measures have been successful in reducing inventories over 25,000 tons during the quarter and generating almost $5 million of positive cash flow despite the depressed shipment volume. Subsequent to quarter end, certain significant competitors have announced price changes that are expected to improve the average selling price by $3 to $5 per ton for a significant portion of the Company's product line. These changes are expected to occur in the latter part of the second fiscal quarter given that the increases are supported by the marketplace.

B.   Cost of Goods Sold

     Cost of goods sold exceeded sales for the quarter compared to 90% of sales for the prior year period. This situation is a result of erosion of the metal margin during the quarter, an increase in operating cost, and a low shipment volume. The metal margin decrease reduced operating margins by $3.2 million during the first fiscal quarter of 2001 compared to the same quarter last year while operating cost increased by $2.7 million, largely as a result of price increases in power and natural gas and an increase in fixed cost per ton resulting from the reduced level of operations.

     Scrap is used in the Company's melting operations in Louisiana and is a significant component of the cost of billets utilized by its rolling mills. Scrap cost during the first quarter decreased $16 per ton compared to the same period of last year which partially offset the $35 per ton decrease in selling prices. Generally and over periods of time, the average selling price of finished product trends with scrap prices. The Company expects that in its second quarter, scrap prices will remain approximately the same as December. Any future increases will adversely impact metal margin and may minimize any potential favorable impact of future selling price improvements.

     The Company has been able to control the availability and the cost of scrap to some degree by producing its own shredded and cut grade scrap through its scrap processing division. This division, coupled with its local scrap purchasing program, supplied over 50% of the Company's scrap requirements during the quarter.

     Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into finished product. Conversion cost per ton for the Louisiana operations increased by 13% in the first quarter of fiscal 2001 compared to the same period last year. The impact of the extraordinary increase in the price of power and natural gas was compounded by an increase in fixed cost per ton caused by the reduced mode of operations. In the fourth fiscal quarter of last year, the Company undertook a major project designed to improve operating efficiencies and effectiveness in addition to implementing immediate cost control strategies. These initiatives are presently being completed and the impact is beginning to be realized. During the quarter the rolling mill and shipping areas in Louisiana experienced significant improvements in productivity rates as well as decreases in total labor, materials, and supplies.

     The Tennessee rolling mill experienced a 36% increase in conversion cost with natural gas prices being the single largest driver. Compounding the impact of natural gas prices was a decrease in production that increased fixed cost per ton and an increase in maintenance spending on certain equipment. The higher prices for power and natural gas are expected to continue for the near-term. The Company continues to critically evaluate the cost effectiveness of its operating assets, their mode of operation and the impact on inventories and cost, and the general business environment in which each facility operates.

C.   Selling, General and Administrative Expense

     Selling, general and administrative expense in the first fiscal quarter decreased by 9% compared to the same period of last year. The change is due to cost reduction programs initiated over the last six months.

D.   Income Taxes

     In fiscal 1998, the Company recorded an adjustment to its net deferred tax asset valuation allowance and subsequently has provided for income taxes at the 35% statutory tax rate, although its cash tax requirement was limited to the 2% alternative minimum tax because of its net operating loss position. As of December 31, 2000, the Company has $8.1 million of recorded net deferred tax assets. No tax benefit was recognized related to the Company's first quarter operating loss. The Company periodically assesses the carrying value of its net deferred tax asset utilizing many factors, including changing market conditions. Such assessments may result in positive or negative adjustments to the deferred tax asset valuation allowance in the future that would ultimately affect the results of operations.

E.   Net Income

     Net income decreased $9.4 million in the first quarter compared to the first quarter of last year due primarily to a reduced metal margin, increased conversion cost, decreased shipments, and the inventory write down in Tennessee. Based on current market conditions, the Company would expect to incur a similar loss in the second quarter of fiscal 2001 as incurred in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

A.   Operating Cash Flow

     As of December 31, 2000, the Company had $8.1 million of cash investments and no borrowings under its line of credit. In the first quarter of fiscal 2001, $6.2 million was used in operations compared to $1.9 million in the first quarter of last year. At December 31, 2000, current assets exceeded current liabilities by a ratio of 6.11 to 1.00 while working capital decreased by $10 million to $88.2 million during the current quarter.

B.   Capital Expenditures

     Capital expenditures totaled $3.1 million in the first quarter of fiscal 2001 compared to $2.3 million in the same period last year. The spending relates to projects in which the funds were committed in the prior year and to current period capital maintenance programs. With the exception of remaining commitments of approximately $3.2 million, capital spending over the next several quarters will be for maintenance items which should approximate $0.5 million per quarter.

C.   Financing

     Due to the losses in the current quarter, the Company was in technical default of a financial ratio covenant under its $40 million line of credit as of December 31, 2000. There are no borrowings under the line of credit which is secured by the $90 million in receivables and inventory. Under present market conditions, it does not anticipate any changes in the technical default over the next several quarters. The event of default does not impact any debt covenants under the Company's first mortgage notes. Subsequent to quarter end, the Company received a waiver of the covenant in technical default from its lending institutions. The waiver provides relief through April 15, 2001 and limits the amount available to $10 million. Alternative financing has been identified and the Company intends to have an arrangement in place by April 15, 2001 to restore the $40 million of borrowing capacity. Based upon current negotiations, the Company believes that it will be able to arrange a line of credit with a similar amount available at substantially the same interest terms and less restrictive financial covenants thereby restoring its high liquidity level. The Company believes that its currently available cash and the effective management of its other working capital resources will provide the necessary liquidity to meet the its short term operating needs. However, there can be no assurances that the Company will not require funding under a line of credit nor that the Company will be successful in its current negotiations to secure alternative financing prior to April 15, 2001.

OTHER COMMENTS

Forward-Looking Information, Inflation and Other

     This document contains various "forward-looking" statements which represent the Company's expectation or belief concerning future events. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: changes in the price of supplies, power, natural gas, or purchased billets; changes in the selling price of the Company's finished products or the purchase price of steel scrap; changes in demand due to imports or a general economic downturn; cost overruns or start-up problems with capital expenditures; weather conditions in the market area of the finished product distribution; unplanned equipment outages; realization of cost benefits from internal operations enhancements initiatives; projections concerning future financial performance; the Company's ability to secure a revolving line of credit; and changing laws affecting labor, employee benefit costs and environmental and other governmental regulations.

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

                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None were filed during the first quarter of fiscal 2001.

          (b)  Reports on Form 8-K

               None were filed during the first quarter of fiscal 2001.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYOU STEEL CORPORATION



By   /s/ Richard J. Gonzalez
     ----------------------------------------
     Richard J. Gonzalez
     Vice President, Chief Financial Officer,
     Treasurer, and Secretary


Date:    February 13, 2001