Form 10-Q
period 2001-03-31
BAYOU STEEL CORP
filed 2001-05-08
CIK 807877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001 OR
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 33-22603

BAYOU STEEL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	72-1125783 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2001
Class A Common Stock, $.01 par value	10,619,380
Class B Common Stock, $.01 par value	2,271,127
Class C Common Stock, $.01 par value	100

12,890,607

BAYOU STEEL CORPORATION

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets — March 31, 2001 and
		September 30, 2000	3

		Consolidated Statements of Operations — Three
		and Six Months Ended March 31, 2001 and 2000	5

		Consolidated Statements of Cash Flows — Six Months
		Ended March 31, 2001 and 2000	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations

		Results of Operations	11

		Liquidity and Capital Resources	14

PART II.	OTHER INFORMATION

	Item 4.	Submission of matters to a vote of security holders	15

	Item 6.	Exhibits and reports on Form 8-K	15

Page 2

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAYOU STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2001	(Audited) September 30, 2000
CURRENT ASSETS:

Cash	$ 7,232,950	$ 17,446,189
Receivables, net of allowance for doubtful accounts	20,873,212	22,531,235
Inventories	64,892,468	79,083,257
Deferred income taxes and other	7,933,476	7,087,954

Total current assets	100,932,106	126,148,635

PROPERTY, PLANT AND EQUIPMENT:

Land	3,790,399	3,790,399
Machinery and equipment	158,358,798	153,361,698
Plant and office building	24,937,114	24,876,420

	187,086,311	182,028,517
Less-Accumulated depreciation	(72,978,048)	(69,510,501)

Net property, plant and equipment	114,108,263	112,518,016

DEFERRED INCOME TAXES	2,058,887	2,058,887
OTHER ASSETS	2,622,765	2,533,510

Total assets	$ 219,722,021	$ 243,259,048

The accompanying notes are an integral part of these consolidated statements. Page 3

BAYOU STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) March 31, 2001	(Audited) September 30, 2000
CURRENT LIABILITIES:

Accounts payable	$ 14,505,064	$ 19,581,353
Interest payable	4,275,000	4,275,000
Accrued liabilities	4,868,159	4,185,550

Total current liabilities	23,648,223	28,041,903

LONG-TERM DEBT	119,184,453	119,127,333

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value -
Class A: 24,271,127 authorized and 10,619,380
outstanding shares	106,194	106,194
Class B: 4,302,347 authorized and 2,271,127
outstanding shares	22,711	22,711
Class C: 100 authorized and outstanding shares	1	1

Total common stock	128,906	128,906

Paid-in capital	46,045,224	46,045,224
Retained earnings	30,715,215	49,915,682

Total common stockholders’ equity	76,889,345	96,089,812

Total liabilities and common stockholders’ equity	$219,722,021	$243,259,048

The accompanying notes are an integral part of these consolidated statements. Page 4

BAYOU STEEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000

NET SALES	$ 38,670,829	$ 55,466,736	$ 73,573,733	$ 107,853,358
COST OF SALES	44,931,638	51,206,379	84,316,343	98,258,308

GROSS MARGIN	(6,260,809)	4,260,357	(10,742,610)	9,595,050
SELLING, GENERAL AND
ADMINISTRATIVE	1,668,237	1,786,453	3,323,394	3,602,047

OPERATING INCOME (LOSS)	(7,929,046)	2,473,904	(14,066,004)	5,993,003

OTHER INCOME (EXPENSE):
Interest expense	(2,850,000)	(2,847,210)	(5,691,122)	(5,697,210)
Interest income	124,780	428,208	330,052	784,918
Miscellaneous	105,012	102,472	226,607	167,126

	(2,620,208)	(2,316,530)	(5,134,463)	(4,745,166)

INCOME (LOSS) BEFORE
INCOME TAX	(10,549,254)	157,374	(19,200,467)	1,247,837
PROVISION FOR
INCOME TAX	—	55,080	—	436,742

NET INCOME (LOSS)	$(10,549,254)	$ 102,294	$(19,200,467)	$ 811,095

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	12,890,607	12,890,607	12,890,607	12,890,607
Diluted	12,890,607	13,713,029	12,890,607	13,713,029

NET INCOME (LOSS) PER
COMMON SHARE:
Basic	$ (.82)	$ .01	$ (1.49)	$ .06

Diluted	$ (.82)	$ .01	$ (1.49)	$ .06

The accompanying notes are an integral part of these consolidated statements. Page 5

BAYOU STEEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,200,467)	$ 811,095
Depreciation	3,970,034	4,623,385
Amortization	245,996	239,309
Provision for lower of cost or market inventory reserve	1,050,000	—
Provision for (reduction in) losses on accounts receivable	(96,013)	97,755
Deferred income taxes	—	340,742

Changes in working capital:
Decrease (increase) in receivables	1,754,036	(3,780,847)
Decrease (increase) in inventories	13,140,789	(5,444,948)
(Increase) in prepaid expenses	(845,522)	(1,050,610)
(Decrease) in accounts payable	(5,076,289)	(1,982,407)
Increase in interest payable
and accrued liabilities	682,609	1,457,169

Net cash (used in) operations	(4,374,827)	(4,689,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,560,281)	(3,805,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue and other costs	(278,131)	—

NET (DECREASE) IN CASH	(10,213,239)	(8,495,240)

CASH, beginning balance	17,446,189	31,091,309

CASH, ending balance	$ 7,232,950	$ 22,596,069

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest (net of amount capitalized)	$ 5,691,122	$ 5,697,210
Income taxes	$ —	$ 96,000

The accompanying notes are an integral part of these consolidated statements. Page 6

BAYOU STEEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001 (Unaudited)

1)	BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of March 31, 2001 are based on last-in, first-out (“LIFO”) estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 2000.

     The accompanying consolidated financial statements include the accounts of Bayou Steel Corporation and its wholly-owned subsidiaries (the “Company”) after elimination of all significant intercompany accounts and transactions. The results for the six months ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2001.

     The Company currently utilizes the accrue in advance method of accounting for periodic planned major maintenance activities (plant turnaround cost). As is typical in the industry, certain major maintenance items require the shutdown of an entire facility or a significant portion of a facility to perform periodic overhauls and refurbishment activities necessary to sustain production. The Company accrues a liability for the estimated amount of these planned shutdowns. As of March 31, 2001 and September 30, 2000, $0.8 million and $0.3 million, respectively, was included in accrued liabilities in the accompanying consolidated balance sheets related to planned future plant turnaround cost.

2)	INVENTORIES

Inventories consist of the following:

	(Unaudited) March 31, 2001	(Audited) September 30, 2000
Steel scrap	$ 1,341,373	$ 3,549,668
Billets	8,174,105	13,237,357
Finished product	43,279,708	51,174,618
LIFO adjustments	1,211,253	592,655

	54,006,439	68,554,298
Operating supplies	10,886,029	10,528,959

	$64,892,468	$79,083,257

     During the three months ended December 31, 2000, the Company recorded approximately $1 million in lower of LIFO cost or market reserves. As of March 31, 2001 and September 30, 2000, $3.9 million and $2.9 million, respectively, of such reserves are included as reductions of finished product inventory.

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

     As of March 31, 2001, the Company maintained a line of credit agreement with an original amount available of $40 million, secured by accounts receivable and inventories, and used for general corporate purposes. No amounts have been drawn under the line of credit since it was established in 1998. As a result of recent financial losses, as of December 31, 2000, the Company was in technical default of a financial ratio covenant of the agreement and, in the second fiscal quarter, received a waiver of this default. The event of default does not impact any debt covenants under the Company’s first mortgage notes. The waiver provided relief through April 15, 2001 and limited the amount available to $10 million.

     Subsequent to March 31, 2001, the Company entered into a new line of credit agreement with another lender. The terms of the agreement call for available borrowings up to $50 million, including outstanding letters of credit, using a borrowing base of accounts receivable and inventory. Based on the borrowing base criteria, the net amount available at inception of the agreement was $40 million. The agreement has a term of five years, is secured by accounts receivable and inventory and bears interest at the London Interbank Borrowing Rate plus a percentage based on excess availability under the agreement ranging from 2% to 2.5%. The terms of the agreement require the Company to maintain a minimum net worth, as defined, when excess availability is less than $20 million. As of May 8, 2001, there were no borrowings under the agreement.

5)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the “guarantor subsidiaries”), which are wholly-owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the first mortgage notes on a joint and several basis. The indenture governing the first mortgage notes provides certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company. The following are condensed consolidating balance sheets as of March 31, 2001 and September 30, 2000 and condensed consolidating statements of operations for the three months and six months ended March 31, 2001 and 2000 and condensed consolidating statements of cash flows for the six months ended March 31, 2001 and 2000 (in thousands).

Condensed Balance Sheets

	March 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$115,306	$22,167	$(36,541)	$100,932
Property and equipment, net	88,034	26,074	—	114,108
Other noncurrent assets	13,268	195	(8,781)	4,682

Total assets	$216,608	$48,436	$(45,322)	$219,722

Current liabilities	$ 20,534	$39,655	$(36,541)	$ 23,648
Long-term debt	119,185	—	—	119,185
Equity	76,889	8,781	(8,781)	76,889

Total liabilities and equity	$216,608	$48,436	$(45,322)	$219,722

Page 8

	September 30, 2000
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$131,085	$26,121	$(31,057)	$126,149
Property and equipment, net	89,653	22,865	—	112,518
Other noncurrent assets	19,224	209	(14,841)	4,592

Total assets	$239,962	$49,195	$(45,898)	$243,259

Current liabilities	$ 24,745	$34,354	$(31,057)	$ 28,042
Long-term debt	119,127	—	—	119,127
Equity	96,090	14,841	(14,841)	96,090

Total liabilities and equity	$239,962	$49,195	$(45,898)	$243,259

Condensed Statements of Operations	Three Months Ended March 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 32,945	$ 9,418	$(3,692)	$ 38,671
Cost of sales and administrative expense	(38,440)	(11,852)	3,692	(46,600)

Operating loss	(5,495)	(2,434)	—	(7,929)
Interest and other income (expense)	(5,054)	(200)	2,634	(2,620)

Net loss	$(10,549)	$(2,634)	$ 2,634	$(10,549)

	Three Months Ended March 31, 2000 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 42,478	$ 13,816	$(827)	$ 55,467
Cost of sales and administrative expense	(40,173)	(13,647)	827	(52,993)

Operating income	2,305	169	—	2,474
Interest and other income (expense)	(2,148)	(190)	21	(2,317)

Income (loss) before income tax	157	(21)	21	157
Provision for income tax	(55)	—	—	(55)

Net income (loss)	$ 102	$ (21)	$ 21	$ 102

	Six Months Ended March 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 62,522	$ 18,970	$(7,918)	$ 73,574
Cost of sales and administrative expense	(70,969)	(24,589)	7,918	(87,640)

Operating loss	(8,447)	(5,619)	—	(14,066)
Interest and other income (expense)	(10,753)	(440)	6,059	(5,134)

Net loss	$(19,200)	$(6,059)	$ 6,059	$(19,200)

	Six Months Ended March 31, 2000 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 83,573	$ 25,107	$(827)	$ 107,853
Cost of sales and administrative expense	(77,743)	(24,944)	827	(101,860)

Operating income	5,830	163	—	5,993
Interest and other income (expense)	(4,582)	(408)	245	(4,745)

Income (loss) before income tax	1,248	(245)	245	1,248
Provision for income tax	(437)	—	—	(437)

Net income (loss)	$ 811	$ (245)	$ 245	$ 811

Page 9

Condensed Statements of Cash Flows	Six Months Ended March 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(19,200)	$(6,059)	$ 6,059	$(19,200)
Noncash items	3,587	1,583	—	5,170
Equity in losses of subsidiaries	6,059	—	(6,059)	—
Changes in working capital	1,427	8,228	—	9,655

Net cash from operating activities	(8,127)	3,752	—	(4,375)

Cash flows from investing activities:
Purchases of property and equipment	(1,808)	(3,752)	—	(5,560)

Cash flows from financing activities:
Debt issue cost	(278)	—	—	(278)

Net change in cash	(10,213)	—	—	(10,213)
Cash, beginning of period	17,446	—	—	17,446

Cash, end of period	$ 7,233	$ —	$ —	$ 7,233

	Six Months Ended March 31, 2000 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$ 811	$(245)	$ 245	$ 811
Noncash items	4,533	768	—	5,301
Equity in losses of subsidiaries	245	—	(245)	—
Changes in working capital	(10,965)	164	—	(10,801)

Net cash from operating activities	(5,376)	687	—	(4,689)

Cash flows from investing activities:
Purchases of property and equipment	(3,119)	(687)	—	(3,806)

Net change in cash	(8,495)	—	—	(8,495)
Cash, beginning of period	31,091	—	—	31,091

Cash, end of period	$ 22,596	$ —	$ —	$ 22,596

6)	INCOME TAXES

     As of March 31, 2001, for tax purposes, the Company had net operating loss carryforwards (“NOLs”) of approximately $130 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2020 although most expire by fiscal 2011. The Company maintains a valuation allowance on a portion of its NOLs and fully reserved any future benefits that may be derived from the loss reported in the current year. Deferred income tax expense of $55,000 and $437,000 was recognized in the second quarter and the first six months of fiscal 2000, respectively, reflecting the utilization of a portion of the Company’s available NOLs to cover estimated taxable income.

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

     Tennessee Valley Steel Corporation (“TVSC”), the prior owners of the assets of Bayou Steel Corporation (Tennessee), entered into a Consent Agreement and Order (the “TVSC Consent Order”) with the Tennessee Department of Environment and Conservation under its voluntary clean up program. The Company, in acquiring the assets of TVSC, entered into a Consent Agreement and Order (the “Bayou Steel Consent Order”) with the Tennessee Department of Environment and Conservation. The Bayou Steel Consent Order is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial, and assessment process. As of March 31, 2001, investigative, remedial, and risk assessment activities resulted in cumulative expenditures of approximately $1.4 million and a liability of approximately $0.5 million is recorded as of March 31, 2001 to complete the remediation. At this time, the Company does not expect the cost or resolution of the TVSC Consent Order to exceed its recorded obligation.

     As of March 31, 2001, the Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance is not expected to have a material adverse effect on the Company’s competitive position, or results of operations, and financial condition, or cause a material increase in currently anticipated capital expenditures. As of March 31, 2001, the Company has accrued its best estimate with respect to loss contingencies for certain environmental matters. It is reasonably possible that the Company’s recorded estimates of its obligations may change in the near term.

     As of March 31, 2001, the Company has commitments to purchase a portion of the natural gas utilized in its production process at various fixed prices over the next twelve months. Under the terms of the agreement the Company is obligated to pay $2 million to purchase approximately 25% of its natural gas requirement under the take or pay agreement.

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

RESULTS OF OPERATIONS

     The Company reported a loss from operations of $7.9 million in the second quarter of fiscal 2001 compared to operating income of $2.5 million in the same period of fiscal 2000. The $10.4 million change was due primarily to commercial issues. First, a decrease in metal margin (the difference between the average selling price and the net scrap cost) reduced margins by $4.8 million. Second, a 16% reduction in shipments reduced margins by an additional $1.6 million. Third, a 160% and a 130% increase in the purchase price of natural gas and power, respectively, was largely responsible for an increase in operating cost of $4.1 million. These increases were partially offset by a 23% decrease in the net scrap cost.

     For the first six months of fiscal 2001, the Company reported a loss from operation of $14.1 million compared to operating income of $6.0 million in the same period of fiscal 2000. The $20.1 million change was due to a $30 per ton, or $7.8 million, decrease in metal margin, a 20% decrease in shipments, and an increase in conversion cost due to fuel price increases. Impacting the operating results for the six-month period is a $1 million noncash write down of inventory produced by the Tennessee operations taken in the first quarter of fiscal 2001 due to the depressed selling prices realized in the beginning of the second fiscal quarter.

The following table sets forth shipment and sales data.

	Three Months Ended March 31,
	2001	2000
Net Sales (in thousands)	$ 38,671	$ 55,467
Shipment Tons	139,059	164,607
Average Selling Price Per Ton	$ 276	$ 333

	Six Months Ended March 31,
	2001	2000
Net Sales (in thousands)	$ 73,574	$107,853
Shipment Tons	260,559	326,160
Average Selling Price Per Ton	$ 278	$ 326

A. Sales

     Net sales for the quarter decreased by 30% on a 16% and a 17% decrease in shipments and the average selling price, respectively, compared to the second quarter of fiscal 2000. Shipment volumes and selling prices were low due to an unprecedented level of imports adversely impacting the domestic steel market. The Company began to realize the financial impact of foreign dumped steel in the fourth quarter of fiscal 2000 when shipments sharply declined and the average selling price decreased over 11% from the immediate preceding quarter to a then seven-year low. Market conditions continued to worsen into fiscal 2001 as the average selling price was further eroded and shipments continued to slide. The average selling price rebounded during the latter part of the second quarter of fiscal 2001 and, at the end of the quarter, prices were up 5% from the year to date low experienced in January 2001. Entering the second quarter of fiscal 2001, the Company’s primary customers, steel service centers, had record high inventory levels. Accordingly, shipments have been and are expected to continue to be low until the service centers work through their high inventory levels. Exacerbating the situation is a slowdown in manufacturing and construction spending reducing the end user demand to some extent.

     Net sales for the six-month period decreased by 32% on a 20% and a 15% decrease in shipments and the average selling price, respectively, compared to the first six months of fiscal 2000. The significant decreases are the result of the market factors noted above. A price increase announced during the second quarter improved the average selling price at the end of the quarter. However, there are no pending price increases and the inventory overhang and economic slowdown in certain end user markets indicate that, in the near-term, selling prices and shipments will remain at low levels.

     The Company continues to promote its state of the art Vendor Managed Inventory — Electronic Data Interchange system (EDI/VMI). The Company believes that this program will result in additional business within the next few quarters.

B. Cost of Goods Sold

     Cost of goods sold exceeded sales for the quarter and six months ended March 31, 2001 and was approximately 92% of sales in each of the same periods last year. This situation is a result of erosion of the metal margin and an increase in operating cost. The metal margin decrease reduced operating margins by $4.8 million for the quarter and $7.8 million for the first six months of fiscal 2001 compared to the same periods in the prior year. Operating cost increased by $4.1 million and $6.8 million compared to the prior year respective periods largely as a result of the price increase in power and natural gas and an increase in the fixed cost per ton resulting from the reduced level of operations. Cost of goods sold for the first six months of fiscal 2000 was partially offset by the proceeds from a lawsuit.

     Scrap is used in the Company’s melting operations in Louisiana and is a significant component of the cost of billets utilized by its rolling mills. Net scrap cost decreased 23% and 19% for the quarter and six month periods ended March 31, 2001, respectively, compared to the same periods of last year. While this had a favorable impact on cost of goods sold and, therefore operating margin, the per ton decrease in the average selling prices over the same respective periods exceeded the reduction in scrap cost per ton, unfavorably impacting the operating margin. The Company expects that over the remainder of fiscal 2001 the scrap market will experience some softening as demand at domestic mills will remain low reflecting the corresponding low finished goods shipment levels anticipated. Accordingly, scrap prices are expected to decrease slightly in the second half of the fiscal year.

     The Company has been able to control the availability and the cost of scrap to some degree by producing its own shredded and cut grade scrap through its scrap processing division. This division, coupled with its local scrap purchasing program, supplied over 50% of the Company’s scrap requirements during the first six months of fiscal 2001.

     Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Louisiana operations increased by 27% for the quarter and 20% for the first six month period compared to the respective periods of last year. The impact of the highly unusual increase in the price of power and natural gas was compounded by an increase in fixed cost per ton caused by the reduced mode of operations. In the fourth fiscal quarter of last year, the Company undertook a major project designed to improve operating efficiencies and effectiveness in addition to implementing immediate cost control strategies. The impact of these initiatives along with the impact of an aggressive cost control strategy are presently being realized but the impact is far less than the unfavorable increase in cost due to the increase in fuel prices. During the current fiscal quarter, the Company realized several significant cost control and operational enhancements. First, record high productivity was realized in the Louisiana melting operations. Second, compared to the second quarter of fiscal 2000, the Company realized a nearly $500,000 improvement in the cost of additives, alloys, and fluxes utilized in its melting operations through a combination of consumption and price savings. Third, aggregate fixed cost at the operations in Louisiana decreased $1.3 million or 18% and $3.4 million or 25% over the respective three and six month periods ended March 31, 2000. Excluding the fuel component, variable cost per ton in the melting operations decreased 12% and 5%, respectively, when compared to the three and six month periods ended March 31, 2000; this saved approximately $0.4 in the second quarter.

     The Tennessee rolling mill experienced a 43% and 41% increase in conversion cost for the quarter and six month periods, respectively. Compounding the impact of natural gas prices was a decrease in production that increased fixed cost per ton and an increase in maintenance spending on certain equipment. In the third fiscal quarter, the Company will install new capital equipment that is expected to significantly decrease the maintenance spending as well as down time related to such spending. In addition, it is anticipated that the new capital will improve production reliability, favorably impacting shipments as more customers can reliably order products based on production schedules. Fixed costs have improved by $0.3 million over the second fiscal quarter of last year as a result of aggressive cost control measures.

     The higher prices for power and natural gas are expected to continue for the near-term. Based on the current quarter cost for electricity and natural gas and the Company’s estimated consumption for the next twelve months, a one percent change in each component would impact annualized earnings by approximately $150,000 and $100,000, respectively. The Company continues to critically evaluate the cost effectiveness of continued operation of certain operating assets, their mode of operation and the impact on inventories and cost, and the general business environment in which each facility operates. Such analysis includes produce versus buy decisions for the semifinished product billets in light of skyrocketing fuel cost.

C. Selling, General and Administrative Expense

     Selling, general and administrative expense decreased for the quarter and six months ended March 31, 2001 by 7% and 8%, respectively, compared to the prior year periods as a result of cost reduction programs designed to minimize spending and reduce overhead cost.

D. Income Taxes

     In fiscal 1998, the Company recorded an adjustment to its net deferred tax asset valuation allowance and, subsequently, provides for income taxes at the 35% statutory tax rate, although its cash tax requirement is limited to the 2% alternative minimum tax because of its available net operating loss tax benefits. As of
March 31, 2001, the Company has $8.1 million of recorded net deferred tax assets. No tax benefit was recognized related to the Company’s current year operating loss. The Company periodically assesses the carrying value of its net deferred tax asset utilizing many factors, including changing market conditions. Such assessments may result in positive or negative adjustments to the deferred tax asset valuation allowance in the future that would ultimately affect the results of operations.

E. Net Income

     Net income decreased $10.7 million and $20 million in the second quarter and first six months of fiscal 2001 compared to fiscal 2000 due primarily to a reduced metal margin, increased conversion cost, decreased shipments, and for the six-month period, the write down of inventory in Tennessee. Based on current market conditions, the Company expects to incur a loss in the second half of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

A. Operating Cash Flow

     As of March 31, 2001, the Company had $7.2 million of cash investments and no borrowings under its line of credit. In the first six months of fiscal 2001, $4.4 million was used in operations compared to $4.7 million in the comparable period last year. Despite the significant decrease in net income between the two periods, cash consumed by operations was similar due to a significant reduction in inventories during the quarter as excess inventories were worked down to levels commensurate with expected shipment volumes.

B. Capital Expenditures

     Capital expenditures totaled $5.6 million in the first six months of fiscal 2001 compared to $3.8 million in the same period last year. The spending relates to projects in which the funds were committed in the prior year and to current period maintenance capital programs. With the exception of remaining commitments of approximately $2 million, capital spending over the next several quarters will be for maintenance items which should approximate $0.5 million per quarter.

C. Financing

     As a result of recent financial losses, as of December 31, 2000, the Company was in technical default of a financial ratio covenant under its then existing $40 million line of credit facility, and, in the second fiscal quarter, received a waiver of this default. The event of default did not impact any debt covenants under the Company’s first mortgage notes and no amounts have been drawn under this facility since it was established in 1998. The waiver provided relief through April 15, 2001 and limited the amount available to $10 million.

     Subsequent to March 31, 2001, the Company entered into a new line of credit agreement with another lender. The terms of the agreement call for available borrowings up to $50 million, including outstanding letters of credit, using a borrowing base of accounts receivable and inventory. Based on the borrowing base criteria, the net amount available at inception of the agreement was $ 40 million. The agreement has a term of five years, is secured by accounts receivable and inventory, and bears interest at the London Interbank Borrowing Rate plus a percentage based on excess availability under the agreement ranging from 2% to 2.5%. The terms of the agreement require the Company to maintain a minimum net worth, as defined, when excess availability is less than $20 million. As of May 8, 2001, there were no borrowings under the agreement. As a result of the replacement of the previous revolving credit facility, the Company expects to write off $0.2 of unamortized deferred financing cost in its third fiscal quarter.

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

     The Company is subject to increases in the cost of energy, supplies, salaries and benefits, additives, alloys and steel scrap due to inflation. Finished product prices are influenced by supply, which varies with steel mill capacity and utilization, import levels, and market demand.

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

The Annual Meeting of Shareholders of the Company was held on February 22, 2001, at which the following matters were brought before and voted upon by the shareholders:

1.	The election of two (2) Class A and four (4) Class B Directors, each to serve until the next annual meeting of stockholders. The following Class A (total number of shares outstanding 10,619,380) and Class B (total number of shares outstanding 2,271,127) Director nominees received the following number of votes cast:

Class A	For	Withheld
Lawrence E. Golub	9,293,417	539,644
Stanley S. Shuman	9,293,417	539,644

Class B	For	Withheld
Melvyn N. Klein	2,271,127	0
Albert P. Lospinoso	2,271,127	0
Howard M. Meyers	2,271,127	0
Jerry M. Pitts	2,271,127	0

2.	Ratification of the appointment of Arthur Andersen LLP as auditors of the Company for the fiscal year ending September 30, 2001. The total Class A , Class B and Class C shares outstanding were 12,890,607. Considering the 9,776,208 shares of Class A Common Stock voted in favor of the proposal (each with one vote per share), the 2,271,127 shares of Class B Common Stock voted in favor of the proposal (each with 7.0137953 votes per share), and 100 shares of Class C Common Stock abstained, the proposal received 99.8% of the voting power present or represented at the meeting. The detail of the vote is as follows:

For	Against	Abstain
25,705,247	53,223	3,810

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.1	Loan and Security Agreement dated April 18, 2001 among the Company and Congress Financial Corporation (Southwest).

(b)	Reports on Form 8-K

None were filed during the second quarter of fiscal 2001.

Page 15

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By	/s/ Richard J. Gonzalez
Richard J. Gonzalez Vice President, Chief Financial Officer, Treasurer, and Secretary

Date: May 8, 2001 Page 16

INDEX TO EXHIBITS AND SCHEDULES

Exhibit A	Information Certificate

Exhibit B	Form of Guaranty

Exhibit C	Form of Jones, Walker, Legal Opinion

Exhibit D	Form of Bass, Berry & Sims PLC Legal Opinion

Exhibit E	Chase Manhattan Bank NA Payoff Letter

Schedule 7.3	Consignment Arrangements

Schedule 8.4	Existing Liens

Schedule 8.9	Environmental

Schedule 8.10	Bank Accounts

Schedule 9.9	Existing Indebtedness

Schedule 9.10	Existing Revolving Loans, Advances and
Guarantees