Form 10-Q
period 2001-06-30
BAYOU STEEL CORP
filed 2001-07-31
CIK 807877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001
OR
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 33-22603

BAYOU STEEL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	72-1125783 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2001
Class A Common Stock, $.01 par value	10,619,380
Class B Common Stock, $.01 par value	2,271,127
Class C Common Stock, $.01 par value	100

12,890,607

BAYOU STEEL CORPORATION

INDEX

Page 2

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAYOU STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2001	(Audited) September 30, 2000
CURRENT ASSETS:

Cash	$ —	$ 17,446,189
Receivables, net of allowance for doubtful accounts	19,336,257	22,531,235
Inventories	64,360,228	79,083,257
Deferred income taxes and other	7,557,709	7,087,954

Total current assets	91,254,194	126,148,635

PROPERTY, PLANT AND EQUIPMENT:

Land	3,790,399	3,790,399
Machinery and equipment	159,597,764	153,361,698
Plant and office building	24,937,114	24,876,420

	188,325,277	182,028,517
Less-Accumulated depreciation	(74,527,165)	(69,510,501)

Net property, plant and equipment	113,798,112	112,518,016

DEFERRED INCOME TAXES	2,058,887	2,058,887
OTHER ASSETS	2,649,468	2,533,510

Total assets	$ 209,760,661	$ 243,259,048

The accompanying notes are an integral part of these consolidated statements. Page 3

BAYOU STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) June 30, 2001	(Audited) September 30, 2000
CURRENT LIABILITIES:

Accounts payable	$ 14,806,824	$ 19,581,353
Interest payable	1,425,000	4,275,000
Accrued liabilities	4,890,830	4,185,550

Total current liabilities	21,122,654	28,041,903

LONG-TERM DEBT	119,213,013	119,127,333

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value -
Class A: 24,271,127 authorized and 10,619,380
outstanding shares	106,194	106,194
Class B: 4,302,347 authorized and 2,271,127
outstanding shares	22,711	22,711
Class C: 100 authorized and outstanding shares	1	1

Total common stock	128,906	128,906

Paid-in capital	46,045,224	46,045,224
Retained earnings	23,250,864	49,915,682

Total common stockholders’ equity	69,424,994	96,089,812

Total liabilities and common stockholders’ equity	$209,760,661	$243,259,048

The accompanying notes are an integral part of these consolidated statements. Page 4

BAYOU STEEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
NET SALES	$ 32,580,583	$ 49,245,000	$ 106,154,316	$ 157,098,358

COST OF SALES	35,406,794	45,021,581	119,723,137	143,279,889

GROSS MARGIN	(2,826,211)	4,223,419	(13,568,821)	13,818,469

SELLING, GENERAL AND
ADMINISTRATIVE	1,811,239	1,730,755	5,134,635	5,332,802

OPERATING MARGIN	(4,637,450)	2,492,664	(18,703,456)	8,485,667

OTHER INCOME (EXPENSE):
Interest expense	(2,720,090)	(2,858,110)	(8,411,211)	(8,555,320)
Interest income	42,354	471,847	372,406	1,256,765
Miscellaneous	(149,164)	74,161	77,443	241,287

	(2,826,900)	(2,312,102)	(7,961,362)	(7,057,268)

INCOME (LOSS) BEFORE
INCOME TAX	(7,464,350)	180,562	(26,664,818)	1,428,399

PROVISION FOR
INCOME TAX	—	63,198	—	499,940

NET INCOME (LOSS)	$(7,464,350)	$ 117,364	$(26,664,818)	$ 928,459

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING:
Basic	12,890,607	12,890,607	12,890,607	12,890,607
Diluted	12,890,607	13,713,029	12,890,607	13,713,029

NET INCOME(LOSS) PER
COMMON SHARE:
Basic	$ (.58)	$ .01	$ (2.07)	$ .07

Diluted	$ (.58)	$ .01	$ (2.07)	$ .07

The accompanying notes are an integral part of these consolidated statements. Page 5

BAYOU STEEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,664,818)	$ 928,459
Depreciation	6,220,897	7,110,166
Amortization	381,722	358,964
Provision for lower of cost or market reserve	1,050,000	—
Provision for (reduction in) losses on accounts receivable	(61,991)	148,205
Deferred income taxes	—	386,103

Changes in working capital:
Decrease in receivables	3,256,969	651,379
Decrease (increase) in inventories	13,673,029	(17,718,708)
(Increase) in other assets	(469,755)	(735,665)
(Decrease) in accounts payable	(4,774,529)	(1,323,629)
(Decrease) in interest payable
and accrued liabilities	(2,144,720)	(1,371,684)

Net cash (used in) operations	(9,533,196)	(11,566,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,500,993)	(6,573,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue and other cost	(412,000)	—

NET (DECREASE) IN CASH	(17,446,189)	(18,139,592)

CASH, beginning balance	17,446,189	31,091,309

CASH, ending balance	$ —	$ 12,951,717

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest (net of amount capitalized)	$ 11,261,211	$ 11,390,203
Income taxes	$ —	$ 113,837

The accompanying notes are an integral part of these consolidated statements. Page 6

BAYOU STEEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001
(Unaudited)

1)  BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of June 30, 2001 are based on last-in, first-out (“LIFO”) estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 2000.

     The accompanying consolidated financial statements include the accounts of Bayou Steel Corporation and its wholly-owned subsidiaries (the “Company”) after elimination of all significant intercompany accounts and transactions. The results for the nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2001.

     The Company currently utilizes the accrue in advance method of accounting for periodic planned major maintenance activities (plant turnaround cost). As is typical in the industry, certain major maintenance items require the shutdown of an entire facility or a significant portion of a facility to perform periodic overhauls and refurbishment activities necessary to sustain production. The Company accrues a liability for the estimated amount of these planned shutdowns. As of June 30, 2001 and September 30, 2000, $1.2 million and $0.3 million, respectively, was included in accrued liabilities in the accompanying consolidated balance sheets related to future plant turnaround cost.

2)  INVENTORIES

     Inventories consist of the following:

	(Unaudited) June 30, 2001	(Audited) September 30, 2000
Scrap steel	$ 1,303,175	$ 3,549,668
Billets	7,808,183	13,237,357
Finished product	41,438,318	51,174,618
LIFO adjustments	2,615,792	592,655

	$53,165,468	$68,554,298
Operating supplies and other	11,194,760	10,528,959

	$64,360,228	$79,083,257

     During the three months ended December 31, 2000, the Company recorded approximately $1 million in lower of LIFO cost or market reserves. As of June 30, 2001 and September 30, 2000, $3.9 million and $2.9 million, respectively, of such reserves are included as reductions of finished product inventory.

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

4) SHORT-TERM BORROWING ARRANGEMENT

     As a result of recent financial losses, as of December 31, 2000, the Company was in technical default of a financial ratio covenant of its then existing line of credit agreement and, in the second fiscal quarter, received a waiver of this event of default through April 15, 2001. The event of default did not impact any debt covenants under the Company’s first mortgage notes.

     In the third fiscal quarter, the Company entered into a new line of credit agreement with another lender. The terms of the agreement call for available borrowings up to $50 million, including outstanding letters of credit, using a borrowing base of accounts receivable and inventory. Based on the borrowing base criteria, $40 million is currently available. The agreement has a five-year term, is secured by accounts receivable and inventory, and bears interest at the London Interbank Borrowing Rate plus a percentage based on excess availability ranging from 2% to 2.5%. The terms of the agreement require the Company to maintain a minimum net worth, as defined, when excess availability is less than $20 million. There were no borrowings under the agreement as of June 30, 2001. In connection with this transaction, the Company wrote off $189,000 of deferred financing costs related to its old credit facility.

5) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the “guarantor subsidiaries”), which are wholly-owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the first mortgage notes on a joint and several basis. The indenture governing the first mortgage notes provides certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company. The following are condensed consolidating balance sheets as of June 30, 2001 and September 30, 2000 and condensed consolidating statements of operations for the three months and nine months ended June 30, 2001 and 2000 and condensed consolidating statements of cash flows for the nine months ended June 30, 2001 and 2000 (in thousands).

Condensed Balance Sheets	June 30, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$109,705	$18,917	$(37,368)	$ 91,254
Property and equipment, net	86,881	26,917	—	113,798
Other noncurrent assets	10,817	227	(6,335)	4,709

Total assets	$207,403	$46,061	$(43,703)	$209,761

Current liabilities	$ 18,765	$39,726	$(37,368)	$ 21,123
Long-term debt	119,213	—	—	119,213
Equity	69,425	6,335	(6,335)	69,425

Total liabilities and equity	$207,403	$46,061	$(43,703)	$209,761

Page 8

	September 30, 2000
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$131,085	$26,121	$(31,057)	$126,149
Property and equipment, net	89,653	22,865	—	112,518
Other noncurrent assets	19,224	209	(14,841)	4,592

Total assets	$239,962	$49,195	$(45,898)	$243,259

Current liabilities	$ 24,745	$34,354	$(31,057)	$ 28,042
Long-term debt	119,127	—	—	119,127
Equity	96,090	14,841	(14,841)	96,090

Total liabilities and equity	$239,962	$49,195	$(45,898)	$243,259

Condensed Statements of Operations	Three Months Ended June 30, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 29,212	$ 7,169	$(3,801)	$ 32,580
Cost of sales and administrative expense	(31,665)	(9,353)	3,801	(37,217)

Operating loss	(2,453)	(2,184)	—	(4,637)
Interest and other income (expense)	(5,011)	(262)	2,446	(2,827)

Net loss	$(7,464)	$(2,446)	$ 2,446	$(7,464)

	Three Months Ended June 30, 2000 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 38,313	$ 13,111	$(2,179)	$ 49,245
Cost of sales and administrative expense	(35,873)	(13,058)	2,179	(46,752)

Operating income	2,440	53	—	2,493
Interest and other income (expense)	(2,260)	(213)	160	(2,313)

Income (loss) before income tax	180	(160)	160	180
Provision for income tax	(63)	—	—	(63)

Net income (loss)	$ 117	$ (160)	$ 160	$ 117

	Nine Months Ended June 30, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 91,734	$ 26,139	$(11,719)	$ 106,154
Cost of sales and administrative expense	(102,633)	(33,943)	11,719	(124,857)

Operating loss	(10,899)	(7,804)	—	(18,703)
Interest and other income (expense)	(15,766)	(702)	8,506	(7,962)

Net loss	$(26,665)	$(8,506)	$ 8,506	$(26,665)

	Nine Months Ended June 30, 2000 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 124,961	$ 38,217	$(6,080)	$ 157,098
Cost of sales and administrative expense	(116,691)	(38,002)	6,080	(148,613)

Operating income	8,270	215	—	8,485
Interest and other income (expense)	(6,842)	(621)	406	(7,057)

Income (loss) before income tax	1,428	(406)	406	1,428
Provision for income tax	(500)	—	—	(500)

Net income (loss)	$ 928	$ (406)	$ 406	$ 928

Page 9

Condensed Statements of Cash Flows	Nine Months Ended June 30, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(26,665)	$(8,506)	$ 8,506	$(26,665)
Noncash items	5,631	1,960	—	7,591
Equity in losses of subsidiaries	8,506	—	(8,506)	—
Changes in working capital	(2,000)	11,541	—	9,541

Net cash (used in) operating activities	(14,528)	4,995	—	(9,533)

Cash flows from investing activities:
Purchases of property and equipment	(2,506)	(4,995)	—	(7,501)

Cash flows from financing activities:
Debt issue cost	(412)	—	—	(412)

Net change in cash	(17,446)	—	—	(17,446)
Cash, beginning of period	17,446	—	—	17,446

Cash, end of period	$ —	$ —	$ —	$ —

	Nine Months Ended June 30, 2000 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$ 928	$ (406)	$ 406	$ 928
Noncash items	6,858	1,146	—	8,004
Equity in losses of subsidiaries	406	—	(406)	—
Changes in working capital	(21,482)	984	—	(20,498)

Net cash (used in) operating activities	(13,290)	1,724	—	(11,566)

Cash flows from investing activities:
Purchases of property and equipment	(4,849)	(1,724)	—	(6,573)

Net change in cash	(18,139)	—	—	(18,139)
Cash, beginning of period	31,091	—	—	31,091

Cash, end of period	$ 12,952	$ —	$ —	$ 12,952

6) INCOME TAXES

     As of June 30, 2001, for tax purposes, the Company had net operating loss carryforwards (“NOLs”) of at least $130 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2020 although most expire by fiscal 2011. The Company maintains a valuation allowance on a portion of its NOLs and fully reserved benefits that may be derived from the loss reported in the current year. Deferred income tax expense of approximately $63,000 and $500,000 was recognized in the third fiscal quarter and the first nine months of fiscal 2000, respectively, reflecting the utilization of a portion of the Company’s available NOLs to cover estimated taxable income.

7) PREFERRED STOCK AND WARRANT

     The Company issued 15,000 shares of redeemable preferred stock and warrants to purchase six percent of its Class A Common Stock (or 822,422 shares) at a nominal amount. In connection with a refinancing transaction in fiscal 1998, the preferred stock was redeemed and, in a private transaction in the fourth fiscal quarter of fiscal 2000, the warrant was redeemed and canceled for $1.75 million.

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

     Tennessee Valley Steel Corporation (“TVSC”) , the prior owners of the assets of Bayou Steel Corporation (Tennessee), entered into a Consent Agreement and Order (the “TVSC Consent Order”) with the Tennessee Department of Environment and Conservation under its voluntary clean up program. The Company, in acquiring the assets of TVSC, entered into a Consent Agreement and Order (the “Bayou Steel Consent Order”) with the Tennessee Department of Environment and Conservation. The Bayou Steel Consent Order is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial, and assessment process. As of June 30, 2001, investigative, remedial, and risk assessment activities resulted in cumulative expenditures of approximately $1.4 million and a liability of approximately $0.5 million is recorded as of June 30, 2001 to complete the remediation. At this time, the Company does not expect the cost or resolution of the TVSC Consent Order to exceed its recorded obligation.

     As of June 30, 2001, the Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance is not expected to have a material adverse effect on the Company’s competitive position, or results of operations, and financial condition, or cause a material increase in currently anticipated capital expenditures. As of June 30, 2001, the Company has accrued loss contingencies for certain environmental matters. It is reasonably possible that the Company’s recorded estimates of its obligations may change in the near term.

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

RESULTS OF OPERATIONS

     The Company reported a loss from operations of $4.6 million in the third quarter of fiscal 2001 compared to operating income of $2.5 million in the same period of fiscal 2000. The $7.1 million change was due primarily to commercial issues. First, a decrease in metal margin (the difference between the average selling price and the net scrap cost) reduced margins by $3.8 million. Second, a 21% reduction in shipments reduced margins by an additional $2.0 million. Third, increases in the purchase price of natural gas, power, and oxygen of 25%, 47%, and 37%, respectively, were largely responsible for an increase in operating cost of $2.0 million. The increase in operating cost was offset by an aggressive cost reduction program, the intent of which is to help the Company achieve a cash break even operating level by the end of the fourth fiscal quarter.

     For the first nine months of fiscal 2001, the Company reported a loss from operation of $18.7 million compared to operating income of $8.5 million in the same period of fiscal 2000. The $27.2 million change was due to a $27 per ton decrease in metal margin, a 20% decrease in shipments, and an increase in conversion cost due to fuel price increases. Impacting the operating results for the nine-month period is a $1 million noncash write down of inventory produced at the Tennessee operations recorded in the first quarter of fiscal 2001 due to the depressed selling prices realized in the beginning of the second fiscal quarter.

The following table sets forth shipment and sales data.

	Three Months Ended June 30,
	2001	2000
Net Sales (in thousands)	$ 32,581	$ 49,245
Shipment Tons	115,421	146,165
Average Selling Price Per Ton	$ 280	$ 333

	Nine Months Ended June 30,
	2001	2000
Net Sales (in thousands)	$106,154	$157,098
Shipment Tons	375,980	472,325
Average Selling Price Per Ton	$ 279	$ 328

A.  Sales

     Net sales for the quarter decreased by 34% on a 21% and a 16% decrease in shipments and the average selling price, respectively, compared to the third quarter of fiscal 2000. Shipment volumes and selling prices were low due to an unprecedented level of imports adversely impacting the domestic steel market. The Company began to realize the financial impact of foreign dumped steel in the fourth quarter of fiscal 2000 when shipments sharply declined and the average selling price decreased over 11% from the immediate preceding quarter to a then seven-year low. Market conditions continued to worsen into fiscal 2001 as the average selling price was further eroded and shipments continued to slide through the third quarter. Entering the second quarter of fiscal 2001, the Company’s primary customers, steel service centers, had record high inventory levels. Accordingly, shipments have been low while the service centers work through their high inventory levels. Exacerbating the situation is a slowdown in manufacturing and construction spending reducing the end user demand to some extent. Currently, the level of imports has abated and action presently being taken by the U. S. International Trade Commission to enforce antidumping laws should reinforce this market trend.

     Net sales for the nine-month period decreased by 32% on a 20% and a 15% decrease in shipments and the average selling price, respectively, compared to the first nine months of fiscal 2000. The significant decreases are the result of the market factors noted above. During the quarter a price increase was announced that is expected to impact a small portion of the Company’s product line. This, coupled with the liquidation of a major competitor during the quarter, may have a positive impact on prices and shipments. However, there are no certain market indications that the present inventory overhang and apparent economic slowdown have abated and selling prices and shipments may remain at these low levels.

     The Company continues to promote its state of the art Vendor Managed Inventory — Electronic Data Interchange system (EDI/VMI). The Company believes that this program will result in additional business within the next few quarters.

B.  Cost of Goods Sold

     Cost of goods sold exceeded sales for the quarter and nine months ended June 30, 2001 and was approximately 91% of sales in each of the same periods last year. This situation is a result of erosion of the metal margin and an increase in operating cost. The metal margin decrease reduced operating margins by $3.8 million for the quarter and $11.6 million for the first nine months of fiscal 2001 compared to the same periods in the prior year. Operating cost increased by $2.0 million and $8.5 million compared to the prior year respective periods largely as a result of the price increase in power and natural gas and an increase in the fixed cost per ton resulting from the reduced level of operations. Energy prices decreased by 32% from the second to third quarters of fiscal 2001. The Company expects that energy prices will continue to decrease in the fourth quarter of fiscal 2001. Cost of goods sold for the first nine months of fiscal 2000 was partially offset by the proceeds from a lawsuit.

     Scrap is used in the Company’s melting operations in Louisiana and is a significant component of the cost of billets utilized by its rolling mills. Net scrap cost decreased 20% for both the quarter and nine month periods ended June 30, 2001 compared to the same periods of last year. While this had a favorable impact on cost of goods sold and, therefore operating margin, the per ton decrease in the average selling prices over the same respective periods exceeded the reduction in scrap cost per ton, unfavorably impacting the operating margin. Scrap prices are expected to increase slightly over the remainder of the fiscal year.

     The Company has been able to control the availability and the cost of scrap to some degree by producing its own shredded and cut grade scrap through its scrap processing division. This division, coupled with its local scrap purchasing program, supplied over 50% of the Company’s scrap requirement during the first nine months of fiscal 2001.

     Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into shapes. Conversion cost per ton for the Louisiana operations increased by 10% for the quarter and 17% year to date compared to the respective periods of last year. The impact of the highly unusual increase in the price of power and natural gas was compounded by an increase in fixed cost per ton caused by the reduced mode of operations.

     In the fourth fiscal quarter of last year, the Company undertook a major project designed to improve operating efficiencies and effectiveness in addition to implementing immediate cost control strategies. During the current fiscal quarter and over the last nine months, the Company began to realize the benefits of these programs. First, record high productivity and yield were realized in the Louisiana melting operations. Second, compared to the second and third quarters of fiscal 2000, the Company realized a nearly $800,000 improvement in the cost of additives, alloys, and fluxes utilized in its melting operations through a combination of consumption and price savings. Third, aggregate fixed cost at the operations in Louisiana decreased $1.1 million or 14% and $4.5 million or 18% over the respective three and nine month periods ended June 30, 2000. Excluding the energy components, variable cost per ton decreased 8% and 6% from the three and nine month periods ended June 30, 2000, respectively, resulting in savings of approximately $0.9 million year to date.

     The Tennessee rolling mill experienced a 46% and 40% increase in conversion cost for the quarter and nine month periods, respectively. Compounding the impact of increased natural gas prices was a decrease in production that increased fixed cost per ton and an increase in maintenance spending on certain equipment. During the quarter, new capital equipment was installed on time and withing budget that is expected to significantly decrease maintenance spending as well as down time. In addition, this new equipment should improve production reliability, favorably impacting shipments as more customers can reliably order products based on production schedules. Fixed costs have improved by $0.4 million or 33% and $0.7 million or 22% over the respective three and nine month periods ended June 30, 2000 as a result of aggressive cost control measures.

     Based on the current quarter cost for electricity and natural gas and the Company’s estimated consumption for the next twelve months, a one percent change in each component would impact annualized earnings by approximately $125,000 and $100,000, respectively. The Company continues to critically evaluate the cost effectiveness of continued operation of certain operating assets, their mode of operation and the impact on inventories and cost, and the general business environment in which each facility operates. Such analysis includes produce versus buy decisions for the semifinished product billets in light of high fuel cost.

     As of June 30, 2001, the Company has commitments to purchase a portion of the natural gas utilized in its production process at various fixed prices over the next nine months. Under the terms of the agreement the Company is obligated to pay $2.5 million to purchase approximately 50% of its natural gas requirement under the take or pay agreement.

C.  Selling, General and Administrative Expense

     Selling, general and administrative expense increased nearly 5% for the quarter as a result of charges for certain professional services. For the nine months ended June 30, 2001 selling, general and administrative expenses decreased 4% compared to the same period last year as a result of cost reduction programs designed to minimize spending and reduce overhead cost.

D.  Income Taxes

     As of June 30, 2001, the Company has $8.1 million of recorded net deferred tax assets. No tax benefit was recognized related to the Company’s current year operating loss. The Company periodically assesses the carrying value of its net deferred tax asset utilizing many factors, including changing market conditions. Such assessments may result in positive or negative adjustments to the deferred tax asset valuation allowance in the future that would ultimately affect the results of operations.

E.  Net Income

     Net income decreased $7.6 million and $27.6 million in the third quarter and first nine months of fiscal 2001 compared to fiscal 2000 due primarily to a reduced metal margin, increased conversion cost, decreased shipments, and for the nine-month period, the write down of inventory in Tennessee. Based on current market conditions, the Company expects to incur a loss in the last quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

A.  Operating Cash Flow

     In the first nine months of fiscal 2001, $9.5 million was used in operations compared to $11.6 million in the comparable period last year. Despite the significant decrease in net income between the two periods, cash consumed by operations was similar due to significant reductions in inventories during the quarter as excess inventories were worked down to levels commensurate with expected shipment volumes.

B.  Capital Expenditures

     Capital expenditures totaled $7.5 million in the first nine months of fiscal 2001 compared to $6.6 million in the same period last year. Capital spending in the third fiscal quarter was $1.9 million and relates largely to the new capital installed in the Tennessee facility. These funds were committed in the prior year as a result of a commitment to improve operating cost and reliability at the facility. Over the next several quarters, with exception for remaining commitments, ongoing capital spending will be for maintenance items only and should approximate $0.5 million per quarter.

C.  Financing

     As a result of recent financial losses, as of December 31, 2000, the Company was in technical default of a financial ratio covenant of its then existing line of credit agreement and, in the second fiscal quarter, received a waiver of this event of default through April 15, 2001. The event of default did not impact any debt covenants under the Company’s first mortgage notes.

     In the third fiscal quarter, the Company entered into a new line of credit agreement with another lender. The terms of the agreement call for available borrowings up to $50 million, including outstanding letters of credit, using a borrowing base of accounts receivable and inventory. Based on the borrowing base criteria, $40 million is currently available. The agreement has a five-year term, is secured by accounts receivable and inventory, and bears interest at the London Interbank Borrowing Rate plus a percentage based on excess availability ranging from 2% to 2.5%. The terms of the agreement require the Company to maintain a minimum net worth, as defined, when excess availability is less than $20 million. There are no borrowings under the agreement. In connection with this transaction, the Company wrote off $0.2 million of deferred financing costs related to its old credit facility. Subsequent to quarter end, the Company borrowed $1.5 million to meet operating cash requirements.

     Based on the Company’s forecasted operating results and the availability under its credit facility, the Company expects to meet working capital requirements over the near term.

OTHER COMMENTS

Forward-Looking Information, Inflation and Other

     This document contains various forward-looking statements which represent the Company’s expectation or belief concerning future events. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: changes in the price of supplies, power, natural gas, or purchased billets; changes in the selling price of the Company’s finished products or the purchase price of steel scrap; changes in demand due to imports or general economic conditions; cost overruns or start-up problems with capital expenditures; weather conditions in the market area of the finished product distribution; unplanned equipment outages; and changing laws affecting labor, employee benefit costs and environmental and other governmental regulations.

     The Company is subject to increases in the cost of energy, supplies, salaries and benefits, additives, alloys, and steel scrap due to inflation. Finished product prices are influenced by supply, which varies with steel mill capacity and utilization, import levels, and market demand.

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

None were filed during the third quarter of fiscal year 2001.

Page 15

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By	/s/ Richard J. Gonzalez ———————————————— Richard J. Gonzalez Vice President, Chief Financial Officer, Treasurer, and Secretary

Date: July 31, 2001 Page 16