Form 10-K/A
period 2001-09-30
BAYOU STEEL CORP
filed 2002-01-25
CIK 807877

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
None

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

PART III

Item 10. Directors and Executive Officers

DIRECTORS

     The following table sets forth certain information as to the Company’s directors, as of October 31, 2001. Unless otherwise indicated, each of the directors has held the positions listed under his name for at least five years.

Name	Age	BSC Director Classification	Year First Elected Director	Principal Occupation and Other Information
Lawrence E. Golub	42	A	1998	President of Golub Associates
				Incorporated., equity investment firm
				in New York, NY. (1)

Melvyn N. Klein	59	B	1988	Managing General Partner, GKH Partners,
				L.P. in Corpus Christi, TX. (2)

Albert P. Lospinoso	65	B	1988	Director of Quexco Inc., a holding
				company involved in recycling nonferrous

Howard M. Meyers	59	B	1988	Chairman and Chief Executive Officer of
				the Company. (4)

Jerry M. Pitts	50	B	1994	President and Chief Operating Officer of
				the Company. (5)

(1)	Mr. Lawrence E. Golub has been President of Golub Associates Incorporated, an investment firm, since August 1994. Golub Associates Incorporated currently manages three affiliated funds which concentrate on private equity investments. From September 1993 to August 1994, Mr. Golub was a Managing Director of Bankers Trust Company in New York, New York. From September 1992 to August 1993, Mr. Golub was a White House Fellow. Mr. Golub was Managing Director of Wasserstein Perella Capital Markets from February 1990 to August 1992 and an officer of Allen & Company Incorporated, an investment banking firm, from 1984 to February 1990.

(2)	Mr. Melvyn N. Klein has been a practicing attorney and a private investor in Corpus Christi, Texas. He has been a Director of Quexco since 1984. He is the Managing General Partner of GKH Partners, L.P., which is the sole General Partner of GKH Investments, L.P., an investment partnership; founder of Questor Partners Fund, L.P.; and a director of Anixter International, Inc., Hanover Compressor Company, and ACTV, Inc.

(3)	Mr. Albert P. Lospinoso has been a Director of Quexco Incorporated since 1984. He was Chairman of the Board of RSR Corporation (“RSR”) a privately owned, nonferrous metals recycle smelting and refining company with offices in Dallas, Texas, and plants in Dallas, Texas; Middletown, New York; Indianapolis, Indiana; and City of Industry, California from May 1996 to March 1997. He was Chief Executive Officer, President, and director of RSR Corporation until May 1996. From July 1992 until July 1995, Mr. Lospinoso was President and Chief Operating Officer of RSR, and for more than five years prior to that he was the Executive Vice President, Chief Operating Officer and a director of RSR and its predecessor companies.

(4)	Mr. Howard M. Meyers has been Director, Chairman of the Board, Chief Executive Officer of the Company since September 5, 1986, and was also President until September 21, 1994. Since 1984, he has been Director, Chairman of the Board, Chief Executive Officer and President of Quexco Incorporated, a privately owned company.

(5)	Mr. Jerry M. Pitts was elected Director, President and Chief Operating Officer on September 21, 1994. He was elected Executive Vice President and Chief Operating Officer of the Company on June 7, 1991. He had been Executive General Manager of the Company since July 1, 1987. From 1986 to 1987, he served the Company as General Manager of Operations; from 1984 to 1986, he was Superintendent of Melting Operations; and from 1980 to 1984, he was General Foreman of Melting. Mr. Pitts worked in various management capacities related to production and process engineering at U.S. Steel Corporation from 1974 to 1980.

EXECUTIVE OFFICERS

The following table sets forth the name, age and position with Bayou Steel Corporation of each executive officer of the Company.

Name	Age	Position with BSC
Howard M. Meyers	59	Chairman and Chief Executive Officer

Jerry M. Pitts	50	President and Chief Operating Officer

Richard J. Gonzalez	54	Vice President, Chief Financial Officer, Treasurer and Secretary

Timothy R. Postlewait	51	Vice President of Plant Operations

Rodger A. Malehorn	59	Vice President of Procurement and MRR

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and 10% shareholders to file with the Securities and Exchange Commission reports of beneficial ownership, and changes in beneficial ownership of the Common Stock of the Company. For fiscal 2001, all such required statements were filed on a timely basis.

Item 11. Executive Compensation

DIRECTOR’S COMPENSATION

     The Company pays each non-employee director $50,000 per year, payable in quarterly installments, for serving as a director, plus expenses for each meeting of the Board of Directors or a Committee of the Board that a director attends. The Company does not compensate directors who are officers of the Company for services as directors. Mr. Meyers and Mr. Pitts are the only directors who are officers of the Company.

EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by the Company’s Chief Executive Officer and the four other most highly-compensated executive officers for the fiscal years 1999 through 2001.

SUMMARY COMPENSATION TABLE
	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Stock Options (# of Shares)	All Other Compensation(1)
Howard M. Meyers	2001	$545,805	$ 0	0	$ 6,247
Chairman and Chief	2000	528,680	0	0	2,080
Executive Officer	1999	515,988	0	0	0

Jerry M. Pitts	2001	$368,500	$ 0	50,000	$21,350
President and Chief	2000	365,417	0	60,000	21,037
Operating Officer	1999	350,000	14,000	0	20,315

Timothy R. Postlewait	2001	$180,000	$ 0	25,000	$13,064
Vice President of	2000	178,500	0	20,000	13,040
Plant Operations	1999	171,000	6,840	0	11,798

Richard J. Gonzalez	2001	$180,000	$ 0	25,000	$12,859
Vice President,	2000	178,500	0	20,000	13,245
Chief Financial Officer,	1999	171,000	6,840	0	12,123
Treasurer & Secretary

Rodger A. Malehorn	2001	$165,000	$ 0	25,000	$11,485
Vice President of	2000	163,667	0	20,000	11,856
Commercial Operations	1999	157,000	$ 6,280	0	11,348

(1)	Includes amounts contributed by the Company under defined contribution plans. For fiscal 2001, the Company’s contributions were $6,149 for Mr. Meyers, $19,990 for Mr. Pitts, $12,450 for Mr. Postlewait, $12,245 for Mr. Gonzalez, and $10,931 for Mr. Malehorn. Also includes the dollar value of term life insurance premiums paid by the Company for the benefit of these officers.

Stocks Option Exercises and Grants

     The following table provides certain information concerning individual grants of stock options under the Company’s 1991 Stock Option Plan made during the fiscal year ended September 30, 2001, to each of the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR
	Individual Grants
Name	Number of Securities Underlying Options/SARs Grants (#)	% of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date (1)	Grant Date Value (2) ($)
Howard M. Meyers	0	0%	N/A	N/A	0

Jerry M. Pitts	50,000	24%	0.80	4/02/11	17,000

Timothy R. Postlewait	25,000	12%	0.80	4/02/11	8,500

Richard J. Gonzalez	25,000	12%	0.80	4/02/11	8,500

Rodger A. Malehorn	25,000	12%	0.80	4/02/11	8,500

(1)	These options vest equally over a five year period beginning with the first anniversary from the grant date and every anniversary thereafter.

(2)	The amounts shown under this column are based on the Black-Scholes valuation pricing model, one of the methods approved by the Securities and Exchange Commission. It assumes volatility of 53%, a risk free rate of return of 5%, a ten year exercise period, and no dividend yield. This presentation is required by the Securities and Exchange Commission and is not intended to forecast future appreciation of the company’s stock price. The ultimate value of the option grants is based solely on the increase in value of the shares over the exercise price, which has been the market value on the date of the grant.

     The following table provides certain information concerning each exercise of stock options during the fiscal year ended September 30, 2001 by each of the Named Executive Officers, and the fiscal year-end value of unexercised options held by such persons, under the Company’s 1991 Stock Option Plan.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES
			Number of Securities Underlying Unexercised Options at September 30, 2001	Value of Unexercised In-the-Money Options at September 30, 2001
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Howard M. Meyers	N/A	$N/A	0	$N/A

Jerry M. Pitts	0	0	60,000/110,000	0/0

Timothy R. Postlewait	0	0	28,000/47,000	0/0

Richard J. Gonzalez	0	0	28,000/47,000	0/0

Rodger A. Malehorn	0	0	28,000/47,000	0/0

(1)	At September 30, 2001, the closing sales price for Bayou Steel Corporation’s Class A Common Stock on the American Stock Exchange was $0.62.

Employment Contract

     Pursuant to agreements between Mr. Howard M. Meyers and the Company, Mr. Meyers is entitled to an annual cash salary equal to the greater of (x) a base amount of $350,000 adjusted for increases in the consumer price index since December 1985 or (y) 2% of the Company’s pretax net income earned during the immediately preceding year (or 1% if Mr. Meyers is no longer both the Chairman and Chief Executive Officer of the Company with substantial day-to-day managerial responsibilities).

Retirement Plan

     The following table specifies the estimated annual benefits upon retirement under the Bayou Steel Corporation Retirement Plan (the “Retirement Plan”) to eligible employees of the Company of various levels of average annual compensation and for the years of service classifications specified:

PENSION PLAN TABLE
	Years of Service
Average Annual Compensation	10	20	30	45
$ 20,000	$ 1,200	$ 2,400	$ 3,600	$ 3,600

50,000	3,639	7,279	10,918	10,918

100,000	9,139	18,279	27,418	27,418

150,000	14,639	29,279	43,918	43,918

200,000	16,839	33,679	50,518	50,518

250,000	16,839	33,679	50,518	50,518

300,000	16,839	33,679	50,518	50,518

600,000	16,839	33,679	50,518	50,518

     The Company has adopted the Retirement Plan covering eligible employees of the Company not covered by a collective bargaining agreement. Under the terms of the Retirement Plan, the monthly retirement benefits of a participant payable at the participant’s normal retirement date are equal to (i) .6% of average monthly compensation, multiplied by years of credited service (not to exceed 30 years), plus (ii) .5% of that portion, if any, of average monthly compensation which is in excess of the participant’s average social security taxable wage base, multiplied by years of credited service (not to exceed 30 years).

     Annual retirement benefits are computed on a straight life annuity basis without deduction for Social Security or other benefits. The Tax Code limits the amount of annual compensation that may be counted for the purpose of calculating pension benefits, as well as the annual pension benefits that may be paid, under the Retirement Plan. For 2001, these amounts are $170,000 and $140,000, respectively.

     Earnings of the named executive officers, for purposes of calculating pension benefits, approximate the aggregate amounts shown in the Annual Compensation columns of the Summary Compensation Table; however, earnings for purposes of such calculation are subject to the $170,000 limitation discussed above.

     The years of credited service under the Retirement Plan as of October 1, 2001 for each of the five most highly compensated officers of the Company are: Howard M. Meyers, 15 years; Jerry M. Pitts, 20 years; Timothy R. Postlewait, 20 years; Richard J. Gonzalez, 18 years; and Rodger A. Malehorn, 17 years.

COMPENSATION COMMITTEE INTERLOCKS AND
INSIDER PARTICIPATION

     The members of the Company’s Compensation Committee are Messrs. Lawrence E. Golub and Albert P. Lospinoso. No member of the Compensation Committee has been an officer or employee of the Company. No executive officer of the Company served in the last fiscal year as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.

Item 12. Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     On October 31, 2001, the Company had outstanding 10,619,380 shares of Class A Common Stock ($.01 par value), 2,271,127 shares of Class B Common Stock ($.01 par value), and 100 shares of Class C Common Stock ($.01 par value).

     The following table lists persons other than executive officers or directors of the Company who are known to the Company to own beneficially more than 5% of each class of its outstanding stock as of October 31, 2001. The information set forth below is based upon information furnished by the persons listed. Unless otherwise indicated, all shares shown as beneficially owned are held with sole voting and investment power.

		Beneficial Ownership
Name and Address of Beneficial Owner	Title of Class	Number of Shares	Percentage
Bayou Steel Properties Limited (1)	B	2,271,127	100%
277 Stemmons Freeway
Dallas, TX 75207

Voest-Alpine International Corporation	C	100	100%

(1)	The shares of common stock of BSPL owned by Mr. Howard M. Meyers may not be sold, nor may shares of BSPL be issued, at a price which represents a premium attributable to the underlying Class B Common Stock over the market price of the Class A Common Stock, to any person or group if such sale, when aggregated with all prior sales during the immediately preceding four-year period, would result in such person or group owning more than 50% of the common stock of BSPL, unless such person or group agrees to make a tender offer within 30 days for an equivalent percentage of Class A Common Stock at the highest price paid by such person or group (expressed in equivalent shares of Class B Common Stock) for the shares of common stock of BSPL; provided that the Directors elected by the holders of the Class A Common Stock waive the charter restriction prohibiting a purchaser from acquiring 5% or more of the aggregate fair market value of the Class A Common Stock. The agreement terminates when the holders of the Class B Common Stock no longer have the right to elect a majority of the Board of Directors of the Company.

STOCK OWNERSHIP OF DIRECTORS AND
EXECUTIVE OFFICERS

     The following table sets forth ownership of shares of the Company by each director, by each executive officer named in the Executive Compensation Table and by all Directors and executive officers of the Company as a group.

	Common Stock
As of October 31, 2001	Class A		Class B
Name	Number of Shares Beneficially Owned	Percent Outstanding & Exercisable	Number of Shares Beneficially Owned	Percent Outstanding & Exercisable
Lawrence E. Golub	103,000	*	0	0

Melvyn N. Klein (1)	60,000	*	0	0

Albert P. Lospinoso (1)	10,000	*	0	0

Howard M. Meyers (1)	307,308	2.89	2,271,127	100

Jerry M. Pitts (2)	77,450	*	0	0

Richard J. Gonzalez (3)	41,737	*	0	0

Timothy R. Postlewait (3)	40,007	*	0	0

Rodger A. Malehorn (3)	38,043	*	0	0

All directors & executive
officers as a group (4)C
(9 persons)	677,545	6.29	2,271,127	100

*	Less than one percent of BSC stock.

(1)	Includes 300,000 shares of Class A Common Stock owned by a limited partnership in which Mr. Meyers and his wife are the sole limited partners and of which the general partner is a corporation all of the stock of which is owned by Mr. Meyers. Through his control of the corporate general partner of the limited partnership, Mr. Meyers has sole voting and dispositive power over the 300,000 shares of Class A Common Stock. The limited partnership also owns 60% of the Common Stock of Bayou Steel Properties Limited (the “BSPL”), a Delaware corporation. Through his control of the corporate general partner of the limited partnership, Mr. Meyers controls BSPL’s voting power. Since BSPL owns 100% of the Company’s Class B Common Stock, Mr. Meyers has sole voting and dispositive control of the Class B Common Stock. The Class B Common Stock accounts for a maximum of 60% of the voting power of the Company. Therefore Mr. Meyers may be deemed to “control” the Company. Messrs. Klein and Lospinoso are minority stockholders of BSPL owning 2.77% and 0.76% respectively, and Messrs. Lospinoso and Meyers are directors of BSPL.

(2)	Includes exercisable options for 60,000 shares of Class A Common Stock.

(3)	Includes exercisable options for 28,000 shares of Class A Common Stock for each of Messrs. Gonzalez, Postlewait, and Malehorn.

(4)	Includes 144,000 shares of Class A Common Stock, subject to exercisable stock options held by such executive officers.

Item 13. Certain Relationships and Related Transactions

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION By: /s/ Richard J. Gonzalez —————————————— Richard J. Gonzalez Vice President, Chief Financial Officer, Treasurer, and Secretary

Date: January 25, 2002 8