Form 10-Q
period 2001-12-31
BAYOU STEEL CORP
filed 2002-02-05
CIK 807877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2001
OR
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 33-22603

BAYOU STEEL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	72-1125783 (I.R.S. Employer Identification No.)

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

12,890,607

BAYOU STEEL CORPORATION

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets — December 31, 2001 and
		September 30, 2001	3

		Consolidated Statements of Operations — Three
		Months Ended December 31, 2001 and 2000	5

		Consolidated Statements of Cash Flows — Three Months
		Ended December 31, 2001 and 2000	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	10

		Current Industry Conditions and Results of Operations	11

		Liquidity and Capital Resources	13

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and reports on Form 8-K	14

Page 2

PART I. — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAYOU STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited) December 31, 2001	(Audited) September 30, 2001
CURRENT ASSETS:
Cash	$ —	$ —
Receivables, net of allowance for doubtful accounts	13,093,366	18,269,161
Inventories	66,515,380	64,371,452
Deferred income taxes and other	6,647,955	6,530,150

Total current assets	86,256,701	89,170,763

PROPERTY, PLANT AND EQUIPMENT:
Land	3,790,399	3,790,399
Machinery and equipment	158,944,669	158,675,695
Plant and office building	26,731,497	26,795,528

	189,466,565	189,261,622
Less-Accumulated depreciation	(78,087,133)	(76,341,319)

Net property, plant and equipment	111,379,432	112,920,303

DEFERRED INCOME TAXES	2,308,055	2,308,055
OTHER ASSETS	2,485,020	2,591,367

Total assets	$ 202,429,208	$ 206,990,488

The accompanying notes are an integral part of these consolidated statements. Page 3

BAYOU STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) December 31, 2001	(Audited) September 30, 2001
CURRENT LIABILITIES:
Accounts payable	$ 12,305,273	$ 16,113,867
Interest payable	1,425,000	4,275,000
Accrued liabilities	5,355,126	5,389,231
Borrowings under line of credit	6,906,114	—

Total current liabilities	25,991,513	25,778,098

LONG-TERM DEBT	119,270,133	119,241,573

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value -
Class A: 24,271,127 authorized and 10,619,380
outstanding shares	106,194	106,194
Class B: 4,302,347 authorized and 2,271,127
outstanding shares	22,711	22,711
Class C: 100 authorized and outstanding shares	1	1

Total common stock	128,906	128,906
Paid-in capital	46,045,224	46,045,224
Retained earnings	10,993,432	15,796,687

Total stockholders’ equity	57,167,562	61,970,817

Total liabilities and stockholders’ equity	$202,429,208	$206,990,488

The accompanying notes are an integral part of these consolidated statements. Page 4

BAYOU STEEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,
	2001	2000
NET SALES	$ 29,757,204	$ 34,902,904
COST OF SALES	30,052,513	39,384,705

GROSS MARGIN	(295,309)	(4,481,801)
SELLING, GENERAL AND ADMINISTRATIVE	1,658,844	1,655,157

OPERATING LOSS	(1,954,153)	(6,136,958)

OTHER INCOME (EXPENSE):
Interest expense	(2,896,801)	(2,841,122)
Interest income	1,074	205,272
Miscellaneous	46,625	121,595

	(2,849,102)	(2,514,255)

NET LOSS	$(4,803,255)	$(8,651,213)

Weighted average basic and diluted
common shares outstanding	12,890,607	12,890,607
Net loss per basic and diluted common share	$ (.37)	$ (.67)

The accompanying notes are an integral part of these consolidated statements. Page 5

BAYOU STEEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,803,255)	$(8,651,213)
Depreciation	2,083,676	1,808,016
Amortization	134,908	119,655
Provision for lower of cost or market inventory reserve	—	1,050,000
Provision for losses on accounts receivable	31,205	35,889
Changes in working capital:
Decrease in receivables	5,144,590	6,218,605
(Increase) decrease in inventories	(2,143,928)	4,690,216
(Increase) in other assets	(117,805)	(716,467)
(Decrease) in accounts payable	(3,808,594)	(7,219,346)
(Decrease) in interest payable
and accrued liabilities	(2,884,105)	(3,554,806)

Net cash (used in) operations	(6,363,308)	(6,219,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(542,806)	(3,121,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	6,906,114	—

NET DECREASE IN CASH	—	(9,341,448)
CASH, beginning balance	—	17,446,189

CASH, ending balance	$ —	$ 8,104,741

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$ 5,700,000	$ 5,700,000

The accompanying notes are an integral part of these consolidated statements. Page 6

BAYOU STEEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

1) BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of December 31, 2001 are based on last-in, first-out (“LIFO”) estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 2001.

     The accompanying consolidated financial statements include the accounts of Bayou Steel Corporation and its wholly-owned subsidiaries (the “Company”) after elimination of all significant intercompany accounts and transactions. The results for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2002.

     Excluded from common stock equivalents in the calculation of diluted earnings (loss) per share were 554,000 and 389,000 common stock options for the quarters ended December 31, 2001 and 2000, respectively.

2) INVENTORIES

	(Unaudited) December 31, 2001	(Audited) September 30, 2001
Scrap steel	$ 2,706,969	$ 2,051,995
Billets	4,729,364	5,973,803
Finished product	40,758,519	39,315,810
LIFO adjustments	7,632,588	6,548,999

	56,157,440	$53,890,607
Operating supplies and other	10,357,940	10,480,845

	$66,515,380	$64,371,452

     As of December 31, 2001 and September 30, 2001, $3.9 million in lower of LIFO cost or market reserves are included as reductions of finished product inventory.

3) LONG-TERM DEBT

     The Company has $120 million of first mortgage notes bearing interest at 9.5% (9.65% effective rate) due 2008 with semi-annual interest payments due May 15 and November 15 of each year. The notes were issued at a discount which is being amortized over the life of the notes using the straight line method which does not materially differ from the interest method. The notes are a senior obligation of the Company and secured by a first priority lien, subject to certain exceptions, on certain existing and future real property, plant and equipment.

4) SHORT-TERM BORROWING ARRANGEMENT

     The Company maintains a $50 million line of credit agreement, secured by accounts receivable and inventories, used for general corporate purposes. Based on the borrowing base criteria, $30 million was available as of December 31, 2001. The agreement has a five-year term and bears interest at Prime or the London Interbank Borrowing Rate plus a percentage based on excess availability ranging from 2% to 2.5%. The terms of the agreement require the Company to maintain a minimum net worth when excess availability is less than $20 million. The minimum net worth requirement is determined on a declining scale decreasing from $47 million at December 31, 2001 through March 31, 2002 to $41 million for the six months ending September 30, 2002 and is adjusted for earnings for each six month period thereafter.

     As of December 31, 2001, the Company had an outstanding balance of $6.9 million under the line of credit. There were no borrowings under the line of credit as of September 30, 2001. The maximum amount outstanding during the three-month period ended December 31, 2001 was $7.2 million. The average borrowings were $3.4 million and the weighted average interest rate was 4.88%.

5) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the “guarantor subsidiaries”), which are wholly-owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the first mortgage notes on a joint and several basis. The indenture governing the first mortgage notes provides certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company. The following are condensed consolidating balance sheets as of December 31, 2001 and September 30, 2001 and condensed consolidating statements of operations and cash flows for the three months ending December 31, 2001 and 2000 (in thousands).

Condensed Balance Sheets	December 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$108,238	$19,584	$(41,565)	$ 86,257
Property and equipment, net	83,919	27,460	--	111,379
Other noncurrent assets	8,338	214	(3,759)	4,793

Total assets	$200,495	$47,258	$(45,324)	$202,429

Current liabilities	$ 24,058	$43,499	$(41,565)	$ 25,992
Long-term debt	119,270	—	—	119,270
Equity	57,167	3,759	(3,759)	57,167

Total liabilities and equity	$200,495	$47,258	$(45,324)	$202,429

	September 30, 2001 (Audited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$109,054	$20,276	$(40,159)	$ 89,171
Property and equipment, net	85,429	27,491	—	112,920
Other noncurrent assets	9,816	223	(5,140)	4,899

Total assets	$204,299	$47,990	$(45,299)	$206,990

Current liabilities	$ 23,087	$42,850	$(40,159)	$ 25,778
Long-term debt	119,242	—	—	119,242
Equity	61,970	5,140	(5,140)	61,970

Total liabilities and equity	$204,299	$47,990	$(45,299)	$206,990

Page 8

Condensed Statements of Operations	Three Months Ended December 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$ 28,348	$ 7,078	$(5,669)	$ 29,757
Cost of sales and administrative expense	(29,169)	(8,211)	5,669	(31,711)

Operating loss	(821)	(1,133)	—	(1,954)
Interest and other income (expense)	(3,982)	(248)	1,381	(2,849)

Net loss	$(4,803)	$(1,381)	$ 1,381	$(4,803)

	Three Months Ended December 31, 2000 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 29,577	$ 9,552	$(4,226)	$ 34,903
Cost of sales and administrative expense	(32,530)	(12,736)	4,226	(41,040)

Operating loss	(2,953)	(3,184)	—	(6,137)
Interest and other income (expense)	(5,698)	(241)	3,425	(2,514)

Net loss	$(8,651)	$(3,425)	$ 3,425	$(8,651)

Condensed Statements of Cash Flows	Three Months Ended December 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(4,803)	$(1,381)	$ 1,381	$(4,803)
Noncash items	1,954	296	—	2,250
Equity in losses of subsidiaries	1,381	—	(1,381)	—
Changes in working capital	(5,143)	1,333	—	(3,810)

Net cash from operating activities	(6,611)	248	—	(6,363)

Cash flows from investing activities:
Purchases of property and equipment	(295)	(248)	—	(543)

Cash flows from financing activities:
Net borrowings under line of credit	6,906	—	—	6,906

Net change in cash	—	—	—	—
Cash, beginning of period	—	—	—	—

Cash, end of period	$ —	$ —	$ —	$ —

	Three Months Ended December 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(8,651)	$(3,425)	$ 3,425	$(8,651)
Noncash items	1,706	1,308	—	3,014
Equity in losses of subsidiaries	3,425	—	(3,425)	—
Changes in working capital	(4,606)	4,024	—	(582)

Net cash from operating activities	(8,126)	1,907	—	(6,219)

Cash flows from investing activities:
Purchases of property and equipment	(1,215)	(1,907)	—	(3,122)

Net change in cash	(9,341)	—	—	(9,341)
Cash, beginning of period	17,446	—	—	17,446

Cash, end of period	$ 8,105	$ —	$ —	$ 8,105

Page 9

6) INCOME TAXES

     As of December 31, 2001, for tax purposes, the Company had net operating loss carryforwards (“NOLs”) of approximately $133 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2021 although most expire by fiscal 2011. The Company maintains a valuation allowance on a portion of its NOLs and fully reserved any future benefits that may be derived from the loss reported in the current quarter. While management believes that it is more likely than not that the currently established net deferred tax asset will be realized in the future, should negative market conditions continue to persist for the domestic steel industry on a long-term basis, negative adjustments to the deferred tax asset valuation allowance may be required in future periods.

7) COMMITMENTS AND CONTINGENCIES

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

     Tennessee Valley Steel Corporation (“TVSC”) , the prior owners of the assets of Bayou Steel Corporation (Tennessee), entered into a Consent Agreement and Order (the “TVSC Consent Order”) with the Tennessee Department of Environment and Conservation under its voluntary clean up program. The Company, in acquiring the assets of TVSC, entered into a Consent Agreement and Order (the “Bayou Steel Consent Order”) with the Tennessee Department of Environment and Conservation. The Bayou Steel Consent Order is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial, and assessment process. As of December 31, 2001, investigative, remedial, and risk assessment activities resulted in cumulative expenditures of approximately $1.4 million and a liability of approximately $0.5 million is recorded as of December 31, 2001 to complete the remediation. At this time, the Company does not expect the cost or resolution of the TVSC Consent Order to exceed its recorded obligation.

     As of December 31, 2001, the Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance is not expected to have a material adverse effect on the Company’s competitive position, or results of operations, and financial condition, or cause a material increase in currently anticipated capital expenditures. As of December 31, 2001, the Company has accrued loss contingencies for certain environmental matters. It is reasonably possible that the Company’s recorded estimates of its obligations may change in the near term.

     As of December 31, 2001, the Company has commitments to purchase a portion of the natural gas utilized in its production process at various fixed prices over the next three months. Under the terms of the agreement the Company is obligated to pay $1.0 million to purchase approximately 50% of its natural gas requirement under the take or pay agreement.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2001.

CURRENT INDUSTRY CONDITIONS AND RESULTS OF OPERATIONS

     During the past three years market conditions within the domestic steel industry have experienced significant downward economic pressure largely due to market price and shipment volume declines resulting from high volumes of foreign steel imported into the United States at prices which challenge the domestic industry’s ability to viably compete. In addition to the impact of low priced imported steel, the industry has been negatively affected by the weakening United States economy in general and the increased cost of production due to high electricity and natural gas cost experienced in 2000 and into 2001. These forces have driven market prices to levels below the cost of production for certain domestic producers, and as a result, many steel manufacturers have curtailed production and/or ceased operations, and a number of steel industry competitors have sought protection under the United States Bankruptcy Code.

     Management believes that the Company has the ability to sustain its operations and meet its commitments at least for the near-term through effective management of its operations and given the available liquidity provided through its line of credit arrangement. However, should these negative market conditions persist on a long-term basis, the Company’s ability to continue to manage liquidity for the long-term may be highly challenged.

     The Company reported a loss from operations of $2.0 million in the first quarter of fiscal 2002 compared to a loss of $6.1 million in the first quarter of fiscal 2001. The $4.1 million change was due to two factors. First, through a combination of cost reduction initiatives and decreasing electricity, natural gas, and other fuel prices (collectively fuels), reduced conversion cost contributed $3.0 million. Second, the Company realized a reduction in period expenses largely due to a $1.1 million write down of inventory produced at the Tennessee Facility in the prior year first quarter.

     The following table sets forth shipment and sales data.

	Nine Months Ended June 30,
	2001	2000
Net Sales (in thousands)	$29,757	$34,903
Shipment Tons	106,794	121,500
Average Selling Price Per Ton	$ 274	$ 283

A. Sales

     Net sales for the quarter decreased by 15% on a 12% decrease in shipments and a 3% decrease in the average selling price compared to the first quarter of fiscal 2001. The decrease in shipments and the average selling price is attributable to the recessionary domestic economic conditions in addition to the events of September 11, 2001. Compared to the immediate preceding quarter, shipments were down a similar amount due to the same factors as well as seasonal conditions. The selling price decreased due to weakened demand for the Company’s products while supply was still excessive. Since a competitor announced a price decrease in the middle of the first fiscal quarter, the Company expects the selling price to be slightly lower in the next quarter absent any price announcements to the contrary. The Company expects shipments and selling prices to remain at similar low levels until there is a turnaround in the domestic economy and the level of imports returns to more historical levels.

B. Cost of Goods Sold

     Cost of goods sold approximated sales for the quarter while it exceeded sales for the prior year quarter. This improvement is a result of decreased conversion and period costs. Conversion cost improved as a result of two factors. First, in the prior year the Company initiated a series of aggressive cost reduction initiatives. As a result of these initiatives, conversion cost was reduced $1.0 million compared to the first quarter of fiscal 2001. Second, the unusually high fuel prices experienced throughout fiscal 2001 decreased resulting in a reduction in conversion cost of approximately $2.0 million in the first quarter of fiscal 2002 compared to the same quarter last year. The reduction in period cost is largely driven by a $1.1 million inventory valuation adjustment taken in the first quarter of last year on certain inventory produced by the Tennessee Facility. These positive factors more than offset the unfavorable $3 per ton change in metal margin (the difference between the selling price and scrap costs) from the first three months of fiscal 2001 to the same period of fiscal 2002.

     Scrap is used in the Company’s melting operations in Louisiana and is a significant component of the cost of billets utilized by its rolling mills. Scrap cost during the first quarter decreased $6 per ton compared to the same period last year which partially offset the $9 per ton decrease in selling prices. Generally and over periods of time, the average selling price of finished product trends with scrap prices. The Company expects that in its second quarter, scrap prices may likely trend slightly upward adversely impacting metal margin which may lessen the favorable impact of any potential future selling price improvements.

     Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into finished product. Conversion cost per ton for the Louisiana operations decreased 15% in the first quarter of fiscal 2002 compared to the same period last year. A decrease in the price and consumption of fuels accounts for approximately 65% of the change while the remainder is due to increased production, improved yields, and other cost reduction initiatives implemented by the Company. Additionally, through a focus on consumption, the Company decreased the cost of additive, alloy, and flux materials utilized in its melting operations by 7%.

     The Tennessee rolling mill experienced a 19% decrease in conversion cost with decreased natural gas consumption and prices along with decreased repair cost driving the change. In the third quarter of fiscal 2001, capital was installed that significantly reduced repair spending, increased mill reliability, improved yield, and reduced down time.

     The Company continues to critically evaluate the cost effectiveness of certain operating assets, their mode of operation and the impact on inventories and cost, and the general business environment in which each facility operates. Although the Company’s recent goal of achieving operating cash flow breakeven (loss plus depreciation and amortization) has not been achieved, management believes that continued focus on operating cost, efficiencies, and capacity utilization will be the largest contributor to obtaining this goal and providing liquidity to meet future operating needs.

C. Income Taxes

     In fiscal 1998, the Company recorded an adjustment to its net deferred tax asset valuation allowance and subsequently has provided for income taxes at the 35% statutory tax rate, although its cash tax requirement was limited to the 2% alternative minimum tax because of its net operating loss position. As of December 31, 2001, the Company has $8.1 million of recorded net deferred tax assets. No tax benefit was recognized related to the Company’s first quarter operating loss. The Company periodically assesses the carrying value of its net deferred tax asset utilizing many factors, including changing market conditions. Such assessments may result in adjustments to the deferred tax asset valuation allowance in the future that would ultimately affect the results of operations.

D. Net Loss

     Net loss decreased $3.8 million in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 due primarily to reduced conversion cost and the inventory write down in Tennessee. Based on current market conditions, the Company expects to incur a loss in the second quarter of fiscal 2002. However, due to continued cost initiatives and improving shipment levels, the Company expects the loss to be less than incurred in the first fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

A. Operating Cash Flow

     As of December 31, 2001, the Company had $6.9 million drawn on its revolving credit facility. For the first three months of fiscal 2002, operating cash flow, defined as net loss excluding depreciation and amortization, was a negative $2.6 million. The Company expects to reduce this in the next quarter and continue to its goal of again achieving positive operating cash flow.

     Although the Company’s operating results are influenced by numerous factors including shipments, conversion cost, mode of operation, raw material, and fuel prices, a $24 per ton increase in selling price or decrease in cost would have provided operating cash breakeven based on first quarter 2002 shipments, cost, and operating mode.

     Changes in working capital consumed $3.8 million in cash. As shipments declined, receivables decreased. Due to low seasonal shipments, inventories increased. On November 15, 2001, the Company made a semi-annual interest payment, thus reducing interest payable. Accounts payable decreased due to lower level of operations and a planned two week outage during the holidays.

     As a result of the adverse market influences on the domestic steel industry, some of the Company’s customers have experienced financial and liquidity issues. The Company maintains a program of periodic assessment of the risk of loss that could result from extending credit to its customers. Continued weakness in the steel market may force certain customers to extend, modify, or otherwise alter their credit terms which could increase the risk of credit losses in the future.

B. Capital Expenditures

     Capital expenditures totaled $0.5 million in the first three months of fiscal 2002 compared to $3.1 million in the same period last year. Last year, the Company was completing some major capital additions. The Company plans to spend maintenance capital requiring $2 to $3 million within the next year.

C. Financing

     The Company maintains a $50 million line of credit secured by inventory and accounts receivable. The terms of the five-year agreement require the Company to maintain a minimum net worth when excess availability is less than $20 million. The minimum net worth requirement is determined on a sliding scale decreasing from $47 million at December 31, 2001 through March 31, 2002 to $41 million for the six months ending September 30, 2002 and is adjusted for earnings for each of the six month periods thereafter. As of December 31, 2001, $6.9 million was drawn on the line of credit and $30 million was available.

     Based on the Company’s forecasted operating results and the availability under its credit facility, management believes that the Company has the ability to sustain its operations and meet all required commitments for the near-term. Although the Company anticipates some financial improvement, if losses similar to the last eighteen months continue for an extended period of time, the Company’s ability to meet cash operating requirements may be limited. Essentially all of the Company’s fixed assets are pledged as collateral under its first mortgage notes and inventory and accounts receivable secure the line of credit facility.

OTHER COMMENTS

Forward-Looking Information, Inflation and Other

     This document contains various “forward-looking” statements which represent the Company’s expectation or belief concerning future events. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: changes in the price of supplies, power, natural gas, or purchased billets; changes in the selling price of the Company’s finished products or the purchase price of steel scrap; changes in demand due to imports or a general economic downturn; cost overruns or start-up problems with capital expenditures; weather conditions in the market area of the finished product distribution; unplanned equipment outages; realization of cost benefits from internal operational enhancement initiatives; projections concerning future financial performance; and changing laws affecting labor, employee benefit costs and environmental and other governmental regulations.

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

None were filed during the third quarter of fiscal year 2002.

(b)	Reports on Form 8-K

None were filed during the third quarter of fiscal year 2002.

Page 14

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By	/s/ Richard J. Gonzalez ———————————————— Richard J. Gonzalez Vice President, Chief Financial Officer, Treasurer, and Secretary

Date: February 5, 2001 Page 15