Form 10-Q
period 2002-03-31
BAYOU STEEL CORP
filed 2002-04-24
CIK 807877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002 OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 33-22603

BAYOU STEEL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	72-1125783 (I.R.S. Employer Identification No.)

138 Highway 3217, P.O. Box 5000, LaPlace, Louisiana 70069
(Address of principal executive offices)
(Zip Code)

(985) 652-4900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]      No  [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2002
Class A Common Stock, $.01 par value	10,619,380
Class B Common Stock, $.01 par value	2,271,127
Class C Common Stock, $.01 par value	100

12,890,607

BAYOU STEEL CORPORATION

INDEX

Page 2

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAYOU STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2002	(Audited) September 30, 2001
CURRENT ASSETS:
Receivables, net of allowance for doubtful accounts	$ 18,299,173	$ 18,269,161
Inventories	61,265,936	64,371,452
Deferred income taxes and other	8,132,819	6,530,150

Total current assets	87,697,928	89,170,763

PROPERTY, PLANT AND EQUIPMENT:
Land	3,790,399	3,790,399
Machinery and equipment	159,238,456	158,675,695
Plant and office building	26,868,124	26,795,528

	189,896,979	189,261,622
Less-Accumulated depreciation	(80,104,552)	(76,341,319)

Net property, plant and equipment	109,792,427	112,920,303

DEFERRED INCOME TAXES	2,308,055	2,308,055
OTHER ASSETS	2,378,672	2,591,367

Total assets	$ 202,177,082	$ 206,990,488

The accompanying notes are an integral part of these consolidated statements. Page 3

BAYOU STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) March 31, 2002	(Audited) September 30, 2001
CURRENT LIABILITIES:
Accounts payable	$ 15,520,453	$ 16,113,867
Interest payable	4,275,000	4,275,000
Accrued liabilities	5,971,885	5,389,231
Borrowings under line of credit	5,888,664	—

Total current liabilities	31,656,002	25,778,098

LONG-TERM DEBT	119,298,693	119,241,573

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value -
Class A: 24,271,127 authorized and 10,619,380
outstanding shares	106,194	106,194
Class B: 4,302,347 authorized and 2,271,127
outstanding shares	22,711	22,711
Class C: 100 authorized and outstanding shares	1	1

Total common stock	128,906	128,906
Paid-in capital	46,045,224	46,045,224
Retained earnings	5,048,257	15,796,687

Total common stockholders’ equity	51,222,387	61,970,817

Total liabilities and common stockholders’ equity	$202,177,082	$206,990,488

The accompanying notes are an integral part of these consolidated statements. Page 4

BAYOU STEEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
NET SALES	$ 35,415,465	$ 38,670,829	$ 65,172,669	$ 73,573,733
COST OF SALES	36,926,822	44,931,638	66,979,335	84,316,343

GROSS MARGIN	(1,511,357)	(6,260,809)	(1,806,666)	(10,742,610)
SELLING, GENERAL AND
ADMINISTRATIVE	1,653,107	1,668,237	3,311,951	3,323,394

OPERATING LOSS	(3,164,464)	(7,929,046)	(5,118,617)	(14,066,004)

OTHER INCOME (EXPENSE):
Interest expense	(2,940,314)	(2,850,000)	(5,837,115)	(5,691,122)
Interest income	14,696	124,780	15,770	330,052
Miscellaneous	144,907	105,012	191,532	226,607

	(2,780,711)	(2,620,208)	(5,629,813)	(5,134,463)

NET LOSS	$(5,945,175)	$(10,549,254)	$(10,748,430)	$(19,200,467)

Weighted average basic and diluted
common shares outstanding	12,890,607	12,890,607	12,890,607	12,890,607
Net loss per basic and diluted
common share	$ (.46)	$ (.82)	$ (.83)	$ (1.49)

The accompanying notes are an integral part of these consolidated statements. Page 5

BAYOU STEEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,748,430)	$(19,200,467)
Depreciation	4,278,402	3,970,034
Amortization	269,815	245,996
Provision for lower of cost or market inventory reserve	—	1,050,000
Provision for (reduction in) losses on accounts receivable	68,430	(96,013)
Changes in working capital:
(Increase) decrease in receivables	(98,442)	1,754,036
Decrease in inventories	3,105,516	13,140,789
(Increase) in prepaid expenses	(1,602,669)	(845,522)
(Decrease) in accounts payable	(593,414)	(5,076,289)
Increase in interest payable
and accrued liabilities	582,654	682,609

Net cash (used in) operations	(4,738,138)	(4,374,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,150,526)	(5,560,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue and other costs	—	(278,131)
Net borrowings under line of credit	5,888,664	—

Net cash provided by (used in) financing activities	5,888,664	(278,131)

NET (DECREASE) IN CASH	—	(10,213,239)
CASH, beginning balance	—	17,446,189

CASH, ending balance	$ —	$ 7,232,950

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest (net of amount capitalized)	$ 5,700,000	$ 5,691,122
Income taxes	$ —	$ —

The accompanying notes are an integral part of these consolidated statements. Page 6

BAYOU STEEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

1)     BASIS OF PRESENTATION AND CURRENT INDUSTRY CONDITIONS

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of March 31, 2002 are based on last-in, first-out (“LIFO”) estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 2001.

     The accompanying consolidated financial statements include the accounts of Bayou Steel Corporation and its wholly-owned subsidiaries (the “Company”) after elimination of all significant intercompany accounts and transactions. The results for the six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2002.

     Excluded from common stock equivalents in the calculation of diluted loss per share were 554,000 and 389,000 common stock options for the quarters and six month periods ended March 31, 2002 and 2001, respectively.

     During the past three years market conditions within the domestic steel industry have experienced significant downward economic pressure largely due to market price and shipment volume declines resulting from high volumes of foreign steel imported into the United States at prices which challenge the domestic industry’s ability to viably compete. In addition to the impact of low priced imported steel, the industry has been negatively affected by the weak United States economy in general and the increased cost of production due to high electricity and natural gas cost experienced in 2000 and into 2001. These forces have driven market prices to levels below the cost of production for certain domestic producers, and as a result, many steel manufacturers have curtailed production and/or ceased operations, and a number of steel industry competitors have sought protection under the United States Bankruptcy Code.

     As a result of these conditions, the Company has experienced significant financial losses over the last seven quarters. Management believes, however, that the Company has the ability to sustain its operations and meet its commitments at least for the near-term through effective management of its operations and the available liquidity provided through its line of credit arrangement. Should these negative market conditions persist on a long-term basis and the Company continue to incur significant financial losses, its ability to continue to manage liquidity for the long-term may be jeopardized.

     In the first fiscal quarter of 2002, the International Trade Commission (“ITC”) issued a ruling that steel imports since 1998 have injured the United States steel industry in certain product ranges representing approximately one-third of the Company’s product line. The President took action based on the ITC’s ruling imposing tariffs on such imports in the second fiscal quarter of 2002. The effectiveness of the tariffs on the Company is unknown at this time because of, among other things, the exclusion of certain countries, the Company’s product range affected, and the potential for importers to shift into other product ranges that may or may not compete with the Company’s products.

2) INVENTORIES Inventories consist of the following:

	(Unaudited) March 31, 2002	(Audited) September 30, 2001
Steel scrap	$ 1,380,442	$ 2,051,995
Billets	4,518,881	5,973,803
Finished product	37,102,367	39,315,810
LIFO adjustments	7,991,112	6,548,999

	50,992,802	53,890,607
Operating supplies	10,273,134	10,480,845

	$61,265,936	$64,371,452

     As of March 31, 2002 and September 30, 2001, $3.5 million and $3.9 million, respectively, in lower of LIFO cost or market reserves are included as reductions of finished product inventory.

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

4)      SHORT-TERM BORROWING ARRANGEMENT

     The Company maintains a $50 million line of credit agreement, secured by accounts receivable and inventories, used for general corporate purposes. Based on the borrowing base criteria, $32 million was available as of March 31, 2002. The agreement has a five-year term and bears interest at Prime or the London Interbank Borrowing Rate plus a percentage based on excess availability ranging from 2% to 2.5%. The terms of the agreement require the Company to maintain a minimum net worth when excess availability is less than $20 million. The minimum net worth requirement is determined on a declining scale decreasing from $47 million at March 31, 2002 to $41 million for the six months ending September 30, 2002 and is adjusted for earnings for each six month period thereafter. If the current year losses continue unabated, the Company would be subject to the net worth test requirement under its credit facility. These conditions could have implications to the Company’s liquidity and ability to continue to meet its commitments.

     Under the terms of the line of credit agreement, the lender may establish certain “availability reserves”, as defined, which, if imposed, must be established in good faith by the lender, the result of which could reduce the amount of availability under the line of credit below the amount that would otherwise be established under the borrowing base determination. Generally, the lender’s rights to impose such reserves must be supported by events, conditions, contingencies or risks which, as determined by the lender in good faith, do or may affect the underlying collateral. Subsequent to the execution of the agreement, no such availability reserves had been established by the lender, and management is unaware of any conditions that currently exist that would result in the establishment of such availability reserves.

     As of March 31, 2002, the Company had an outstanding balance of $5.9 million under the line of credit. There were no borrowings under the line of credit as of September 30, 2001. The maximum amount outstanding during the six-month period ended March 31, 2002 was $8.7 million. The average borrowings were $5.2 million and the weighted average interest rate was 4.37%.

5)     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the “guarantor subsidiaries”), which are wholly-owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the first mortgage notes on a joint and several basis. The indenture governing the first mortgage notes provides certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company. The following are condensed consolidating balance sheets as of March 31, 2002 and September 30, 2001 and condensed consolidating statements of operations for the three months and six months ended March 31, 2002 and 2001 and condensed consolidating statements of cash flows for the six months ended March 31, 2002 and 2001 (in thousands).

Condensed Balance Sheets	March 31, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$110,849	$17,800	$(40,951)	$ 87,698
Property and equipment, net	82,499	27,293	—	109,792
Other noncurrent assets	6,582	205	(2,100)	4,687

Total assets	$199,930	$45,298	$(43,051)	$202,177

Current liabilities	$ 29,409	$43,198	$(40,951)	$ 31,656
Long-term debt	119,299	—	—	119,299
Equity	51,222	2,100	(2,100)	51,222

Total liabilities and equity	$199,930	$45,298	$(43,051)	$202,177

	September 30, 2001 (Audited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$109,054	$20,276	$(40,159)	$ 89,171
Property and equipment, net	85,429	27,491	—	112,920
Other noncurrent assets	9,816	223	(5,140)	4,899

Total assets	$204,299	$47,990	$(45,299)	$206,990

Current liabilities	$ 23,087	$42,850	$(40,159)	$ 25,778
Long-term debt	119,242	—	—	119,242
Equity	61,970	5,140	(5,140)	61,970

Total liabilities and equity	$204,299	$47,990	$(45,299)	$206,990

Condensed Statements of Operations	Three Months Ended March 31, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 30,301	$ 9,447	$(4,333)	$ 35,415
Cost of sales and administrative expense	(31,950)	(10,963)	4,333	(38,580)

Operating loss	(1,649)	(1,516)	—	(3,165)
Interest and other income (expense)	(4,296)	(143)	1,659	(2,780)

Net loss	$ (5,945)	$ (1,659)	$ 1,659	$ (5,945)

	Three Months Ended March 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 32,945	$ 9,418	$(3,692)	$ 38,671
Cost of sales and administrative expense	(38,440)	(11,852)	3,692	(46,600)

Operating loss	(5,495)	(2,434)	—	(7,929)
Interest and other income (expense)	(5,054)	(200)	2,634	(2,620)

Net loss	$(10,549)	$(2,634)	$ 2,634	$(10,549)

Page 9

	Six Months Ended March 31, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 58,649	$ 16,525	$(10,001)	$ 65,173
Cost of sales and administrative expense	(61,119)	(19,173)	10,001	(70,291)

Operating loss	(2,470)	(2,648)	—	(5,118)
Interest and other income (expense)	(8,278)	(391)	3,039	(5,630)

Net loss	$(10,748)	$ (3,039)	$ 3,039	$(10,748)

	Six Months Ended March 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 62,522	$ 18,970	$(7,918)	$ 73,574
Cost of sales and administrative expense	(70,969)	(24,589)	7,918	(87,640)

Operating loss	(8,447)	(5,619)	—	(14,066)
Interest and other income (expense)	(10,753)	(440)	6,059	(5,134)

Net loss	$(19,200)	$ (6,059)	$ 6,059	$(19,200)

Condensed Statements of Cash Flows	Six Months Ended March 31, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(10,748)	$(3,039)	$ 3,039	$(10,748)
Noncash items	4,053	564	—	4,617
Equity in losses of subsidiaries	3,039	—	(3,039)	—
Changes in working capital	(1,412)	2,805	—	1,393

Net cash from operating activities	(5,068)	330	—	(4,738)

Cash flows from investing activities:
Purchases of property and equipment	(821)	(330)	—	(1,151)

Cash flows from financing activities:
Net borrowings under line of credit	5,889	—	—	5,889

Net change in cash	—	—	—	—
Cash, beginning of period	—	—	—	—

Cash, end of period	$ —	$ —	$ —	$ —

	Six Months Ended March 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(19,200)	$(6,059)	$ 6,059	$(19,200)
Noncash items	3,587	1,583	—	5,170
Equity in losses of subsidiaries	6,059	—	(6,059)	—
Changes in working capital	1,427	8,228	—	9,655

Net cash from operating activities	(8,127)	3,752	—	(4,375)

Cash flows from investing activities:
Purchases of property and equipment	(1,808)	(3,752)	—	(5,560)

Cash flows from financing activities:
Debt issue cost	(278)	—	—	(278)

Net change in cash	(10,213)	—	—	(10,213)
Cash, beginning of period	17,446	—	—	17,446

Cash, end of period	$ 7,233	$ —	$ —	$ 7,233

Page 10

6)     INCOME TAXES

     As of March 31, 2002, for tax purposes, the Company had net operating loss carryforwards (“NOLs”) of approximately $133 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2021 although most expire by fiscal 2011. The Company maintains a valuation allowance on a portion of its NOLs and fully reserved any future benefits that may be derived from the loss reported in the current quarter. While management believes that it is more likely than not that the currently established net deferred tax asset will be realized in the future, should negative market conditions continue to persist for the domestic steel industry on a long-term basis, negative adjustments to the deferred tax asset valuation allowance may be required in future periods.

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

     As of March 31, 2002, the Company has commitments to purchase a portion of the natural gas utilized in its production process at various fixed prices over the next six months. Under the terms of the agreement the Company is obligated to pay $0.6 million to purchase approximately one-third of its expected natural gas requirement under the take or pay agreement.

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

CURRENT INDUSTRY CONDITIONS AND RESULTS OF OPERATIONS

     During the past three years market conditions within the domestic steel industry have experienced significant downward economic pressure largely due to market price and shipment volume declines resulting from high volumes of foreign steel imported into the United States at prices which challenge the domestic industry’s ability to viably compete. In addition to the impact of low priced imported steel, the industry has been negatively affected by the weak United States economy in general and the increased cost of production due to high electricity and natural gas cost experienced in 2000 and into 2001. These forces have driven market prices to levels below the cost of production for certain domestic producers, and as a result, many steel manufacturers have curtailed production and/or ceased operations, and a number of steel industry competitors have sought protection under the United States Bankruptcy Code.

     As a result of these conditions, the Company has experienced significant financial losses over the last seven quarters. Management believes, however, that the Company has the ability to sustain its operations and meet its commitments at least for the near-term through effective management of its operations and the available liquidity provided through its line of credit arrangement. Should these negative market conditions persist on a long-term basis and the Company continue to incur significant financial losses, its ability to continue to manage liquidity for the long-term may be jeopardized.

     In the first fiscal quarter of 2002, the International Trade Commission (“ITC”) issued a ruling that steel imports since 1998 have injured the United States steel industry in certain product ranges representing approximately one-third of the Company’s product line. The President took action based on the ITC’s ruling imposing tariffs on such imports in the second fiscal quarter of 2002. The effectiveness of the tariffs on the Company is unknown at this time because of, among other things, the exclusion of certain countries, the Company’s product range affected, and the potential for importers to shift into other product ranges that may or may not compete with the Company’s products.

     The Company reported a loss from operations of $3.2 million in the second quarter of fiscal 2002 compared to $7.9 million in the same period of fiscal 2001 despite an 8% reduction in sales. The $4.7 million improvement was due to two factors. First, through a combination of cost reduction initiatives and decreasing electricity, natural gas, and other fuel prices (collectively fuels), the reduction in conversion cost contributed $5.5 million. Second, the prior year period included a $1.0 million inventory market valuation charge. The positive impact of the Company’s cost reduction initiatives was partially offset by a decrease in metal margin (the difference between the cost of the raw material steel scrap and the selling price of the finished product) as selling prices fell $15 per ton and scrap cost only decreased $4 per ton.

     For the first six months of fiscal 2002, the Company reported a loss from operation of $5.1 million compared to $14.1 million in the same period of fiscal 2001 despite an 11% reduction in sales. The $9.0 million improvement was due to the same factors as above with the reduction in conversion cost totaling $8.0 million, a period cost reduction of $1.9 million, and an unfavorable metal margin variance of $7 per ton.

     The following table sets forth shipment and sales data.

	Three Months Ended March 31,
	2002	2001
Net Sales (in thousands)	$ 35,415	$ 38,671
Shipment Tons	134,468	139,059
Average Selling Price Per Ton	$ 259	$ 274

	Six Months Ended March 31,
	2002	2001
Net Sales (in thousands)	$ 65,173	$ 73,574
Shipment Tons	241,262	260,559
Average Selling Price Per Ton	$ 266	$ 278

A.     Sales

     Net sales for the quarter decreased by 8% on a 3% and a 5% decrease in shipments and average selling price, respectively, compared to the second quarter of fiscal 2001. For the six month period ended March 31, 2002, net sales decreased 11% on a 7% and a 4% decrease in shipments and average selling price, respectively, compared to the same period last year. While shipments were down compared to the same periods last year, second quarter shipments increased 26% from the first fiscal quarter of this year while backlog remained stable. Even though the second quarter is typically better than the first quarter historically, this level of increase in shipments is a sign that the domestic economy may be recovering and that the level of imports in the Company’s product range may have declined somewhat. Additionally, in recent quarters, the Company’s customers have reduced inventories to conserve cash and any increase in end user demand should flow quickly to the mills. However, the significant damage done to selling prices by the recession and imports has resulted in one of the lowest average selling price ever experienced by the Company. The entire second fiscal quarter was impacted by the price decrease effective in the middle of the first fiscal quarter. During the second fiscal quarter, a $15 per ton price increase was announced for shipments beginning in May. The Company expects to realize a significant portion of this increase as it impacts almost its entire product line. The Company is concerned that a new influx of imports could undermine this or future price increases.

B.     Cost of Goods Sold

     Cost of goods sold exceeded sales for the quarter and six months ended March 31, 2002 as well as those of the prior year respective periods. The amount that costs exceed sales has decreased significantly as a result of two factors. First, in the prior year the Company initiated a series of aggressive cost reduction initiatives the result of which reduced conversion cost $1.4 million compared to the second fiscal quarter of 2001 and $1.9 million on a year to date comparison. Second, the unusually high fuel prices experienced throughout fiscal 2001 decreased resulting in a reduction in conversion cost of approximately $4.1 million and $6.1 million in quarterly and year to date comparisons with the prior year respective periods. Also as part of the aggressive cost control program, period costs were reduced by over $1.0 million comparing quarter to quarter and nearly $2.0 million on a year to date comparison. These positive factors more than offset the unfavorable changes in metal margin from the prior year quarter and year to date.

     Scrap is used in the Company’s melting operations in Louisiana and is a significant component of the cost of billets utilized by its rolling mills. Net scrap cost decreased 4% and 6% for the quarter and six month periods ended March 31, 2002, respectively, compared to the same periods of last year. While this had a favorable impact on cost of goods sold and operating margin, the decrease in the average selling price over the same respective periods exceeded the reduction in scrap cost per ton, unfavorably impacting the metal margin. The Company expects that, over the next few months, scrap prices will increase as demand at domestic mills increases potentially offsetting some or all of the benefits of the announced price increase.

     Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into finished product. Conversion cost per ton for the Louisiana operations decreased by 27% for the quarter and 21% for the current six month period compared to the respective periods of last year. A decrease in the price and consumption of fuels accounts for approximately 75% of the change while the remainder is due to increased production and other cost reduction initiatives. Given the recent increase in shipments, the Company will increase production hours which, in the long run, is expected to improve conversion cost.

     The Tennessee rolling mill experienced a slight increase in conversion cost for the quarter and six month period due to the short production cycles at the facility resulting from the poor market conditions and due to the introduction of new products expanding the Company’s product mix into new markets. The short cycles cause the facility to change product often and utilize short production runs of each product which severely impact productivity. Lower production increases fixed cost per ton and certain variable cost. Additionally, as the Company experienced learning curve challenges related to new products, financial results have been temporarily impacted.

     The Company continues to critically evaluate the cost effectiveness of certain operating assets, their mode of operation and the impact on inventories and cost, and the general business environment in which each facility operates. Although the goal of achieving operating cash flow breakeven (loss plus depreciation and amortization) has not been achieved, management believes that continued focus on operating cost, efficiencies, and capacity utilization will be a large contributor to obtaining this goal and providing liquidity to meet future operating needs. However, the deeply discounted selling price represents a significant barrier to achievement of this objective.

C.     Income Taxes

     As of March 31, 2002, for tax purposes, the Company had net operating loss carryforwards (“NOLs”) of approximately $133 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2021 although most expire by fiscal 2011. The Company maintains a valuation allowance on a portion of its NOLs and fully reserved any future benefits that may be derived from the loss reported in the current quarter. While management believes that it is more likely than not that the currently established net deferred tax asset will be realized in the future, should negative market conditions continue to persist for the domestic steel industry on a long-term basis, negative adjustments to the deferred tax asset valuation allowance may be required in future periods.

D.     Net Loss

     Net loss decreased $4.6 million and $8.5 million in the second quarter and first six months of fiscal 2002 compared to fiscal 2001 due primarily to reduced cost. Based on current market conditions, including the expected increase in selling prices and scrap prices, the Company expects to incur a loss in the third and fourth quarters of fiscal 2002.

     Subsequent to the end of the second fiscal quarter the State of Louisiana Legislature passed a bill accelerating payment of certain tax credits due the Company in future years. Accordingly, the Company will record a $2 million tax credit related to the accelerated payment of future State tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

A.     Operating Cash Flow

     As of March 31, 2002, the Company had $5.9 million drawn under its revolving credit facility. For the first six months of fiscal 2002, operating cash flow, defined as net loss excluding depreciation, amortization and other non-cash items was a negative $6.1 million as a result of the losses sustained during the period. The Company continues its efforts to achieve operating cash flow breakeven through its aggressive cost reduction program and marketing efforts designed in increase shipments and gross profit.

     Changes in working capital provided $1.4 million in cash due largely to the planned decrease in inventories to levels commensurate with shipments. The Company plans to utilize its credit facility to make its semiannual interest payment due on May 15, 2002. The Company anticipates receiving approximately $2.5 million in Federal and State tax refunds in the next quarter.

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

B.     Capital Expenditures

     Capital expenditures totaled $1.2 million in the first six months of fiscal 2002 compared to $5.6 million in the same period last year. Last year, the Company was completing certain major capital additions. The Company plans to spend primarily maintenance capital requiring approximately $3 million within the next year.

C.     Financing

     The Company maintains a credit facility secured by inventory and accounts receivable with available borrowings up to $50 million, including outstanding letters of credit. The terms of the five-year agreement require the Company to maintain a minimum net worth when excess availability is less than $20 million. The minimum net worth requirement is determined on a sliding scale decreasing from $47 million at March 31, 2002 to $41 million for the six months ending September 30, 2002 and is adjusted for earnings for each of the six month periods thereafter. As of March 31, 2002, $5.9 million was drawn on the credit facility and, utilizing the borrowing base criteria, $32 million was available. If the current year losses continue unabated, the Company would be subject to the net worth test requirement under its credit facility. These conditions could have implications to the Company’s liquidity and ability to continue to meet its commitments.

     Under the terms of the credit agreement, the lender may establish certain “availability reserves”, as defined, which, if imposed, must be established in good faith by the lender, the result of which could reduce the amount of availability under the credit facility below the amount that would otherwise be established under the borrowing base determination. Generally the lender’s rights to impose such reserves must be supported by events, conditions, contingencies or risks which, as determined by the lender in good faith, do or may affect the underlying collateral. Subsequent to the execution of the agreement, no such availability reserves had been established by the lender, and management is unaware of any conditions that currently exist that would result in the establishment of such availability reserves.

     Based on the Company’s forecasted operating results and the availability under its credit facility, management believes that the Company has the ability to sustain its operations and meet all required commitments for the near-term. Although the Company anticipates some financial improvement, if losses similar to recent years continue for an extended period of time, the Company’s ability to meet cash operating requirements may be limited. Essentially all of the Company’s fixed assets are pledged as collateral under its first mortgage notes and inventory and accounts receivable secure the credit facility

OTHER COMMENTS

Forward-Looking Information, Inflation and Other

     This document contains various “forward-looking” statements which represent the Company’s expectation or belief concerning future events. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: changes in the price of supplies, power, natural gas, or purchased billets; changes in the selling price of the Company’s finished products or the purchase price of steel scrap; changes in demand due to imports or a general economic downturn; cost overruns or start-up problems with capital expenditures; weather conditions in the market area of the finished product distribution; unplanned equipment outages; realization of cost benefits from internal operational enhancement initiatives; projections concerning future financial performance; Lender’s ability to establish availability reserves on the Company’s credit facility; and changing laws affecting labor, employee benefit costs and environmental and other governmental regulations.

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

PART II — OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1996).

3.2	Amended Restated By-laws of the Company (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

(b)	Reports on Form 8-K

None were filed during the second quarter of fiscal 2002.

Page 15

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By	/s/ Richard J. Gonzalez ———————————————— Richard J. Gonzalez Vice President, Chief Financial Officer, Treasurer, and Secretary

Date: April 25, 2002 Page 16