Form 10-Q
period 2002-06-30
BAYOU STEEL CORP
filed 2002-08-13
CIK 807877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9982

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2002
Class A Common Stock, $.01 par value	10,619,380
Class B Common Stock, $.01 par value	2,271,127
Class C Common Stock, $.01 par value	100

12,890,607

BAYOU STEEL CORPORATION

INDEX

Page 2

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAYOU STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2002	(Audited) September 30, 2001
CURRENT ASSETS:

Receivables, net of allowance for doubtful accounts	$ 17,536,819	$ 18,269,161
Inventories	57,678,096	64,371,452
Deferred income taxes and other	1,567,028	6,530,150

Total current assets	76,781,943	89,170,763

PROPERTY, PLANT AND EQUIPMENT:

Land	3,427,260	3,790,399
Machinery and equipment	154,020,476	158,675,695
Plant and office building	25,659,860	26,795,528

	183,107,596	189,261,622
Less-Accumulated depreciation	(82,487,225)	(76,341,319)

Net property, plant and equipment	100,620,371	112,920,303

DEFERRED INCOME TAXES	—	2,308,055
OTHER ASSETS	2,289,812	2,591,367

Total assets	$ 179,692,126	$ 206,990,488

The accompanying notes are an integral part of these consolidated statements. Page 3

BAYOU STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) June 30, 2002	(Audited) September 30, 2001
CURRENT LIABILITIES:

Accounts payable	$ 15,727,885	$ 16,113,867
Interest payable	1,425,000	4,275,000
Accrued liabilities	6,762,038	5,389,231

Total current liabilities	23,914,923	25,778,098

BORROWINGS UNDER LINE OF CREDIT	7,444,448	--
LONG-TERM DEBT	119,327,253	119,241,573

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value -
Class A: 24,271,127 authorized and 10,619,380
outstanding shares	106,194	106,194
Class B: 4,302,347 authorized and 2,271,127
outstanding shares	22,711	22,711
Class C: 100 authorized and outstanding shares	1	1

Total common stock	128,906	128,906

Paid-in capital	46,045,224	46,045,224
Retained earnings (accumulated deficit)	(17,168,628)	15,796,687

Total common stockholders’ equity	29,005,502	61,970,817

Total liabilities and common stockholders’ equity	$ 179,692,126	$206,990,488

The accompanying notes are an integral part of these consolidated statements. Page 4

BAYOU STEEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001

NET SALES	$ 38,863,948	$ 32,580,583	$ 104,036,616	$ 106,154,316

COST OF SALES	42,113,620	35,406,794	109,092,956	119,723,137

GROSS MARGIN	(3,249,672)	(2,826,211)	(5,056,340)	(13,568,821)

IMPAIRMENT LOSS ON
LONG-LIVED ASSETS	6,602,535	—	6,602,535	—

SELLING, GENERAL AND
ADMINISTRATIVE	1,760,489	1,811,239	5,072,438	5,134,635

OPERATING LOSS	(11,612,696)	(4,637,450)	(16,731,313)	(18,703,456)

OTHER INCOME (EXPENSE):
Interest expense	(2,947,960)	(2,720,090)	(8,785,076)	(8,411,211)
Interest income	—	42,354	15,771	372,406
Miscellaneous	25,595	(149,164)	217,127	77,443

	(2,922,365)	(2,826,900)	(8,552,178)	(7,961,362)

LOSS BEFORE
INCOME TAX	(14,535,061)	(7,464,350)	(25,283,491)	(26,664,818)

PROVISION FOR
INCOME TAX	7,681,824	—	7,681,824	—

NET LOSS	$(22,216,885)	$(7,464,350)	$(32,965,315)	$(26,664,818)

Weighted average basic and diluted
common shares outstanding	12,890,607	12,890,607	12,890,607	12,890,607

Net loss per basic and diluted
common share	$ (1.72)	$ (.58)	$ (2.56)	$ (2.07)

The accompanying notes are an integral part of these consolidated statements. Page 5

BAYOU STEEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,965,315)	$(26,664,818)
Depreciation	6,770,975	6,220,897
Amortization	405,087	381,722
Provision for (reduction in) losses on accounts receivable	109,274	(61,991)
Provision for lower of cost or market reserve	—	1,050,000
Impairment loss on long-lived assets	6,602,535	—
Deferred income taxes	7,681,824	—

Changes in working capital:
Decrease in receivables	623,068	3,256,969
Decrease in inventories	6,693,356	13,673,029
(Increase) in other assets	(410,647)	(469,755)
(Decrease) in accounts payable	(385,982)	(4,774,529)
(Decrease) in interest payable and accrued liabilities	(1,477,193)	(2,144,720)

Net cash used in operations	(6,353,018)	(9,533,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,091,430)	(7,500,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue and other cost	—	(412,000)
Net borrowings under line of credit	7,444,448	—

Net cash provided by (used in) financing activities	7,444,448	(412,000)

NET DECREASE IN CASH	—	(17,446,189)

CASH, beginning balance	—	17,446,189

CASH, ending balance	$ —	$ —

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest (net of amount capitalized)	$ 11,400,000	$ 11,261,211
Income taxes	$ —	$ —

The accompanying notes are an integral part of these consolidated statements. Page 6

BAYOU STEEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 (Unaudited)

1)	BASIS OF PRESENTATION AND CURRENT INDUSTRY CONDITIONS

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, that are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of June 30, 2002 are based on last-in, first-out (“LIFO”) estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 2001.

     The accompanying consolidated financial statements include the accounts of Bayou Steel Corporation and its wholly-owned subsidiaries (the “Company”) after elimination of all significant intercompany accounts and transactions. The results for the nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2002.

     Excluded from common stock equivalents in the calculation of diluted loss per share were 554,000 and 389,000 common stock options for the three and nine month periods ended June 30, 2002 and 2001, respectively. The Company recognizes revenue from sales at the time of shipment.

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

     As a result of these conditions, the Company has experienced significant financial losses over the last eight quarters. Management believes, however, that the Company has the ability to sustain its operations and meet its commitments, at least for the near-term, through effective management of its operations and the available liquidity provided through its credit facility. However, if the Company continues to incur significant cash losses or if availability provided through the credit facility is curtailed by circumstances beyond its cash requirement needs, the Company’s ability to continue to manage its liquidity needs and meet its operating and other financial commitments for the long-term may be jeopardized.

     In the first fiscal quarter of 2002, the International Trade Commission (“ITC”) issued a ruling that steel imports since 1998 have injured the United States steel industry in certain product ranges representing approximately one-third of the Company’s product line. The President took action based on the ITC’s ruling imposing tariffs on such imports in the second fiscal quarter of 2002. The apparent impact of this action and the recent weakening of the dollar relative to foreign currency have given the Company some relief from imports. Some steel producers may benefit more from the ITC ruling than the Company since more of their product line is covered by the tariffs or the products were given greater protection than the Company’s products.

2)	INVENTORIES

Inventories consist of the following:

	(Unaudited) June 30, 2002	(Audited) September 30, 2001
Scrap steel	$ 1,538,324	$ 2,051,995
Billets	6,734,199	5,973,803
Finished product	36,090,582	39,315,810
LIFO adjustments	2,676,667	6,548,999

	$47,039,772	$53,890,607
Operating supplies and other	10,638,324	10,480,845

	$57,678,096	$64,371,452

As of June 30, 2002 and September 30, 2001, $3.5 million and $3.9 million, respectively, in lower of LIFO cost or market reserves are included as reductions of finished product inventory.

3)	PROPERTY, PLANT AND EQUIPMENT

     During the third quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which requires, among other things, that companies recognize impairment losses on long-lived assets. SFAS 144 supersedes previous accounting standards which contained similar provisions. SFAS 144 states that an impairment is a condition that exists when the carrying amount of a long-lived asset or asset group exceeds its fair value and therefore is not recoverable. This condition is deemed to exist if the carrying amount of the asset or asset group exceeds the sum of the undiscounted cash flow expected to be derived from the use and eventual disposition of the asset or asset group.

     As a result of recent operating losses, projections of future operating performance, continued negative market trend, and a change in the mode of operation, the Company believes that the application of the criteria established by SFAS 144 requires recognition of an impairment loss on the asset group comprising its Tennessee rolling mill. In determining the fair value of the Tennessee rolling mill, the Company employed the present value technique of discounting, at a risk free rate, multiple cash flow scenarios that reflect a range of possible outcomes from the utilization and ultimate disposal of the Tennessee rolling mill. The various scenarios made assumptions about key drivers of cash flow, such as metal margin, shipments, capital expenditures, production levels, and distribution cost. Each scenario was then assigned a probability weighting representing management’s judgment of the probability of achieving each cash flow stream. Based on such judgment and assumptions underlying the calculation, the Company has reduced the carrying value of the assets comprising its Tennessee rolling mill by $6.6 million in its third fiscal quarter. The value was generally influenced by a longer time frame in which margins improved toward historical levels. The Company’s ability to achieve certain liquidity levels included in the various cash flow scenarios may result in actions that may again change the carrying value.

4)	LONG-TERM DEBT

     The Company has $120 million of first mortgage notes (the “Notes”) bearing interest at 9.5% (9.65% effective rate) due 2008 with semi-annual interest payments due May 15 and November 15 of each year. The Notes were issued at a discount which is being amortized over the life of the Notes using the straight line method which does not materially differ from the interest method. The Notes are a senior obligation of the Company, secured by a first priority lien, subject to certain exceptions, on certain existing and future real property, plant and equipment.

     The indenture agreement governing the Notes contains certain cross default provisions. One such provision requires that if a default occurs under any of the Company’s secured borrowings with a principal amount in excess of $5 million the result of which accelerates maturity, an event of default exists for the Notes.

5)	CREDIT AGREEMENT

     The Company maintains a $50 million line of credit agreement, secured by accounts receivable and inventories, used for general corporate purposes. Based on the borrowing base criteria, $30 million was available as of June 30, 2002. The agreement has a five-year term and bears interest at Prime or the London Interbank Borrowing Rate plus a percentage based on excess availability ranging from 2% to 2.5%. The terms of the agreement require the Company to maintain a minimum net worth when excess availability, as defined, is less than $20 million. The minimum net worth requirement is $41 million as of June 30, 2002 and for the three months ending September 30, 2002 and is adjusted for earnings for each six month period thereafter. As of June 30, 2002, the Company’s minimum net worth was below $41 million; however, excess availability under the line of credit exceeded $20 million. If the Company’s losses continue unabated, the Company could be subject to the net worth test requirement under its credit facility depending on excess availability. These conditions could have implications on the Company’s liquidity and its ability to continue to meet operating and other financial commitments.

     Under the terms of the line of credit agreement, the lender may establish certain “availability reserves”, as defined, which, if imposed, must be established in good faith by the lender, the result of which could reduce the amount of availability under the line of credit below the amount that would otherwise be established under the borrowing base determination. Generally, the lender’s rights to impose such reserves must be supported by events, conditions, contingencies or risks which, as determined by the lender in good faith, do or may affect the Company’s underlying collateral. Subsequent to the execution of the agreement, no such availability reserves had been established by the lender, and management is unaware of any conditions that currently exist that would result in the establishment of such availability reserves.

     As of June 30, 2002, the Company had an outstanding balance of $7.4 million under the line of credit and no borrowings as of September 30, 2001. The maximum amount outstanding during the nine-month period ended June 30, 2002 was $8.9 million. The average borrowings were $5.3 million and the weighted average interest rate was 4.5%.

6)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the “guarantor subsidiaries”), which are wholly-owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the first mortgage notes on a joint and several basis. The indenture governing the first mortgage notes provides certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company. The following are condensed consolidating balance sheets as of June 30, 2002 and September 30, 2001 and condensed consolidating statements of operations for the three and nine months ended June 30, 2002 and 2001 and condensed consolidating statements of cash flows for the nine months ended June 30, 2002 and 2001 (in thousands).

Condensed Balance Sheets	June 30, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$ 102,370	$ 16,306	$(41,894)	$ 76,782
Property and equipment, net	80,214	20,406	—	100,620
Other noncurrent assets	(5,318)	196	7,412	2,290

Total assets	$ 177,266	$ 36,908	$(34,482)	$179,692

Current liabilities	$ 21,488	$ 44,320	$(41,894)	$ 23,914
Debt	126,772	—	—	126,772
Equity	29,006	(7,412)	7,412	29,006

Total liabilities and equity	$ 177,266	$ 36,908	$(34,482)	$179,692

Page 9

	September 30, 2001 (Audited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$109,054	$20,276	$(40,159)	$ 89,171
Property and equipment, net	85,429	27,491	—	112,920
Other noncurrent assets	9,816	223	(5,140)	4,899

Total assets	$204,299	$47,990	$(45,299)	$206,990

Current liabilities	$ 23,087	$42,850	$(40,159)	$ 25,778
Debt	119,242	—	—	119,242
Equity	61,970	5,140	(5,140)	61,970

Total liabilities and equity	$204,299	$47,990	$(45,299)	$206,990

Condensed Statement of Operations	Three Months Ended June 30, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 36,206	$ 9,689	$(7,031)	$ 38,864
Cost of sales and administrative expense	(38,618)	(18,890)	7,031	(50,477)

Operating loss	(2,412)	(9,201)	—	(11,613)
Interest and other income (expense)	(12,123)	(311)	9,512	(2,922)

Loss before income tax	(14,535)	(9,512)	9,512	(14,535)
Provision for income tax	7,682	—	—	7,682

Net loss	$(22,217)	$(9,512)	$ 9,512	$(22,217)

	Three Months Ended June 30, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 29,212	$ 7,169	$(3,801)	$ 32,580
Cost of sales and administrative expense	(31,665)	(9,353)	3,801	(37,217)

Operating loss	(2,453)	(2,184)	—	(4,637)
Interest and other income (expense)	(5,011)	(262)	2,446	(2,827)

Net loss	$(7,464)	$(2,446)	$ 2,446	$(7,464)

	Nine Months Ended June 30, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 94,854	$ 26,214	$(17,032)	$ 104,036
Cost of sales and administrative expense	(99,736)	(38,063)	17,032	(120,767)

Operating loss	(4,882)	(11,849)	—	(16,731)
Interest and other income (expense)	(20,401)	(703)	12,552	(8,552)

Loss before income tax	(25,283)	(12,552)	12,552	(25,283)
Provision for income tax	7,682	—	—	7,682

Net loss	$(32,965)	$(12,552)	$ 12,552	$(32,965)

	Nine Months Ended June 30, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 91,734	$ 26,139	$(11,719)	$ 106,154
Cost of sales and administrative expense	(102,633)	(33,943)	11,719	(124,857)

Operating loss	(10,899)	(7,804)	—	(18,703)
Interest and other income (expense)	(15,766)	(702)	8,506	(7,962)

Net loss	$(26,665)	$(8,506)	$ 8,506	$(26,665)

Page 10

Condensed Statements of Cash Flows	Nine Months Ended June 30, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(32,965)	$(12,552)	$ 12,552	$(32,965)
Noncash items	14,057	7,512	—	21,569
Equity in losses of subsidiaries	12,552	—	(12,552)	—
Changes in working capital	(369)	5,412	—	5,043

Net cash from operating activities	(6,725)	372	—	(6,353)

Cash flows from investing activities:
Purchases of property and equipment	(719)	(372)	—	(1,091)

Cash flows from financing activities:
Net borrowings under line of credit	7,444	—	—	7,444

Net change in cash	—	—	—	—
Cash, beginning of period	—	—	—	—

Cash, end of period	$ —	$ —	$ —	$ —

	Nine Months Ended June 30, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(26,665)	$(8,506)	$ 8,506	$(26,665)
Noncash items	5,631	1,960	—	7,591
Equity in losses of subsidiaries	8,506	—	(8,506)	—
Changes in working capital	(2,000)	11,541	—	9,541

Net cash from operating activities	(14,528)	4,995	—	(9,533)

Cash flows from investing activities:
Purchases of property and equipment	(2,506)	(4,995)	—	(7,501)

Cash flows from financing activities:
Debt issue and other cost	(412)	—	—	(412)

Net change in cash	(17,446)	—	—	(17,446)
Cash, beginning of period	17,446	—	—	17,446

Cash, end of period	$ —	$ —	$ —	$ —

7)	INCOME TAXES

     As of June 30, 2002, for tax purposes, the Company had net operating loss carryforwards (“NOLs”) of approximately $130 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2021. The realization of a net deferred tax asset is dependent in part upon generation of sufficient future taxable income. The Company periodically assesses the carrying value of this asset taking into consideration many factors including changing market conditions, historical trend information, and modeling expected future financial performance. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) requires, among other things, the Company to determine whether it is “more likely than not” that it will realize such benefits and that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. SFAS 109 further indicates that objective negative evidence is difficult to overcome such as cumulative losses in recent years, losses expected in early future years, and a history of potential tax benefits expiring unused.

     After taking into consideration recent operating losses, the continued negative market conditions and giving more weight to factors such as these that are objective and verifiable, the Company has determined that the realization of its previously recorded net deferred tax asset no longer meets the more likely than not criteria established by SFAS 109. Accordingly, the Company recorded an additional valuation allowance of $7.7 million fully reserving any future benefits that might be derived from its NOLs as of June 30, 2002. Because of the extended life of the NOLs (some of which are available for use through the next 20 years) and management’s belief that the Company will generate future taxable income to offset at least a portion of the fully reserved NOLs, management believes that it is reasonably possible that the Company will realize a portion of these NOLs. However, the criteria established by SFAS 109 requires that management’s belief in the realization of the asset through future taxable income is not by itself enough objective positive evidence sufficient to overcome negative objective evidence. Accordingly, consistent with the criteria established by SFAS 109, a full valuation allowance was recorded against the Company’s previous net deferred tax asset as of and for the periods ended June 30, 2002.

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

     As of June 30, 2002, the Company has entered into forward price commitments for approximately 40% of the natural gas it expects to utilize in its production over the next nine months. Although the Company intends to fulfill its commitments under the agreements, a trading market does exist for such commitments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2001.

CURRENT INDUSTRY CONDITIONS

     During the past three years, market conditions within the domestic steel industry have experienced significant downward economic pressure largely due to market price and shipment volume declines resulting from high volumes of foreign steel imported into the United States at prices which challenge the domestic industry’s ability to viably compete. In addition to the impact of low priced imported steel, the industry has been negatively affected by the weak United States economy in general and the increased cost of production due to high electricity and natural gas cost experienced in 2000 and into 2001. These forces have driven market prices to levels below the cost of production for certain domestic producers, and as a result, many steel manufacturers have curtailed production and/or ceased operations, and a number of steel industry competitors have sought protection under the United States Bankruptcy Code.

     As a result of these conditions, the Company has experienced significant financial losses over the last eight quarters. Management believes, however, that the Company has the ability to sustain its operations and meet its commitments, at least for the near-term, through effective management of its operations and the available liquidity provided through its credit facility. However, if the Company continues to incur significant cash losses or if availability provided through the credit facility is curtailed by circumstances beyond its cash requirement needs, the Company’s ability to continue to manage its liquidity needs and meet its operating and other financial commitments for the long-term may be jeopardized. (See “Financing”.)

     In the first fiscal quarter of 2002, the International Trade Commission (“ITC”) issued a ruling that steel imports since 1998 have injured the United States steel industry in certain product ranges representing approximately one-third of the Company’s product line. The President took action based on the ITC’s ruling imposing tariffs on such imports in the second fiscal quarter of 2002. The apparent impact of this action and the recent weakening of the dollar relative to foreign currency have given the Company some relief from imports. Some steel producers may benefit more from the ITC ruling than the Company since more of their product line is covered by the tariffs or the products were given greater protection than the Company’s products.

RESULTS OF OPERATIONS

     Including an asset impairment charge of $6.6 million, the Company reported a loss from operations of $11.6 million in the third quarter of fiscal 2002 compared to $4.6 million in the same period of fiscal 2001. Excluding the impact of the asset impairment charge, the $0.4 million change was due to several factors the most significant of which was a decrease in the metal margin (the difference between the cost of the yielded raw material steel scrap and the selling price of the finished product). During the period, metal margin fell $25 per ton to the lowest ever experienced by the Company, resulting in a $3.0 million increase in the operating loss as the average selling price decreased and scrap cost increased. This negative impact was offset by improvements in shipments and conversion cost (the cost to convert raw materials into billets and billets into finished product), as the well as realization of $2.1 million in tax benefits.

     Including the $6.6 million asset impairment charge, for the first nine months of fiscal 2002 the Company reported a loss from operations of $16.7 million compared to an operating loss of $18.7 million in the same period of fiscal 2001. Excluding the asset impairment charge, the $8.6 million improvement was driven largely by a decrease in conversion cost due to improvements in the price and consumption of electricity, natural gas, and oxygen (collectively fuels) as well as certain cost reduction initiatives. Additionally, the aggressive pursuit of cost reduction initiatives and the tax refund received in the third fiscal quarter have resulted in the reduction of period expenses contributing to improved operating results. Offsetting some of these improvements was a decline in the metal margin of $13 per ton on declining selling prices and rising scrap cost.

     The following table sets forth shipment and sales data.

	Three Months Ended June 30,
	2002	2001
Net Sales (in thousands)	$ 38,864	$ 32,581
Shipment Tons	140,951	115,421
Average Selling Price Per Ton	$ 271	$ 280

	Nine Months Ended June 30,
	2002	2001
Net Sales (in thousands)	$104,037	$106,154
Shipment Tons	382,213	375,980
Average Selling Price Per Ton	$ 268	$ 279

A.	Sales

     Net sales for the quarter improved 19% on a 22% increase in shipments and a 3% decrease in the average selling price compared to the third quarter of fiscal 2001. For the nine months ended June 30, 2002, net sales decreased 2% on a 2% improvement in shipments and a 4% decrease the average selling price compared to the same period last year. The quarterly shipment level is the highest since the fourth quarter of fiscal 2000, and, as of June 30, 2002, the Company’s backlog was the highest this fiscal year. The Company anticipates a slight improvement in shipments for its fourth fiscal quarter. The positive shipment trend may indicate that the underlying demand is responding to the apparent slow economic recovery. However, the significant damage done to selling prices by the recession and imports, as well as fierce domestic competition, has resulted in the Company experiencing one of its lowest average selling price levels during the second quarter of fiscal 2002 of $259 per ton. The improvement in the third fiscal quarter of $12 per ton, while helpful to operating margins, leaves the average selling price far below historical levels.

     In the middle of the third fiscal quarter a $15 per ton price increase went into effect and in mid July the Company realized another $15 per ton price increase. Subsequent to quarter end, an additional $15 per ton price increase was announced by a major competitor, the full impact of which should be realized by mid September. These price increases impact approximately 80% of the Company’s products. Despite the favorable pricing trend, the Company remains cautious that a new influx of imports or disruptions to the apparent slow steady improvement in the domestic economy could undermine these announced or future price increases and/or adversely impact future shipments.

B.	Cost of Goods Sold

     Cost of goods sold exceeded sales for the quarter and nine months ended June 30, 2002 as well as those of the prior year respective periods. The amount that costs exceed sales decreased significantly on a year to date basis as a result of two factors. First, in the prior year the Company initiated a series of aggressive cost reduction and revenue enhancement initiatives (such as the tax refund received in the third fiscal quarter) the result of which reduced conversion and period cost $4.2 million in the first nine months of fiscal 2002 compared to the same period last year. Second, the unusually high fuel prices experienced throughout fiscal 2001 decreased resulting in a reduction in conversion cost of $7.7 million over the same comparative period. These two improvements were more than offset by a $13 per ton decline in metal margin for the nine months ended June 30, 2002.

     Comparing the third quarter of fiscal 2002 to that of fiscal 2001, the amount that costs exceeded sales remained relatively constant. A $25 per ton decrease in metal margin negated the positive impacts of: increased shipments; reductions in conversion and period cost of $2.5 million; and the favorable impact of $2.1 million in tax incentives received during the quarter.

     Scrap is used in the Company’s melting operations in Louisiana and is a significant component of the cost of billets utilized by its rolling mills. Net scrap cost increased 19% and 3% for the quarter and nine month periods ended June 30, 2002, respectively, compared to the same periods of last year. In fiscal 2002, the net scrap cost increased 32% from its low in January, while the average selling price improved only 6% from its year to date low in February. The higher capacity utilization by steel companies producing flat-rolled steel and higher export levels of scrap due to exchange rates have driven prices up to a peak in July. The Company expects that, over the fourth fiscal quarter, scrap prices will remain stable from the July peak. As a result, scrap prices for the fourth quarter are expected to be slightly above their third quarter level while the Company expects to realize a portion of the announced price increases commencing in July and September. The Company expects that scrap prices will increase slightly in the first fiscal quarter of 2003.

     Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into finished product. Conversion cost per ton for the Louisiana operations decreased by 5% for the quarter and 16% for the current nine month period compared to the same respective periods of last year. A decrease in the price and consumption of fuels accounts for approximately 75% of the change while the remainder is due to increased production and other cost reduction initiatives. While conversion costs were favorable relative to the prior year respective periods, they were the highest all year in the third quarter. This increase is due to operational and resource issues, including the addition of a third crew in the Louisiana rolling mill that was added in response to increased shipments. The Company is implementing plans to rectify these issues.

     The Tennessee rolling mill also experienced a decrease in conversion cost for the quarter compared to the prior year quarter. Approximately 35% of the improvement was due to price and consumption of fuels with the remainder due to improved productivity and reduced spending. Although the improvements are encouraging, current market conditions have resulted in shorter production cycles. Short cycles cause the facility to change product often and utilize short production runs of each product both of which severely impact productivity, and in turn increase fixed cost per ton and certain variable costs. Additionally, there have been learning curve issues with certain new products that were introduced with the intent of increasing the products available from this facility, improving shipments, and increasing production and productivity thereby driving down cost. Pricing on these new products has also been adversely impacted beyond expected levels due to competitors’ reactions to the Company’s entry into these products.

     The Company continues its initiatives to improve the viability of this facility and, in light of the current market environment, reduced operations from three shifts to two emphasizing the manufacture of certain products that currently cover full operating cost. In addition to this change, other initiatives that have commenced all focus on longer term results that would provide a return that warrants ongoing investment in the facility. Some of these initiatives include targeted marketing efforts, maximizing recently installed capital, improving product quality, and focused distribution strategies. However, if these initiatives do not achieve the desired results or if market conditions further deteriorate, the ongoing economic viability of the Tennessee rolling mill could be negatively impacted. The Company will continue to monitor these initiatives and industry conditions closely and adjust its strategy accordingly.

C.	Asset Impairment

     During the third quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which requires, among other things, that companies recognize impairment losses on long-lived assets. SFAS 144 supersedes previous accounting standards which contained similar provisions. SFAS 144 states that an impairment is a condition that exists when the carrying amount of a long-lived asset or asset group exceeds its fair value and therefore is not recoverable. This condition is deemed to exist if the carrying amount of the asset or asset group exceeds the sum of the undiscounted cash flow expected to be derived from the use and eventual disposition of the asset or asset group.

     As a result of recent operating losses, projections of future operating performance, continued negative market trend, and a change in the mode of operation, the Company believes that the application of the criteria established by SFAS 144 requires recognition of an impairment loss on the asset group comprising its Tennessee rolling mill. In determining the fair value of the Tennessee rolling mill, the Company employed the present value technique of discounting, at a risk free rate, multiple cash flow scenarios that reflect a range of possible outcomes from the utilization and ultimate disposal of the Tennessee rolling mill. The various scenarios made assumptions about key drivers of cash flow, such as metal margin, shipments, capital expenditures, production levels, and distribution cost. Each scenario was then assigned a probability weighting representing management’s judgment of the probability of achieving each cash flow stream. Based on such judgment and assumptions underlying the calculation, the Company has reduced the carrying value of the assets comprising its Tennessee rolling mill by $6.6 million in its third fiscal quarter. The value was generally influenced by a longer time frame in which margins improved toward historical levels. The Company’s ability to achieve certain liquidity levels included in various cash flow scenarios may result in actions that may again change the carrying value.

D.	Income Taxes

     As of June 30, 2002, for tax purposes, the Company had net operating loss carryforwards (“NOLs”) of approximately $133 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2021. The realization of a net deferred tax asset is dependent in part upon generation of sufficient future taxable income. The Company periodically assesses the carrying value of this asset taking into consideration many factors including changing market conditions, historical trend information, and modeling expected future financial performance. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) requires, among other things, the Company to determine whether it is “more likely than not” that it will realize such benefits and that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. SFAS 109 further indicates that objective negative evidence is difficult to overcome such as cumulative losses in recent years, losses expected in early future years, and a history of potential tax benefits expiring unused.

     After taking into consideration recent operating losses, the continued negative market conditions and giving more weight to factors such as these that are objective and verifiable, the Company has determined that the realization of its recorded net deferred tax asset no longer meets the more likely than not criteria established by SFAS 109. Accordingly, the Company recorded an additional valuation allowance of $7.7 million fully reserving any future benefits that might be derived from its NOLs as of June 30, 2002. Because of the extended life of the NOLs (some of which are available for use through the next 20 years) and management’s belief that the Company will generate future taxable income to offset at least a portion of the fully reserved NOLs, management believes that it is reasonably possible that the Company will realize a portion of these NOLs. However, the criteria established by SFAS 109 requires that management’s belief in the realization of the asset through future taxable income is not by itself enough objective positive evidence sufficient to overcome negative objective evidence. Accordingly, consistent with the criteria established by SFAS 109, a full valuation allowance was recorded against the Company’s previous net deferred tax asset as of and for the periods ended June 30, 2002.

E.	Net Loss

     Net loss for the third fiscal quarter increased compared to the same quarter of the prior year as a result of several factors. First, the metal margin decreased $25 per ton. Second, during the quarter the Company provided an additional $7.7 million valuation allowance against its net deferred tax asset. Third, the Company realized a $6.6 million non-cash impairment charge related to its Tennessee rolling mill. Fourth, net interest expense increased $0.3 million as a result of borrowings under the line of credit agreement and a lack of cash to invest. For the comparative nine month period, net loss increased $6.3 million despite the $7.7 million net deferred tax asset valuation allowance and the $6.6 million asset impairment charge as a result of improvements in operating and period costs. Based on current market and operating conditions, including the expected increases in selling prices, the Company expects to incur a loss in the fourth quarter of fiscal 2002 and into fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

A.	Operating Cash Flow

     As of June 30, 2002, the Company had $7.4 million drawn under its revolving credit facility. For the first nine months of fiscal 2002, operating cash flow, defined as net loss excluding depreciation, amortization and other non-cash items, was a negative $11.4 million as a result of the losses sustained during the period. The Company continues its efforts to achieve operating cash flow breakeven through its aggressive cost reduction program and marketing efforts designed to increase shipments and gross profit. Changes in working capital provided $5.0 million in cash due largely to the planned decrease in inventories to levels commensurate with shipments. The Company believes that inventories can be further reduced without impacting shipments.

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

     Capital expenditures totaled $1.1 million in the first nine months of fiscal 2002 compared to $7.5 million in the same period last year. Last year, the Company was completing certain major capital additions. The Company plans to spend primarily maintenance capital requiring from $2 to $4 million over the near-term.

C.	Financing

     The Company maintains a $50 million line of credit agreement, secured by accounts receivable and inventories, used for general corporate purposes. Based on the borrowing base criteria, $30 million was available as of June 30, 2002. The agreement has a five-year term and bears interest at Prime or the London Interbank Borrowing Rate plus a percentage based on excess availability ranging from 2% to 2.5%. The terms of the agreement require the Company to maintain a minimum net worth when excess availability, as defined, is less than $20 million. The minimum net worth requirement is $41 million as of June 30, 2002 and for the three months ending September 30, 2002 and is adjusted for earnings for each six month period thereafter. As of June 30, 2002, the Company’s minimum net worth fell below $41 million; however, excess availability exceeded $20 million. If cash losses continue unabated, the Company could be subject to the net worth test requirement under its credit facility depending on excess availability. In the event that excess availability falls below $20 million and net worth is below the required level, the Company would be in default of its credit agreement and be required to seek a waiver, obtain alternative financing, or otherwise pursue another suitable cure. These conditions would have negative implications on the Company’s ability to manage its liquidity and its ability to continue to meet operating and other financial commitments.

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

     Based on the Company’s forecasted operating results and the availability under its credit facility, management believes that the Company has the ability to sustain its operations and meet all required commitments for the near-term. Although the Company anticipates some financial improvements, if losses similar to recent years continue for an extended period of time, the Company’s ability to meet cash operating requirements may be limited. Essentially all of the Company’s fixed assets are pledged as collateral under its first mortgage notes and inventory and accounts receivable secure the credit facility.

OTHER COMMENTS

Forward-Looking Information, Inflation and Other

     This document contains various “forward-looking” statements which represent the Company’s expectation or belief concerning future events. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements including, without limitation, the following: changes in the price of supplies, power, natural gas, or purchased billets; changes in the selling price of the Company’s finished products or the purchase price of steel scrap; changes in demand due to imports or a general economic downturn; cost overruns or start-up problems with capital expenditures; weather conditions in the market area of the finished product distribution; unplanned equipment outages; realization of cost benefits from internal operational enhancement initiatives; projections concerning future financial performance; the Company’s ability to sustain its operations and meet its commitments at least for the near term, the Company’s lender’s ability to establish availability reserves on the Company’s credit facility; and changing laws affecting labor, employee benefit costs and environmental and other governmental regulations.

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

PART II — OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on May 16, 2002, at which the following matters were brought before and voted upon by the shareholders:

1.	The election of two (2) Class A and four (4) Class B Directors, each to serve until the next annual meeting of stockholders. The following Class A (total number of shares outstanding 10,619,380) and Class B (total number of shares outstanding 2,271,127) Director nominees received the following number of votes cast:

Class A	For	Withheld

Lawrence E. Golub	9,303,022	453,194
Robert E. Heaton	9,327,422	428,794

Class A	For	Withheld

Melvyn N. Klein	2,271,127	0
Albert P. Lospinoso	2,271,127	0
Howard M. Meyers	2,271,127	0
Jerry M. Pitts	2,271,127	0

Page 17

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1996).

3.2	Amended Restated By-laws of the Company (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

(b)	Reports on Form 8-K

The Company filed a Form 8-K, dated June 20, 2002, reporting under Item 4 a change in certifying accountant.

Page 18

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By	/s/ Richard J. Gonzalez ——————————— Richard J. Gonzalez Vice President, Chief Financial Officer, Treasurer, and Secretary Duly Authorized Officer

Date: August 13, 2002 Page 19