Form 10-K
period 2002-09-30
BAYOU STEEL CORP
filed 2003-01-10
CIK 807877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002	Commission File Number: 1-9982

BAYOU STEEL CORPORATION (Exact name of registrant as specified in its charter)

Delaware	72-1125783
(State of Incorporation)	(I.R.S. Employer Identification No.)

138 Highway 3217
P.O. Box 5000
LaPlace, Louisiana	70069
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (985) 652-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        The aggregate market value and the number of voting shares of the registrant’s common stock outstanding on December 31, 2002 was:

Title of Each Class of Common Stock	Shares Outstanding Held By		Market Value Held By Non-Affiliates
	Affiliates	Non-Affiliates
Class A, $.01 par value	396,492	10,222,858	$1,431,200
Class B, $.01 par value	2,271,127	0	N/A
Class C, $.01 par value	100	0	N/A

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated herein by reference in Part III and portions of the registrant’s 2002 Annual Report filed as an exhibit, are incorporated herein by reference in Part II hereof.

BAYOU STEEL CORPORATION

TABLE OF CONTENTS

ii

PART I

Item 1. Business

General

        Bayou Steel Corporation (the “Company”) is a leading producer of light structural shapes and merchant bar steel products. The Company owns and operates a steel minimill and a stocking warehouse on the Mississippi River in LaPlace, Louisiana (the “Louisiana Facility”), three additional stocking locations directly accessible to the Louisiana Facility through the Mississippi River waterway system, and a rolling mill with warehousing facility in Harriman, Tennessee (the “Tennessee Facility”) also accessible through the Mississippi River waterway system. The Company produces merchant bar and light structural steel products ranging in size from two to eight inches at the Louisiana Facility and merchant bar products ranging from one-half to three inches at the Tennessee Facility.

        The Louisiana Facility, which was constructed in 1981 at a cost of $243 million, is a minimill consisting of two electric arc furnaces (one of which is used as a back-up), a rolling mill, a climate controlled warehouse facility, and a deep-water dock on the Mississippi River. A “minimill” is a relatively low-cost steel production facility which uses steel scrap rather than iron ore as its basic raw material. In general, minimills recycle scrap using electric arc furnaces, continuous casters, and rolling mills. The Louisiana Facility’s minimill includes two Krupp/Fuchs computer-controlled electric arc furnaces utilizing water-cooled sidewalls and roof, two Voest-Alpine four-strand continuous casters, a computer supervised Italimpianti reheat furnace, and a 15-stand Danieli rolling mill.

        The Tennessee Facility was acquired and restarted by the Company in late 1995 following the purchase of substantially all of the assets of the Tennessee Valley Steel Corporation (the “TVSC”). The rolling mill at the Tennessee Facility includes a computer supervised reheat furnace, a 16-stand rolling mill and automated straightening, and continuous cut-to-length, stacking and bundling equipment.

        The Company purchases scrap in the open market from a large number of steel scrap dealers, and operates an automobile shredder and scrap processing facility to produce some of the scrap used in its operations. At the Louisiana Facility, steel scrap is used to produce finished steel in a variety of merchant bar and light structural products, including angles, flats, channels, standard beams, and wide flange beams. At the Tennessee Facility, billets are rolled to produce merchant bar products, including angles, flats, rounds, and squares, and also has the capability to produce rebar.

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

Manufacturing Process and Facilities

        Steel scrap is the principal raw material used in the production process. The Company purchases most of its scrap needs on the open market and transports it to the Louisiana Facility by barge, ocean going vessel, rail, and truck, and stores it in a scrap receiving yard. The Company has been able to control the availability and the cost of steel scrap to some degree by producing its own shredded and cut grade scrap through its scrap processing division, Mississippi River Recycling. The division currently supplies approximately 30% of the steel scrap requirement. Steel scrap is melted in an alternating current electric arc furnace which heats the steel scrap to approximately 3000°F. During the melting and refining process, impurities are removed from the molten steel. After the scrap reaches a molten state, it is poured from the furnace into ladles, where final heating takes place in a ladle metallurgical facility and adjustments of alloying elements and carbon are made to obtain the desired chemistry. The ladles of steel are then transported to one of two four-strand continuous casters in which the molten steel is solidified in water-cooled molds. The casters produce long strands of steel that are cut by torch into billets (semi-finished product of specified weights), moved to a cooling bed and marked for identification. After cooling, the billets are transferred to a rolling mill for further processing. Billets in excess of the Louisiana Facility’s rolling mill requirements are shipped to the Tennessee Facility via rail for its rolling mill.

        In the Louisiana Facility’s rolling mill, billets are reheated in a walking beam reheat furnace equipped with a recuperator before being rolled. Once the billets are heated to approximately 2000°F, they are rolled through up to fifteen mill stands which form the billets into the dimensions and sizes of the finished products. The heated finished shapes are placed on a cooling bed and then straightened and cut into either standard 20 or 40-foot lengths or specific customer lengths. The products are then stacked into 2½ to 5-ton bundles, processed (if needed) through an off-line saw, and placed in a climate-controlled warehouse where they are subsequently shipped to the Company’s stocking locations via barge or to customers via truck, rail, or barge.

        In the Tennessee Facility’s rolling mill, billets are reheated in a pusher reheat furnace equipped with a recuperator before being rolled. Once the billets are heated to approximately 2000°F, they are rolled through up to sixteen mill stands which form the billets into the dimensions and sizes of the finished products. The heated finished shapes are placed on a cooling bed and then straightened and cut into either standard 20 or 40-foot lengths or specific customer lengths. The products are then stacked into 2½ ton bundles and placed in a climate-controlled warehouse where they are subsequently shipped to the Company’s stocking locations via barge or to customers via truck or rail.

Products

        The Louisiana Facility is capable of producing a variety of merchant bar and light structural steel products and the Tennessee Facility is capable of producing a wide range of merchant bar products and rebar.

Size Range (In Inches)
Profile	Tennessee	Louisiana
Equal Angles	¾-2	2-6
Flats	1-3	3-8
Channels	N/A	3-8
Squares	½-1	N/A
Rounds	½-2	N/A
Unequal Angles	N/A	4-6
Rebar	#4-#11	N/A
Standard Beams	N/A	3-6
Wide Flange Beams	N/A	4-6

        The Company’s finished products are used for a wide range of commercial and industrial applications, including the construction and maintenance of petrochemical plants, barges and light ships, railcars, trucks and trailers, rack systems, tunnel and mine support products, joists, sign and guardrail posts for highways, power and radio transmission towers, and bridges. Rebar is used in highway and bridge construction, concrete structures such as parking garages, and home construction for driveways, sidewalks, and swimming pools.

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

Customers and Sales

        The Company has nearly 400 customers in the United States, Canada, and Mexico. The majority of the Company’s finished products (approximately 74% in fiscal 2002) are sold to domestic steel service centers, while the remainder are sold to original equipment manufacturers (approximately 20% in fiscal 2002) and export customers (approximately 6% in fiscal 2002). Steel service centers warehouse steel products from various minimills and integrated mills and sell combinations of products from different mills to their customers. Some steel service centers also provide additional labor-intensive value-added services such as fabricating, cutting or selling steel by the piece rather than by the bundle. Rebar may be selectively produced and sold to customers who are not necessarily part of the existing customer base.

        In fiscal 2002, the Company’s top ten customers accounted for approximately 53% of total sales and one customer accounted for approximately 10% of total sales. The Company believes that it is not dependent on any customer and that it could, over time, replace lost sales attributable to any one customer.

        The Company maintains a real-time computer information system, which tracks prices offered by competitors, as well as freight rates from its customers to both the stocking locations and the nearest competitive facilities and an electronic data interchange system that allows the Company to manage several of its customers’ inventory (Vendor Managed Inventories, VMI) needs. Recently, the VMI system was expanded to utilize the Internet to allow more customers to use this system. This system, which interfaces with a customer’s system, reduces overhead and is intended to increase sales while providing the customer with just-in-time inventory capabilities, thus improving inventory turns. The Company expects to continue to implement this system upon request and believes that the system gives it a competitive advantage.

        Although sales tend to be slower during the winter months due to the impact of winter weather on construction and transportation activities and during the late summer due to planned plant shutdowns of end-users, seasonality has not been a material factor in the Company’s business. As of September 30, 2002 and 2001, backlog of unfilled cancelable orders totaled, $61 million and $70 million, respectively. As of November 30, 2002, backlog totaled $62 million.

        The level of billet sales to third parties is dependent on the Company’s billet requirements and worldwide market condition, which may vary greatly from year to year. In the past three fiscal years the Company has consumed substantially all of its billet production.

Distribution

        The Louisiana Facility, which includes a deep-water dock, is strategically located on the Mississippi River, which the Company believes enhances its competitive posture by reducing overall transportation costs because it can receive steel scrap and ship its product by barge, normally the most economical method of transportation in the steel industry. The Company also believes that the location of its minimill on the Mississippi River and its network of inland waterway warehouses enable it to access markets for its products that would otherwise be uneconomical due to the high freight costs of its products relative to selling price. The Company operates inventory stocking warehouses near Chicago, Tulsa, and Pittsburgh, which complement its operations in Louisiana and Tennessee. These facilities, each of which is equipped with an inland waterway dock, enable the Company to significantly increase its marketing territory by providing storage capacity for finished products in three additional markets and by allowing the Company to meet customer demand far from its Louisiana and Tennessee mills on a timely basis. From these locations, product is primarily distributed by truck. In addition, rail shipments from the Louisiana Facility are made to some customers, primarily those on the West Coast and in Mexico.

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

        Light Structural Shapes. The Louisiana Facility’s location on the Mississippi River, as well as the stocking locations in three additional regions of the country, provide access to large markets in the Eastern, Midwestern, Southern, and Central portions of the United States. As a result, the Company competes in the light structural shape market with several major domestic minimills in each of these regions. Depending on the region and product, the Company primarily competes with Nucor Corporation’s Bar Mill Group (comprised of Nucor Darlington, Jewett, Norfolk and Plymouth and the former Auburn Steel and the former Birmingham Steel in Seattle, Kankakee, Jackson and Birmingham), and Gerdau Ameristeel (comprised of Ameristeel, the former Birmingham-Cartersville, Manitoba Rolling Mill, Courtice and LASCO), and Commercial Metals Corporation (comprised of SMI Steel South Carolina, SMI Steel Alabama and SMI Steel Texas). Certain of these competitors have significantly greater financial resources than the Company.

        Merchant Bar Shapes. The Tennessee Facility’s location accessible to the Mississippi River waterway system, as well as the Company’s stocking locations in three additional regions of the country, provide access to large markets in the Appalachian states, and the Eastern, Midwestern, upper Midwestern, Mid-Atlantic, and Central portions of the United States. Merchant bar competitors in the regions are Gerdau Ameristeel, Commercial Metals Corporation, Nucor Corporation, Roanoke Electric, North Star Steel and Marion Steel. The recent acquisition of Qualitech by SMI and conversion to a merchant bar producer from special bar quality is forecasted for 2004.

        Rebar. The Tennessee Facility may produce rebar in varying quantities depending on economic and market trends. The Tennessee Facility’s main competitor for rebar is Gerdau Ameristeel Corporation in Knoxville, Tennessee. Gerdau Ameristeel, however, fabricates a large portion of its rebar in competition with independent fabricators who would be the target customers of the Tennessee Facility. Independent fabricators opting not to buy from a competitor may create a significant niche. Other competitors include SMI/Cayce Steel and Nucor Corporation.

        Foreign steel producers historically have not competed significantly with the Company in the domestic market for merchant bar and light structural shape sales due to higher freight costs relative to end product prices. However, during fiscal 2000 and 2001, the Company experienced significant competition from foreign producers adversely impacting both price and shipment volumes. The market pressures that commenced with an oversupply due to imports have had an adverse impact on the Company’s financial position.

Raw Materials

        The Company’s major raw material is steel scrap, which is generated principally from industrial, automotive, demolition, railroad, and other sources, is primarily purchased directly in the open market through a large number of steel scrap dealers. The Company is able to efficiently transport steel scrap from suppliers throughout the inland waterway system and through the Gulf of Mexico, permitting it to take advantage of steel scrap purchasing opportunities far from its minimill, and to protect itself from supply imbalances that develop from time to time in specific local markets. In addition, unlike many other minimills, the Company, through its own scrap purchasing staff, buys scrap primarily from scrap dealers and contractors rather than through brokers. The Company believes that its enhanced knowledge of scrap market conditions gained by being directly involved in scrap procurement on a daily basis, coupled with management’s extensive experience in metals recycling markets, gives the Company the ability to minimize the cost of its highest cost component. The Company does not currently depend upon any single supplier for its scrap. No single vendor supplies more than 10% of the Company’s scrap needs. The Company, on average, maintains a 15 to 20-day inventory of steel scrap.

        The Company has a program of buying directly from local steel scrap dealers for cash. Through this program, the Company has procured approximately 23% of its steel scrap at prices lower than those of large steel scrap dealers. The Company also maintains an automobile shredder and scrap processing facility at a site adjacent to the Louisiana Facility to produce shredded steel scrap and cut grades, two of several types used by the Company. The scrap processing division began operating the automobile shredder in late fiscal 1995 and commenced scrap processing in late fiscal 1998. During fiscal 2002, approximately 30% of the total steel scrap requirements were met by this operation. The Company plans, and the operation has the capacity to produce a greater quantity of steel scrap; however, low scrap prices in recent years limited the availability of raw material to process.

        The cost of steel scrap is subject to market forces, including demand by other steel producers. The cost of steel scrap and the availability of raw material for its scrap processing operations can vary significantly, and finished product prices generally cannot be adjusted in the short-term to recover large increases in steel scrap costs. Over longer periods of time, however, finished product prices and steel scrap prices have trended in the same direction.

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

        The Tennessee Facility purchases billets on the open market to supply part of its billet requirements. The Company has not experienced any shortages or significant delays in delivery of these materials and believes that an adequate supply of raw materials will continue to be available to supplement internally supplied billets. Due to operating in a reduced mode in fiscal 2001 and 2002, the Tennessee Facility purchased only small quantities on the open market.

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

        The Louisiana Facility’s contract with the local utility contains a fuel adjustment clause which allows the utility company to pass on to its customers any increases in price paid for the various fuels used in generating electrical power and other increases in operating costs. This fuel adjustment applies to all of the utility’s consumers. The Company experienced high fuel cost adjustments in the later part of fiscal 2000 and throughout most of fiscal 2001 due to the high cost of natural gas used by the utility in generating electrical power. The Company believes that its electrical energy rates at the Louisiana Facility during this period have not been competitive in the domestic minimill steel industry. To a lesser extent, the Louisiana Facility consumes quantities of natural gas via two separate pipelines serving the facility. The Company generally purchases natural gas on a month-to-month basis from a variety of suppliers. In the latter part of fiscal 2000 and throughout most of fiscal 2001, the cost of natural gas increased dramatically, and in fiscal 2001 and continuing today, the Company entered into commitments to purchase a certain portion of its future natural gas requirements over a period of less than twelve months. Historically, the Louisiana Facility has been adequately supplied with electricity and natural gas and does not anticipate any significant curtailments in its operations resulting from energy shortages. However, volatility in the cost of power and natural gas can have a significant impact on the results of operations and financial position of the Company.

        The Tennessee Facility’s manufacturing process consumes both electricity and natural gas. The Tennessee Facility purchases its electricity from a local utility. Historically, the local utility has had one of the lowest power rates in the country, however, in fiscal 1999, 2000, and 2001 the Company experienced higher power costs under its power contract. In 1995, the Company negotiated a ten year contract at a favorable rate with the local utility. The Harriman, Tennessee area is served by only one gas pipeline. Natural gas cost increased significantly at the end of fiscal 2000 and throughout most of fiscal 2001. Currently, the Tennessee Facility does not have a direct interconnect with this pipeline so all gas for the plant must be purchased through a Local Distribution Company (“LDC”). Thus, the Company must pay the wellhead price plus transportation charges and the LDC mark up. The Company believes this premium adds approximately $1 per ton to the Tennessee Facility’s cost structure. (This is not an uncommon arrangement throughout the industry.)

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

        The Resource Conservation and Recovery Act regulates, among other plant operations, the management of emission dust from electric arc furnaces. The Company currently collects the dust resulting from its melting operation through an emissions control system and recycles it through an approved high temperature metals recovery firm. The dust management costs were approximately $1.1 million, $1.1 million, and $0.9 million in fiscal 2002, 2001, and 2000, respectively.

        TVSC, the prior owners of the Tennessee Facility, entered into a Consent Agreement and Order (“the TVSC Consent Order”) with the Tennessee Department of Environment and Conservation under its voluntary clean-up program. The Company, in acquiring the assets of TVSC, entered into a Consent Agreement and Order (“the Bayou Steel Consent Order”) with the Tennessee Department of Environment and Conservation, which is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessment which are components of a required, structured investigative, remedial, and assessment process. As of September 30, 2002, investigative, remedial, and risk assessment activities have resulted in cumulative expenditures of approximately $1.4 million with an estimated $0.5 million remaining to complete the remediation.

        In fiscal 1999, the Louisiana Facility became certified to the ISO 14001 management standard. The ISO 14001 standard for environmental management is a voluntary management system whereby companies undergo rigorous independent audits to meet some of the world’s strictest standards. The Company was the first United States minimill to receive the ISO 14001 certification.

        The Company believes it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance is not expected to have a material adverse effect on the Company’s competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. As of September 30, 2002 and 2001, loss contingencies have been accrued for certain environmental matters and the Company believes that this amount is not material. It is reasonably possible that the Company’s recorded estimates of its obligations may change in the near term.

        The Company’s future expenditures for installation of environmental control facilities are difficult to predict. Environmental legislation, regulations, and related administrative policies are continuously modified. Environmental issues are also subject to differing interpretations by the regulated community, the regulating authorities, and the courts. Consequently, it is difficult to forecast expenditures needed to comply with future regulations. Therefore, at this time, the Company cannot estimate those costs associated with compliance and the effect of the upcoming regulations will have on the Company’s competitive position, operations, or financial condition. In fiscal 2002, the Company had minimal capital spending on environmental programs and expects to have minimal spending again in fiscal 2003. There can be no assurance that material environmental liabilities will not be incurred in the future or that future compliance with environmental laws (whether those currently in effect or enacted in the future) will not require additional expenditures or require changes to current operations, any of which could have a material adverse effect on the Company’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees

        As of September 30, 2002, the Company had 488 employees, 124 of whom were salaried office, supervisory and sales personnel, and 364 were hourly employees. Approximately 350 are covered by labor contracts. The Company believes its relations with employees to be good.

Item 2. Properties

        The Company’s principal operating properties are listed in the table below. The Company believes that its properties and warehouse facilities are suitable and adequate to meet its needs. In order to improve customer service beyond current levels or to distribute additional capacity, improvements and/or additional warehouse space would be needed.

Location	Property
LaPlace, Louisiana	Approximately 287 acres of land, including a shredder, melt shop, rolling mill, related equipment, a 75,000 square foot warehouse, and dock facilities situated on state-leased water bottom in the
Mississippi River under a 45-year lease with 35 years remaining.

Harriman, Tennessee	Approximately 198 acres of land, 175,000 square feet of steel mill buildings, including a 39,600 square foot warehouse, a rolling mill, and related equipment.

Chicago, Illinois	Approximately 7 acres of land, a dock on the Calumet River, and buildings, including a 100,000 square foot warehouse.

Tulsa, Oklahoma	63,500 square foot warehouse facility with a dock on the Arkansas
River system. Located on land under a long-term lease. The original term of the lease was from April 1, 1989 through March 31, 1999;
the Company is in the first of two 10-year renewal options through
March 31, 2019.

Pittsburgh, Pennsylvania	253,200 square foot leased warehouse facility with a dock on the
Ohio River. The amended term of the lease is from October 15, 1998 to October 31, 2007; the Company has two 5-year renewal options through October 31, 2017.

Louden County, Tennessee	Approximately 25 acres of undeveloped land along the Tennessee
River, available for future use as a stocking location.

7

Item 3. Legal Proceedings

        The Company is not involved in any pending legal proceedings which involve claims for damages exceeding 10% of its current assets. The Company is not a party to any material pending litigation which, if decided adversely, would have a significant impact on the business, income, assets, or operation of the Company, and the Company is not aware of any material threatened litigation which might involve the Company. See also “—Environmental Matters” and “—Safety and Health Matters,” included elsewhere herein and the Footnotes to the Company’s Consolidated Financial Statements included in its 2002 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended September 30, 2002.

PART II

Item 5. Market for Registrant’s Class A Common Stock and Related Stockholder Matters

Market Information and Stock Price

        The Class A Common Stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol BYX. The approximate number of stockholders of record on November 15, 2002 was 311. In addition, there are approximately 2,000 shareholders whose stock is held in street name. The stock has been trading since July 27, 1988. The closing price per share on November 30, 2002 was $0.17. The following tables set forth the high and low sales prices for the periods indicated.

	Sales Price Per Share
	Fiscal Year 2002		Fiscal Year 2001
	High	Low	High	Low
October-December	$0.750	$0.300	$1.625	0.563
January-March	0.940	0.400	1.130	0.625
April-June	1.000	0.520	1.500	0.600
July-September	0.650	0.270	1.100	0.600

        There is no public trading market for the Class B Common Stock and the Class C Common Stock.

Dividends

        The Company’s ability to pay dividends to Class A Common Stock stockholders is subject to restrictive covenants under the Indenture pursuant to which the Company’s first mortgage notes due 2008 were issued, and the Company’s line of credit. See “Notes 6 and 7 of the Consolidated Financial Statements” included in the Company’s 2002 Annual Report.

Item 6. Selected Financial Data

        Set forth below is selected consolidated financial information for the Company.

SELECTED FINANCIAL INFORMATION (dollars in thousands except per share data)

	As of and For Years Ended September 30,

	2002		2001	2000	1999	1998

INCOME STATEMENT DATA:
Net Sales	$142,134		$140,447	$202,498	$206,373	$253,881
Cost of Sales	150,340		156,900	191,608	180,797	213,732

Gross Margin	(8,206)		(16,453)	10,890	25,576	40,149
Impairment Loss on Long-lived Assets	6,603		—	—	—	—
Selling, General and Administrative	6,653		6,837	7,051	7,155	6,219

Operating Income (Loss)	(21,462)		(23,290)	3,839	18,421	33,930
Interest Expense	(11,727)		(11,269)	(11,388)	(11,036)	(9,229)
Interest Income	16		374	1,501	1,437	1,251
Miscellaneous	208		66	471	528	(1,300)

Income (Loss) Before Income Tax
and Extraordinary Item	(32,965)		(34,119)	(5,577)	9,350	24,652
Provision (Benefit) for Income Tax	7,682		—	—	3,273	(10,954)

Income (Loss) Before Extraordinary Item	(40,647)		(34,119)	(5,577)	6,077	35,606
Extraordinary Item	—		—	—	—	(5,507)

Net Income (Loss)	$40,647)		$(34,119)	$(5,577)	$6,077	$30,099 (1)

Income (loss) per Common Share
Basic	$(3.15)		$(2.65)	$(0.43)	$0.47	$2.00
Diluted	(3.15)		(2.65)	(0.43)	0.44	1.88

BALANCE SHEET DATA:
Working Capital	$(80,525	)(2)	$63,393	$98,107	$106,321	$106,626
Total Assets	177,176		206,990	243,259	248,550	249,778

Total Debt	127,051	(2)	119,242	119,127	119,013	118,899
Common Stockholders’ Equity	$20,674		$61,970	$96,090	$103,417	$97,340

(1)	In fiscal 1998 income (loss) applicable to common shares after dividends accrued and accretion on preferred stock and a loss on the redemption of the preferred stock in 1998 was $1.2 million.
(2)	In fiscal 2002, $127 million of debt was classified as a current liability due to an existing default under certain debt agreements. See “Notes 1, 6, and 7 of the Consolidated Financial Statements” included in the Company’s 2002 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The requirements to satisfy this item are incorporated by reference to the “Management’s Discussion and Analysis” section of the Company’s 2002 Annual Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        The Company is exposed to certain market risks that are inherent in financial instruments arising from transactions that are entered into in the normal course of business. The Company does not enter into derivative financial instrument transactions to manage or reduce market risk, except for its forward commitments to purchase a portion of its natural gas requirements, or for speculative purposes but is subject to interest rate risk on its long-term fixed interest rate $120 million First Mortgage Notes (the “Notes”). The forward gas purchase commitments provide a fixed purchase price whereby the Company purchases gas at a rate that could differ from spot rates during the period of purchase. The revolving credit facility has a variable interest rate which reduces the potential exposure of interest rate risk from a cash flow perspective.

        There are no scheduled principal payments under the Notes prior to the maturity date. However, all or some of the Notes may be redeemed at a premium after May 15, 2003. Assuming a hypothetical 10% adverse change in interest rates, with no change in the average or outstanding amounts of long-term debt, the fair value of the Company’s fixed rate debt would decrease by approximately $10 million. However, the market price for the Company’s debt is also influenced by other factors such as, credit worthiness, liquidity, financial condition, industry conditions, etc. This amount was determined by considering the impact of the hypothetical change in interest rates on the Company’s cost of borrowing. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 8. Financial Statements and Supplementary Data

        The financial statement and supplementary data information required by this item are incorporated by reference to the “Consolidated Financial Statements” and “Footnotes to Consolidated Financial Statements” sections of the Company’s 2002 Annual Report.

Item 9. Disagreements on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers

        Information regarding Directors and Executive Officers is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 11. Executive Compensation

        Information regarding executive compensation is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12. Ownership of Certain Beneficial Owners and Management

        Information regarding the beneficial ownership of the Company’s common stock as of December 31, 2002 by certain beneficial owners and management is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1) Financial Statements

        The Consolidated Financial Statements are incorporated herein by reference to the Company’s 2002 Annual Report to Stockholders and the Report of Independent Auditors relating to the Consolidated Financial Statements and Notes thereto.

(2) Financial Statement Schedules	10-K Page

Certifications by CEO and CFO	14,15
Report of Independent Auditors Relating to Schedule	16
Schedule II Valuation and Qualifying Accounts for the three years
in the period ended September 30, 2002	17

        Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements submitted.

        (3) Exhibits

Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1996).

3.2	Amended Restated By-laws of the Company (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

4.1	Specimen Certificate for Class A Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).

4.2	Indenture (including form of First Mortgage Note and Subsidiary Guarantee between each recourse subsidiary of the Company and the Trustee), dated May 22, 1998, between the Company, Bayou Steel Corporation (Tennessee) (“BSCT”), River Road Realty Corporation (“RRRC”) and Bank One (formerly First National Bank of Commerce), as trustee (the “Trustee”) (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.3	Mortgage and Collateral Assignment of Leases granted by the Company and RRRC to the Trustee, dated as of May 22, 1998 (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.4	Security Agreement, dated May 22, 1998, between the Company and the Trustee (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.5	Security Agreement, dated May 22, 1998, between RRRC and the Trustee (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.6	Intercreditor Agreement, dated as of May 22, 1998, between the Trustee and The Chase Manhattan Bank, as agent under the Amended and Restated Credit Agreement (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.7	Credit Agreement dated as of April 18, 2001, among the Company, and Congress Financial Corporation (Southwest) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.8	Security Agreement dated as of June 28, 1989, as amended and restated through May 22, 1998, among the Company, the lenders named in the Credit Agreement, and The Chase Manhattan Bank, as agent.

4.9	Stock Purchase Agreement dated August 28, 1986, between BSAC and the purchasers of the Company’s Class A Common Stock and Preferred Stock (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).

4.10	Stock Purchase Agreement dated August 28, 1986, between BSAC and RSR, the sole purchaser of the Company’s Class B Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-22603)).

4.11	Stock Purchase Agreement dated August 28, 1986, between BSAC and Allen & Company, Incorporated (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-22603)).

4.12	Subsidiary Guarantee, dated as of May 22, 1998, between BSCT, RRRC and The Chase Manhattan Bank (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (No. 33-22603)).

10.1	Employment Letter dated July 26, 1988, between Howard M. Meyers and the Company (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).

10.2	Warehouse (Stocking Location) Leases.

(i)	Restated lease agreement dated October 15, 1998 between the Company and Leetsdale Industrial II, Leetsdale, Pennsylvania, and the First Amendment thereto dated October 15, 1998.

(ii)	Catoosa, Oklahoma (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989).

10.3	Incentive Compensation Plan for Key Employees dated March 3, 1988 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1991).

10.4	1991 Employees’ Stock Option Plan dated April 18, 1991 with technical amendments (incorporated herein by reference to Post-Effective Amendment No. 4 to Registration Statement on Form S-1 (No. 33-10745)).

10.5	Pension Plan for Bargained Employees and the Employees Retirement Plan (incorporated herein by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-1 (No. 33-10745)).

10.6	Labor Agreement between the Company and the United Steelworkers of America AFL-CIO-CIC, dated October 18, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (No. 33-22603)).

10.7	Labor Agreement between BSCT and the United Steelworkers of America AFL-CIO, dated May 17, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (No. 33-22603)).

13.1	Annual Report filed with this report.

23.1	Consent of Ernst & Young LLP.

(b)	Reports on Form 8-K

(a)	The Company filed a Form 8-K, dated November 15, 2002. Reporting under Item 2 the invocation of the 30-day grace period to pay its semi-annual interest payment due November 15, 2002 under its First Mortgage Notes.

(b)	The Company filed a Form 8-K, dated December 16, 2002. Reporting under Item 2 that it did not make its scheduled semi-annual interest payment due under its First Mortgage Note.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYOU STEEL CORPORATION By /S/ HOWARD M. MEYERS ————————————————— Howard M. Meyers Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

Signature	Title	Date

/S/ HOWARD M. MEYERS ————————————————	Chairman of the Board, Chief	January 10, 2003
Howard M. Meyers	Executive Officer and Director

/S/ JERRY M. PITTS ————————————————	President, Chief Operating	January 10, 2003
Jerry M. Pitts	Officer and Director

/S/ RICHARD J. GONZALEZ ————————————————	Vice President, Chief Financial	January 10, 2003
Richard J. Gonzalez	Officer, Treasurer and Secretary

/S/ ALBERT P. LOSPINOSO ————————————————	Director	January 10, 2003
Albert P. Lospinoso

/S/ ROBERT E. HEATON ————————————————	Director	January 10, 2003
Robert E. Heaton

/S/ ROBERT W. SINGER ————————————————	Director	January 10, 2003
Robert W. Singer

I, Howard M. Meyers, certify that:

1.	I have reviewed this annual report on Form 10-K of Bayou Steel Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: January 10, 2003	/S/ HOWARD M. MEYERS —————————————————— Howard M. Meyers Chairman of the Board and Chief Executive Officer

I, Richard J. Gonzalez, certify that:

1.	I have reviewed this annual report on Form 10-K of Bayou Steel Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: January 10, 2003	/S/ RICHARD J. GONZALEZ —————————————————— Richard J. Gonzalez Vice President, Chief Financial Officer, Secretary, and Treasurer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Bayou Steel Corporation

        We have audited the consolidated financial statements of Bayou Steel Corporation as of September 30, 2002 and for the year then ended (fiscal 2002) included in the Company’s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 16, 2002 except for Note 7 as to which the date is January 7, 2003. Our audit also included the accompanying schedule of valuation and qualifying accounts (financial statement schedule) for the year ended September 30, 2002. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. The Company’s consolidated financial statements and related schedules of valuation and qualifying accounts for the years ended September 30, 2001 and 2000 (fiscal 2001 and 2000) were audited by other auditors who have ceased operations and whose report dated November 9, 2001 indicated that such schedules for fiscal 2001 and 2000 fairly state, in all material respects, the financial data required to be set forth therein in relation to the Company’s basic consolidated financial statements taken as a whole.

        In our opinion, the fiscal 2002 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. The fiscal 2002 financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty regarding the Company’s ability to continue as a going concern.

                                                                                                                           Ernst & Young LLP

New Orleans, Louisiana
January 7, 2003

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000

Description	Balance at Beginning of Period	Additions Charged to Expenses	Other(1)	Balance at end of Period
September 30, 2002
Allowance for doubtful accounts	$985,264	$149,499	$(600,866)	$533,897

Provision for plant turnaround	$1,807,343	$2,567,556	$(1,430,316)	$2,944,583

September 30, 2001
Allowance for doubtful accounts	$521,619	$463,645	$—	$985,264

Provision for plant turnaround	$295,206	$2,596,319	$(1,084,182)	$1,807,343

September 30, 2000
Allowance for doubtful accounts	$551,101	$(29,482)	$—	$521,619

Provision for plant turnaround	$1,228,230	$2,755,596	$(3,688,620)	$295,206

(1)	(Write-offs)/recoveries of uncollectible accounts receivable. Decreases to the provision for plant turnaround representing actual spending.

