Form 10-K/A
period 2002-09-30
BAYOU STEEL CORP
filed 2003-01-10
CIK 807877

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

        There are no scheduled principal payments under the Notes prior to the maturity date. However, all or some of the Notes may be redeemed at a premium after May 15, 2003. Assuming a hypothetical 10% adverse change in interest rates, with no change in the average or outstanding amounts of long-term debt, the fair value of the Company’s fixed rate debt would decrease by approximately $1 million. However, the market price for the Company’s debt is also influenced by other factors such as, credit worthiness, liquidity, financial condition, industry conditions, etc. This amount was determined by considering the impact of the hypothetical change in interest rates on the Company’s cost of borrowing. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

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

