Form 10-K/A
period 2002-09-30
BAYOU STEEL CORP
filed 2003-01-28
CIK 807877

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2002 Annual Report filed as an exhibit, are incorporated herein by reference in Part III hereof.

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

Item 9. Disagreements on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers

DIRECTORS

        The following table sets forth certain information as to the Company’s directors, as of December 31, 2002. Unless otherwise indicated, each of the directors has held the positions listed under his name for at least five years.

Name	Age	BSC Director Classification	Year First Elected Director	Principal Occupation and Other Information

Robert W. Singer	66	A	2002	Retired President and Chief Executive Officer of Keystone Consolidated Industries, Inc. in Dallas, TX (1)

Robert E. Heaton	72	A	2002	Retired Vice Chairman of the Stainless Steel Group of Lukens, Inc. in Coatsville, PA. (2)

Albert P. Lospinoso	66	B	1988	Retired Chairman, Chief Executive Officer, and President of RSR Corporation in Dallas, TX. (3)

Howard M. Meyers	60	B	1988	Chairman and Chief Executive Officer of the Company. (4)

Jerry M. Pitts	51	B	1994	President and Chief Operating Officer of the Company. (5)

(1)	Mr. Robert W. Singer was President and Chief Executive Officer of Keystone Consolidated Industries, Inc. from 1988 through October 2001. Currently he is CEO of IDS, Inc. and director of Columbian Mutual Life Insurance Company.

(2)	Mr. Robert E. Heaton was Vice Chairman of the Stainless Steel Group of Lukens, Inc. from April 1993 to April 1995. He was Chief Executive Officer and President of Washington Steel Corporation from April 1981 to April 1993. He is a director of Blonder Tongue Laboratories, Inc.

(3)	Mr. Albert P. Lospinoso was Chairman of the Board, Chief Executive Officer, and President of RSR Corporation (“RSR”) a privately owned, nonferrous metals recycling, smelting, and refining company with offices in Dallas, Texas, and plants in Dallas, Texas; Middletown, New York; Indianapolis, Indiana; and City of Industry, California from June 1992 to June 1996. From June 1970 to June 1992 he was Executive Vice President of RSR. He served as a Director of RSR from 1970 to 1996. He has been a Director of Quexco Incorporated since 1984.

(4)	Mr. Howard M. Meyers has been Director, Chairman of the Board, and Chief Executive Officer of the Company since September 5, 1986, and was also President until September 21, 1994. Since 1984, he has also been Director, Chairman of the Board, Chief Executive Officer and President of Quexco Incorporated, a privately owned company.

10

(5)	Mr. Jerry M. Pitts was elected Director, President, and Chief Operating Officer on September 21, 1994. From 1991 to September 1994, he was Executive Vice President and Chief Operating Officer of the Company and prior to that he had served as Executive General Manager of the Company since 1987. From 1986 to 1987, he served the Company as General Manager of Operations; from 1984 to 1986, he was Superintendent of Melting Operations; and from 1980 to 1984, he was General Foreman of Melting. Mr. Pitts worked in various management capacities related to production and process engineering at U.S. Steel Corporation from 1974 to 1980.

EXECUTIVE OFFICERS

        The following table sets forth the name, age and position with Bayou Steel Corporation of each executive officer of the Company as of December 31, 2002. Unless otherwise indicated, each of the executive officers has held the positions under his name for at least five years.

Name	Age	Position with BSC

Howard M. Meyers	60	Chairman of the Board and Chief Executive Officer

Jerry M. Pitts	51	President and Chief Operating Officer

Richard J. Gonzalez	55	Vice President, Chief Financial Officer, Treasurer and Secretary

Timothy R. Postlewait	52	Vice President of Plant Operations

Rodger A. Malehorn (1)	60	Vice President of Procurement and Mississippi River Recycling

(1)	Rodger A. Malehorn was Vice President of Commercial Operations until October 12, 2002 when he was elected to his current position.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and 10% shareholders to file with the Securities and Exchange Commission reports of beneficial ownership, and changes in beneficial ownership of the Common Stock of the Company. For fiscal 2002, the following directors and officers did not file a timely Form 3 “Initial Statement of Beneficial Ownership of Securities” when elected or appointed to their positions: Robert W. Singer and Robert E. Heaton as directors and Charles J. Theaux, Jr. William M. Brown, Jr., and Robert A. Pulliam as officers.

Item 11. Executive Compensation

DIRECTOR’S COMPENSATION

        The Company pays each non-employee director an annual retainer of $30,000, payable in quarterly installments, for serving as a director, plus $1,000 and expenses for each meeting of the Board of Directors that a director attends. Non-employee directors who serve on the Special Operating Committee, formed in the beginning of fiscal 2003, will receive an annual retainer of $20,000, payable in quarterly installments, plus $750 and expenses for each meeting of the Committee that a director attends. The Company does not compensate directors who are officers of the Company for services as directors. Mr. Meyers and Mr. Pitts are the only directors who are officers of the Company.

EXECUTIVE COMPENSATION

        The following table sets forth the compensation earned by the Company’s Chief Executive Officer and the four other most highly-compensated executive officers for the fiscal years 2000 through 2002.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation Awards

Name and Principal Position	Year	Salary	Bonus	Stock Options (# of Shares)	All Other Compensation(1)

Howard M. Meyers	2002	$550,325	$0	0	$787
Chairman of the Board	2001	545,805	0	0	6,247
and Chief Executive Officer	2000	528,680	0	0	2,080

Jerry M. Pitts	2002	$368,500	$0	0	$16,100
President and Chief	2001	368,500	0	50,000	21,350
Operating Officer	2000	365,417	0	60,000	21,037

Timothy R. Postlewait	2002	$180,000	$0	0	$8,954
Vice President of	2001	180,000	0	25,000	13,064
Plant Operations	2000	178,500	0	20,000	13,040

Richard J. Gonzalez	2002	$180,000	$0	0	$9,014
Vice President,	2001	180,000	0	25,000	12,859
Chief Financial Officer,	2000	178,500	0	20,000	13,245
Treasurer & Secretary

Rodger A. Malehorn	2002	$165,000	$0	0	$8,030
Vice President of Procurement	2001	165,000	0	25,000	11,485
& Mississippi River Recycling	2000	163,667	0	20,000	11,856

(1)	Includes amounts contributed by the Company under defined contribution plans. For fiscal 2002, the Company’s contributions were $688 for Mr. Meyers, $14,740 for Mr. Pitts, $8,400 for Mr. Postlewait, $8,400 for Mr. Gonzalez, and $7,416 for Mr. Malehorn. Also includes the dollar value of term life insurance premiums paid by the Company for the benefit of these officers.

Stock Option Exercises and Grants

        The following table provides certain information concerning each exercise of stock options during the fiscal year ended September 30, 2002 by each of the named executive officers, and the fiscal year-end value of unexercised options held by such persons, under the Company’s 1991 Stock Option Plan.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

				Number of Securities Underlying Unexercised Options at September 30, 2002	Value of Unexercised In-the-Money Options at September 30, 2002 (1)

Name	Shares Acquired on Exercise (#)	Value Realized		Exercisable/ Unexercisable	Exercisable/ Unexercisable

Howard M. Meyers	N/A	$	N/A	0	$ N/A

Jerry M. Pitts	0		0	80,000/82,000	0/0

Timothy R. Postlewait	0		0	40,000/35,000	0/0

Richard J. Gonzalez	0		0	40,000/35,000	0/0

Rodger A. Malehorn	0		0	40,000/35,000	0/0

(1)	At September 30, 2002, the closing sales price for the Company’s Class A Common Stock on the American Stock Exchange was $0.32.

Employment Contract

        Pursuant to agreements between Mr. Howard M. Meyers and the Company, Mr. Meyers is entitled to an annual cash salary equal to the greater of (x) a base amount of $350,000 adjusted for increases in the consumer price index since December 1985 or (y) 2% of the Company’s pretax net income earned during the immediately preceding year (or 1% if Mr. Meyers is no longer both the Chairman and Chief Executive Officer of the Company with substantial day-to- day managerial responsibilities).

Retirement Plan

        The following table specifies the estimated annual benefits upon retirement under the Bayou Steel Corporation Retirement Plan (the “Retirement Plan”) to eligible employees of the Company of various levels of average annual compensation and for the years of service classifications specified:

PENSION PLAN TABLE

	Years of Service

Average Annual Compensation	10	20	30	45

$ 20,000	$ 1,200	$ 2,400	$ 3,600	$ 3,600

50,000	3,528	7,056	10,583	10,583

100,000	9,028	18,056	27,083	27,083

150,000	14,528	29,056	43,583	43,583

200,000	20,028	40,056	60,083	60,083

250,000	20,028	40,056	60,083	60,083

300,000	20,028	40,056	60,083	60,083

600,000	20,028	40,056	60,083	60,083

        The Company has adopted the Retirement Plan covering eligible employees of the Company not covered by a collective bargaining agreement. Under the terms of the Retirement Plan, the monthly retirement benefits of a participant payable at the participant’s normal retirement date are equal to (i) 0.6% of average monthly compensation, multiplied by years of credited service (not to exceed 30 years), plus (ii) 0.5% of that portion, if any, of average monthly compensation which is in excess of the participant’s average social security taxable wage base, multiplied by years of credited service (not to exceed 30 years).

        Annual retirement benefits are computed on a straight life annuity basis without deduction for Social Security or other benefits. The Internal Revenue Code limits the amount of annual compensation that may be counted for the purpose of calculating pension benefits, as well as the annual pension benefits that may be paid, under the Retirement Plan. For 2002, these amounts are $200,000 and $160,000, respectively.

        Earnings of the named executive officers, for purposes of calculating pension benefits, approximate the aggregate amounts shown in the Annual Compensation columns of the Summary Compensation Table; however, earnings for purposes of such calculation are subject to the $200,000 limitation discussed above.

        The years of credited service under the Retirement Plan as of October 1, 2002 for each of the five most highly compensated officers of the Company are: Howard M. Meyers, 16 years; Jerry M. Pitts, 21 years; Timothy R. Postlewait, 21 years; Richard J. Gonzalez, 19 years; and Rodger A. Malehorn, 18 years.

Item 12. Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        On October 31, 2002, the Company had outstanding 10,619,380 shares of Class A Common Stock ($.01 par value), 2,271,127 shares of Class B Common Stock ($.01 par value), and 100 shares of Class C Common Stock ($.01 par value).

        The following table lists persons other than executive officers or directors of the Company who are known to the Company to own beneficially more than 5% of each class of its outstanding stock as of October 31, 2002. The information set forth below is based upon information furnished by the persons listed. Unless otherwise indicated, all shares shown as beneficially owned are held with sole voting and investment power.

		Beneficial Ownership

Name and Address of Beneficial Owner	Title of Class	Number of Shares	Percentage

Dimensional Fund Advisors Inc.(1)	A	706,050	6.7527%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Bayou Steel Properties Limited (2)	B	2,271,127	100%
2777 Stemmons Freeway
Dallas, TX 75207

Voest-Alpine International Corporation	C	100	100%
501 Technology Drive
Southpointe Industrial Park
Canonsburg, PA 15317

(1)	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the Issuer described in this schedule that are owned by the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(2)	Bayou Steel Properties Limited (BSPL) owns 100% of the Class B Common Stock. The Class B Common Stock accounts for a maximum of 60% of the voting power of the Company. Mr. Howard M. Meyers, Chairman of the Board and Chief Executive Officer of the Company, controls BSPL’s voting power.

STOCK OWNERSHIP OF DIRECTORS AND
EXECUTIVE OFFICERS

        The following table sets forth ownership of shares of the Company by each director, by each executive officer named in the Executive Compensation Table and by all Directors and executive officers of the Company as a group.

	Common Stock

As of December 31, 2002	Class A		Class B

Name	Number of Shares Beneficially Owned	Percent Outstanding & Exercisable	Number of Shares Beneficially Owned	Percent Outstanding & Exercisable

Robert E. Heaton	0	0	0	0

Robert W. Singer	0	0	0	0

Albert P. Lospinoso (1)	10,000	0.09	0	0

Howard M. Meyers (1)	307,683	2.89	2,271,127	100

Jerry M. Pitts (2)	105,335	0.98	0	0

Richard J. Gonzalez (3)	54,486	0.51	0	0

Timothy R. Postlewait (3)	52,755	0.50	0	0

Rodger A. Malehorn (3)	50,733	0.48	0	0

All directors & executive
officers as a group (4)
(11 persons)	628,492	5.79	2,271,127	100

(1)	Includes 300,000 shares of Class A Common Stock owned by a limited partnership in which Mr. Meyers and his wife are the sole limited partners and of which the general partner is a corporation all of the stock of which is owned by Mr. Meyers. Through his control of the corporate general partner of the limited partnership, Mr. Meyers has sole voting and dispositive power over the 300,000 shares of Class A Common Stock. The limited partnership also owns 97.34% of the Common Stock of Bayou Steel Properties Limited (the “BSPL”), a Delaware corporation. Through his control of the corporate general partner of the limited partnership, Mr. Meyers controls BSPL’s voting power. Since BSPL owns 100% of the Company’s Class B Common Stock, Mr. Meyers has sole voting and dispositive control of the Class B Common Stock. The Class B Common Stock accounts for a maximum of 60% of the voting power of the Company. Therefore Mr. Meyers may be deemed to “control” the Company. Mr. Lospinoso is a minority stockholder of BSPL owning 0.76%, and Messrs. Lospinoso and Meyers are directors of BSPL.

(2)	Includes exercisable options for 88,000 shares of Class A Common Stock.

(3)	Includes exercisable options for 40,000 shares of Class A Common Stock for each of Messrs. Gonzalez, Postlewait, and Malehorn.

(4)	Includes exercisable options for 232,000 shares of Class A Common Stock held by executive officers.

Item 13. Certain Relationships and Related Transactions

None

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1) Financial Statements

        The Consolidated Financial Statements are incorporated herein by reference to the Company’s 2002 Annual Report to Stockholders and the Report of Independent Auditors relating to the Consolidated Financial Statements and Notes thereto.

(2) Financial Statement Schedules	10-K Page

Certifications by CEO and CFO	20,21
Report of Independent Auditors Relating to Schedule	22
Schedule II Valuation and Qualifying Accounts for the three years
in the period ended September 30, 2002	23

        Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements submitted.

        (3) Exhibits

Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1996).

3.2	Amended Restated By-laws of the Company (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

4.1	Specimen Certificate for Class A Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).

4.2	Indenture (including form of First Mortgage Note and Subsidiary Guarantee between each recourse subsidiary of the Company and the Trustee), dated May 22, 1998, between the Company, Bayou Steel Corporation (Tennessee) (“BSCT”), River Road Realty Corporation (“RRRC”) and Bank One (formerly First National Bank of Commerce), as trustee (the “Trustee”) (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.3	Mortgage and Collateral Assignment of Leases granted by the Company and RRRC to the Trustee, dated as of May 22, 1998 (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.4	Security Agreement, dated May 22, 1998, between the Company and the Trustee (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.5	Security Agreement, dated May 22, 1998, between RRRC and the Trustee (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.6	Intercreditor Agreement, dated as of May 22, 1998, between the Trustee and The Chase Manhattan Bank, as agent under the Amended and Restated Credit Agreement (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.7	Credit Agreement dated as of April 18, 2001, among the Company, and Congress Financial Corporation (Southwest) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.8	Security Agreement dated as of June 28, 1989, as amended and restated through May 22, 1998, among the Company, the lenders named in the Credit Agreement, and The Chase Manhattan Bank, as agent.*

4.9	Stock Purchase Agreement dated August 28, 1986, between BSAC and the purchasers of the Company’s Class A Common Stock and Preferred Stock (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).

4.10	Stock Purchase Agreement dated August 28, 1986, between BSAC and RSR, the sole purchaser of the Company’s Class B Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-22603)).

4.11	Stock Purchase Agreement dated August 28, 1986, between BSAC and Allen & Company, Incorporated (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-22603)).

4.12	Subsidiary Guarantee, dated as of May 22, 1998, between BSCT, RRRC and The Chase Manhattan Bank (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (No. 33-22603)).

10.1	Employment Letter dated July 26, 1988, between Howard M. Meyers and the Company (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).

10.2	Warehouse (Stocking Location) Leases.*

(i)	Restated lease agreement dated October 15, 1998 between the Company and Leetsdale Industrial II, Leetsdale, Pennsylvania, and the First Amendment thereto dated October 15, 1998.

(ii)	Catoosa, Oklahoma (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989).

10.3	Incentive Compensation Plan for Key Employees dated March 3, 1988 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1991).

10.4	1991 Employees’ Stock Option Plan dated April 18, 1991 with technical amendments (incorporated herein by reference to Post-Effective Amendment No. 4 to Registration Statement on Form S-1 (No. 33-10745)).

10.5	Pension Plan for Bargained Employees and the Employees Retirement Plan (incorporated herein by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-1 (No. 33-10745)).

10.6	Labor Agreement between the Company and the United Steelworkers of America AFL-CIO-CIC, dated October 18, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (No. 33-22603)).

10.7	Labor Agreement between BSCT and the United Steelworkers of America AFL-CIO, dated May 17, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (No. 33-22603)).

13.1	Annual Report filed with this report.*

23.1	Consent of Ernst & Young LLP.*

*	Previously filed.

(b)	Reports on Form 8-K

(a)	The Company filed a Form 8-K, dated November 15, 2002. Reporting under Item 2 the invocation of the 30-day grace period to pay its semi-annual interest payment due November 15, 2002 under its First Mortgage Notes.

(b)	The Company filed a Form 8-K, dated December 16, 2002. Reporting under Item 2 that it did not make its scheduled semi-annual interest payment due under its First Mortgage Note.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By	/s/ Richard J. Gonzalez ————————————————— Richard J. Gonzalez Vice President, Chief Financial Officer, Treasurer, and Secretary

Date: January 27, 2003 19

I, Howard M. Meyers, certify that:

1.	I have reviewed this annual report on Form 10-K of Bayou Steel Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

