Form 10-Q
period 2002-12-31
BAYOU STEEL CORP
filed 2003-02-19
CIK 807877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9982

BAYOU STEEL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	72-1125783 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at December 31, 2002
Class A Common Stock, $.01 par value	10,619,380
Class B Common Stock, $.01 par value	2,271,127
Class C Common Stock, $.01 par value	100

12,890,607

BAYOU STEEL CORPORATION

INDEX

Page 2

PART I — FINANCIAL INFORMATION

INDEPENDENT AUDITOR’S REVIEW STATUS

     Due to the Company filing a voluntary petition for reorganization on January 22, 2003, the Company was not able to obtain Bankruptcy Court approval for the appointment of an independent auditor in time to engage such auditor to perform the required review of the Company’s December 31, 2002 interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements and notes thereto were not subject to such independent auditor review procedures. Upon approval of an independent auditor by the Bankruptcy Court, the Company will issue an amended Form 10-Q once the required review procedures have been completed.

Item 1. FINANCIAL STATEMENTS

BAYOU STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited) December 31, 2002	(Audited) September 30, 2002
CURRENT ASSETS:

Cash	$ 979,792	$ 57,290
Receivables, net of allowance for doubtful accounts	12,789,646	16,772,317
Inventories	60,127,839	58,099,176
Prepaid expenses	2,049,605	1,047,610

Total current assets	75,946,882	75,976,393

PROPERTY, PLANT AND EQUIPMENT:

Land	3,427,260	3,427,260
Machinery and equipment	154,446,607	153,978,320
Plant and office building	25,659,860	25,659,860

	183,533,727	183,065,440
Less-Accumulated depreciation	(85,838,857)	(84,097,031)

Net property, plant and equipment	97,694,870	98,968,409

OTHER ASSETS	2,144,203	2,230,894

Total assets	$ 175,785,955	$ 177,175,696

The accompanying notes are an integral part of these consolidated statements. Page 3

BAYOU STEEL CORPORATION CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) December 31, 2002	(Audited) September 30, 2002
CURRENT LIABILITIES:

Accounts payable	$ 11,408,686	$ 15,139,678
Interest payable	7,125,000	4,275,000
Accrued liabilities	7,309,387	10,035,886
Borrowings under line of credit, including accrued
interest - in default	18,870,402	7,695,180
Long-term debt - in default	119,384,373	119,355,813

Total current liabilities	164,097,848	156,501,557

LONG-TERM DEBT	—	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value -
Class A: 24,271,127 authorized and 10,619,380
outstanding shares	106,194	106,194
Class B: 4,302,347 authorized and 2,271,127
outstanding shares	22,711	22,711
Class C: 100 authorized and outstanding shares	1	1

Total common stock	128,906	128,906

Paid-in capital	46,045,224	46,045,224
Retained earnings	(33,836,681)	(24,850,649)
Accumulated other comprehensive income (loss)	(649,342)	(649,342)

Total stockholders’ equity	11,688,107	20,674,139

Total liabilities and stockholders’ equity	$ 175,785,955	$ 177,175,696

The accompanying notes are an integral part of these consolidated statements. Page 4

BAYOU STEEL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,
	2002	2001
NET SALES	$ 28,830,694	$ 29,757,204

COST OF SALES	32,236,269	30,052,513

GROSS MARGIN	(3,405,575)	(295,309)

SELLING, GENERAL AND ADMINISTRATIVE	1,713,333	1,658,844

RESTRUCTURING CHARGES	948,519	—

OPERATING LOSS	(6,067,427)	(1,954,153)

OTHER INCOME (EXPENSE):
Interest expense	(3,018,668)	(2,896,801)
Interest income	—	1,074
Miscellaneous	100,063	46,625

	(2,918,605)	(2,849,102)

NET LOSS	$(8,986,032)	$(4,803,255)

Weighted average basic and diluted
common shares outstanding	12,890,607	12,890,607
Net loss per basic and diluted common share	$ (.70)	$ (.37)

The accompanying notes are an integral part of these consolidated statements. Page 5

BAYOU STEEL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,986,032)	$(4,803,255)
Depreciation	1,926,278	2,083,676
Amortization	115,251	134,908

Provision for losses on accounts receivable	30,537	31,205
Changes in working capital:
Decrease in receivables	3,952,134	5,144,590
(Increase) in inventories	(2,028,663)	(2,143,928)
(Increase) in prepaid expenses and other assets	(1,001,995)	(117,805)
(Decrease) in accounts payable	(3,730,992)	(3,808,594)
Increase (decrease) in interest payable
and accrued liabilities	123,501	(2,884,105)

Net cash (used in) operations	(9,599,981)	(6,363,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(652,739)	(542,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	11,175,222	6,906,114

NET DECREASE IN CASH	(922,502)	—

CASH, beginning balance	57,290	—

CASH, ending balance	$ 979,792	$ —

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period for:
Interest	$ —	$ 5,700,000

The accompanying notes are an integral part of these consolidated statements. Page 6

BAYOU STEEL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002 (Unaudited)

1)	BASIS OF PRESENTATION, LIQUIDITY, FINANCING MATTERS, AND BANKRUPTCY PROCEEDINGS

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”); however see Note 2 regarding the status of an independent auditor’s review. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of December 31, 2002 are based on last-in, first-out (“LIFO”) estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 2002.

     The accompanying consolidated financial statements include the accounts of Bayou Steel Corporation and its wholly-owned subsidiaries (the “Company”) after elimination of all significant intercompany accounts and transactions. The results for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2003.

     Excluded from common stock equivalents in the calculation of diluted loss per share were 554,000 and 389,000 common stock options for the quarters ended December 31, 2002 and 2001, respectively. The Company recognizes revenue from sales at the time of shipment.

     As a result of the generation of significant net losses over the past three years, the Company’s liquidity has been severely constrained and the Company was unable to make the semiannual interest payment due under its $120 million First Mortgage Notes (the “Notes”). As a result, on December 16, 2002 the Company was in default of the Notes and, due to cross default provisions, the Company was also in default of its $50 million line of credit agreement. Because of the current classification of the full amount of the Company’s debt resulting from the events of default, the Company had negative working capital of approximately $88 million as of December 31, 2002.

     On January 22, 2003, the Company and its subsidiaries Bayou Steel Corporation (Tennessee), and River Road Realty Corporation (collectively, the “Debtors”), filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in United States Bankruptcy Court, Northern District of Texas (the “Bankruptcy Court”), where the case is now pending before the Honorable Barbara J. Houser, Case No. 03-30816 BJH (the “Petition Date”). The Company intends to continue normal operations and does not currently foresee any interruption in the shipment of product to customers in the near term. The Company is managing its business subsequent to the Petition Date as debtor-in-possession subject to Bankruptcy Court approval and oversight. The Company attributed the need to reorganize to market conditions in the U.S. steel industry resulting from significant pressure from imported steel products, low product pricing, and high energy costs. These factors, coupled with the effects of a slow down in the economy, have adversely affected the Company over the past several years.

     Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date (“prepetition”) are stayed (“deferred”), absent specific Bankruptcy Court authorization to pay such claims, while the Company continues to manage the business as a debtor-in-possession. The rights of and ultimate payments by the Company to prepetition creditors and to equity investors may be substantially altered. That could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially) than 100% of their face value and the equity of the Company’s equity investors being diluted or canceled. Prepetition creditors and equity investors will each have votes in the plan of reorganization. The Company has not yet proposed a plan of reorganization and is in the process of compiling information on assets and liabilities, both secured and unsecured, that may be subject to compromise or whose balance sheet classification might change as a result of the Chapter 11 proceedings. In the quarter ended December 31, 2002, the Company incurred approximately $1.0 million in consulting and legal fees classified as restructure charges related to the debt defaults that preceded the Petition Date.

     Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Additionally, the Company anticipates that future statements of operations and balance sheet presentation may vary from those presented herein.

     Immediately after the petition date, the Bankruptcy Court approved interim orders authorizing the use of cash collateral (the “Collateral Agreements”) to continue to operate on a going concern basis. Under the Collateral Agreements, all cash generated from operations subsequent to the Petition Date can be used by the Company to pay wages and generally conduct its business affairs so as to avoid immediate and irreparable harm to the Company.

     On February 4, 2003, the Company and the existing lenders on its credit facility petitioned the Bankruptcy Court for approval of a Debtor-In-Possession Financing Agreement (“DIP Agreement”). An interim order was approved on February 12, 2003. The final order will be heard on February 28, 2003. The DIP Agreement is secured by inventory, receivables, and certain fixed assets previously unencumbered by other debt agreements, bears interest at prime plus 1% or LIBOR plus 3%, and expires in one year. Based on the borrowing base criteria, as defined, approximately $8 million is available as of February 4, 2003. Until the final order is approved, the lenders would make approximately $2.5 million of the $8 million available. The DIP Agreement requires, among other things, the Company to meet certain cash operating performance measures based on the Company’s budget for a 13 week period. There are no other financial performance covenants. In the event that the Company violates the covenants, it would be considered in default of the DIP Agreement and the lenders could invoke their rights up to and including liquidation of their collateral to satisfy the outstanding balance.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statements have been prepared on the basis that the Company will continue as a going concern and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s recurring losses and negative cash flow from operations, current liabilities in excess of current assets and the subsequent Chapter 11 case raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) final approval of and the Company’s ability to comply with the DIP Agreement, (ii) submission and confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company’s ability to achieve profitable operations after such confirmation, and (iv) the Company’s ability to generate sufficient cash from operations to meet its obligations. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management believes that a plan of reorganization, as it is being developed and subject to approval of the Bankruptcy Court, and the DIP Agreement, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be sufficient to meet the Company’s needs.

2)	INDEPENDENT AUDITOR’S REVIEW STATUS

     Due to the Company filing a voluntary petition for reorganization on January 22, 2003, the Company was not able to obtain Bankruptcy Court approval for the appointment of an independent auditor in time to engage such auditor to perform the required review of the Company’s December 31, 2002 interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements and notes thereto were not subject to such independent auditor review procedures. Upon approval of an independent auditor by the Bankruptcy Court, the Company will issue an amended Form 10-Q once the required review procedures have been completed.

3)	INVENTORIES

Inventories consist of the following:

	(Unaudited) December 31, 2002	(Audited) September 30, 2002
Steel scrap	$ 2,137,182	$ 2,667,194
Billets	6,059,566	6,592,189
Finished product	40,945,471	37,731,152
LIFO adjustments	484,121	680,306

	49,626,340	47,670,841
Operating supplies	10,501,499	10,428,335

	$60,127,839	$58,099,176

As of December 31, 2002 and September 30, 2002, $2.3 million in lower of LIFO cost or market reserves are included as reductions of finished product inventory.

4)	LONG-TERM DEBT

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

     As a result of significant cash losses over the last two years, the Company did not have sufficient cash and availability under its existing credit facility to pay its November 15, 2002 semiannual interest payment due under the Notes. Under the terms of the indenture under which the Notes are issued (the “Indenture”), an event of default is considered to exist if the Company does not pay interest on the Notes when due and such action remains uncured for a period of 30 days. As of December 16, 2002, the Company did not make the interest payment, and under the terms of the Indenture, the Company is in default. The existence and continuance of such an event of default permits the trustee or holders of at least 25% of the principal amount of the Notes to declare the Notes immediately due and to foreclose on the security. Accordingly, the entire $120 million, net of the unamortized original issue discount of $615,627, is reported in the accompanying consolidated balance sheets as a current liability as of December 31, 2002 and the Company continues to carry the unamortized debt issue cost of $1.7 million as a noncurrent asset. Pending the results of the Company’s bankruptcy reorganization proceedings, certain adjustments to the presentation and carrying values of the Company’s debt and related discounts and/or issue costs will likely be required in future periods.

5)	SHORT-TERM BORROWING ARRANGEMENT

     Prior to the Petition Date, the Company maintained a $50 million line of credit agreement, secured by accounts receivable and inventories, used for general corporate purposes. The terms of the agreement require the Company to maintain a minimum net worth when excess availability, as defined, is less than $20 million. Since the Company’s minimum net worth was significantly below the minimum requirement, the Company’s ability to borrow was limited by this term of the agreement and the Company had essentially no excess availability as of December 31, 2002.

     The credit agreement has cross default provisions with the Notes; consequently, the Company has been in default under this agreement since December 16, 2002. The lender neither amended the agreement to lower the excess availability limits which trigger the minimum net worth requirement, nor waived the cross default provisions. By not waiving the default, the lender maintains all the rights and remedies under the line of credit agreement.

     As of December 31, 2002, the entire $18.9 million balance outstanding is reported in the accompanying consolidated balance sheets as a current liability and the Company continues to carry the unamortized debt issue cost of $0.4 million as a noncurrent asset. Upon the anticipated approval of the DIP Agreement by the Bankruptcy Court, the Company will be required to write off this asset as a charge to future period earnings. The maximum amount outstanding during the three-month period ended December 31, 2002 was $19.6 million, the average borrowings were $14.9 million, and the weighted average interest rate was 4.1%.

6)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the “guarantor subsidiaries”), which are wholly-owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the Notes on a joint and several basis. The Indenture provides certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company. The following are condensed consolidating balance sheets as of December 31, 2002 and September 30, 2002 and condensed consolidating statements of operations and cash flows for the three months ending December 31, 2002 and 2001 (in thousands).

Condensed Balance Sheets	December 31, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$ 103,146	$ 14,944	$(42,143)	$ 75,947
Property and equipment, net	77,608	20,087	—	97,695
Other noncurrent assets	(7,529)	177	9,496	2,144

Total assets	$ 173,225	$ 35,208	$(32,647)	$175,786

Current liabilities	$ 161,537	$ 44,704	$(42,143)	$164,098
Equity	11,688	(9,496)	9,496	11,688

Total liabilities and equity	$ 173,225	$ 35,208	$(32,647)	$175,786

	September 30, 2002 (Audited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$ 101,835	$ 14,847	$(40,706)	$ 75,976
Property and equipment, net	78,674	20,294	—	98,968
Other noncurrent assets	(6,072)	187	8,116	2,231

Total assets	$ 174,437	$ 35,328	$(32,590)	$177,175

Current liabilities	$ 153,763	$ 43,444	$(40,706)	$156,501
Equity	20,674	(8,116)	8,116	20,674

Total liabilities and equity	$ 174,437	$ 35,328	$(32,590)	$177,175

Page 10

Condensed Statements of Operations	Three Months Ended December 31, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 27,690	$ 5,575	$(4,434)	$ 28,831
Cost of sales and administrative expense	(32,620)	(6,712)	4,434	(34,898)

Operating loss	(4,930)	(1,137)	—	(6,067)
Interest and other income (expense)	(4,056)	(243)	1,380	(2,919)

Net loss	$(8,986)	$(1,380)	$ 1,380	$(8,986)

	Three Months Ended December 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ 28,348	$ 7,078	$(5,669)	$ 29,757
Cost of sales and administrative expense	(29,169)	(8,211)	5,669	(31,711)

Operating loss	(821)	(1,133)	—	(1,954)
Interest and other income (expense)	(3,982)	(248)	1,381	(2,849)

Net loss	$(4,803)	$(1,381)	$ 1,381	$(4,803)

Condensed Statements of Cash Flows	Three Months Ended December 31, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(8,986)	$(1,380)	$ 1,380	$(8,986)
Noncash items	1,850	222	—	2,072
Equity in losses of subsidiaries	1,380	—	(1,380)	—
Changes in working capital	(3,844)	1,158	—	(2,686)

Net cash from operating activities	(9,600)	—	—	(9,600)

Cash flows from investing activities:
Purchases of property and equipment	(652)	—	—	(652)

Cash flows from financing activities:
Net borrowings under line of credit	11,175	—	—	11,175

Net change in cash	923	—	—	923
Cash, beginning of period	57	—	—	57

Cash, end of period	$ 980	$ —	$ —	$ 980

	Three Months Ended December 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(4,803)	$(1,381)	$ 1,381	$(4,803)
Noncash items	1,954	296	—	2,250
Equity in losses of subsidiaries	1,381	—	(1,381)	—
Changes in working capital	(5,143)	1,333	—	(3,810)

Net cash from operating activities	(6,611)	248	—	(6,363)

Cash flows from investing activities:
Purchases of property and equipment	(295)	(248)	—	(543)

Cash flows from financing activities:
Net borrowings under line of credit	6,906	—	—	6,906

Net change in cash	—	—	—	—
Cash, beginning of period	—	—	—	—

Cash, end of period	$ —	$ —	$ —	$ —

Page 11

7)	COMMITMENTS AND CONTINGENCIES

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

     As of December 31, 2002, the Company has entered into forward price commitments for approximately 60% of the natural gas it expects to utilize in its production over the next three months. Although the Company intends to fulfill its commitments under the agreements, a trading market does exist for such commitments.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2002.

LIQUIDITY, FINANCING MATTERS, AND BANKRUPTCY PROCEEDINGS

     As a result of the generation of significant net losses over the past three years, the Company’s liquidity has been severely constrained and the Company was unable to make the semiannual interest payment due under its $120 million First Mortgage Notes (the “Notes”). As a result, on December 16, 2002 the Company was in default of the Notes and, due to cross default provisions, the Company was also in default of its $50 million line of credit agreement. Because of the current classification of the full amount of the Company’s debt resulting from the events of default, the Company had negative working capital of approximately $88 million as of December 31, 2002.

     The Notes are presented in the accompanying consolidated balance sheets net of the unamortized original issue discount of $0.6 million, as of December 31, 2002 and the Company continues to carry the unamortized debt issue cost of $1.7 million as a noncurrent asset. Pending the results of the Company’s bankruptcy reorganization proceedings (discussed below) certain adjustments to the presentation and carrying values of the Company’s debt and related discounts and/or issue costs will likely be required in future periods. The Company continues to carry the unamortized debt issue cost related to its line of credit agreement of $0.4 million as a noncurrent asset. Upon the anticipated approval of the DIP Agreement by the Bankruptcy Court (discussed below), the Company will be required to write off this asset as a charge to future period earnings.

     On January 22, 2003, the Company and its subsidiaries Bayou Steel Corporation (Tennessee), and River Road Realty Corporation (collectively, the “Debtors”), filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in United States Bankruptcy Court, Northern District of Texas (the “Bankruptcy Court”), where the case is now pending before the Honorable Barbara J. Houser, Case No. 03-30816 BJH (the “Petition Date”). The Company intends to continue normal operations and does not currently foresee any interruption in the shipment of product to customers in the near term. The Company is managing its business subsequent to the Petition Date as debtor-in-possession subject to Bankruptcy Court approval and oversight. The Company attributed the need to reorganize to market conditions in the U.S. steel industry resulting from significant pressure from imported steel products, low product pricing, and high energy costs. These factors, coupled with the effects of a slow down in the economy, have adversely affected the Company over the past several years.

     Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date (“prepetition”) are stayed (“deferred”), absent specific Bankruptcy Court authorization to pay such claims, while the Company continues to manage the business as a debtor-in-possession. The rights of and ultimate payments by the Company to prepetition creditors and to equity investors may be substantially altered. That could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially) than 100% of their face value and the equity of the Company’s equity investors being diluted or canceled. Prepetition creditors and equity investors will each have votes in the plan of reorganization. The Company has not yet proposed a plan of reorganization and is in the process of compiling information on assets and liabilities, both secured and unsecured, that may be subject to compromise or whose balance sheet classification might change as a result of the Chapter 11 proceedings. In the quarter ended December 31, 2002, the Company incurred approximately $1.0 million in consulting and legal fees classified as restructure charges related to the debt defaults that preceded the Petition Date.

     Prior to the Petition Date, the Company maintained a $50 million line of credit agreement, secured by accounts receivable and inventories, used for general corporate purposes. The terms of the agreement require the Company to maintain a minimum net worth when excess availability, as defined, is less than $20 million. Since the Company’s minimum net worth was significantly below the minimum requirement, the Company’s ability to borrow was limited by this term of the agreement and the Company had essentially no excess availability as of December 31, 2002.

     Immediately after the petition date, the Bankruptcy Court approved interim orders authorizing the use of cash collateral (the “Collateral Agreements”) to continue to operate on a going concern basis. Under the Collateral Agreements, all cash generated from operations subsequent to the Petition Date can be used by the Company to pay wages and generally conduct its business affairs so as to avoid immediate and irreparable harm to the Company.

     On February 4, 2003, the Company and the existing lenders on its credit facility petitioned the Bankruptcy Court for approval of a Debtor-In-Possession Financing Agreement (“DIP Agreement”). An interim order was approved on February 12, 2003. The final order will be heard on February 28, 2003. The DIP Agreement is secured by inventory, receivables, and certain fixed assets previously unencumbered by other debt agreements, bears interest at prime plus 1% or LIBOR plus 3%, and expires in one year. Based on the borrowing base criteria, as defined, approximately $8 million is available as of February 4, 2003. Until the final order is approved, the lenders would make approximately $2.5 million of the $8 million available. The DIP Agreement requires, among other things, the Company to meet certain cash operating performance measures based on the Company’s budget for a 13 week period. There are no other financial performance covenants. In the event that the Company violates the covenants, it would be considered in default of the DIP Agreement and the lenders could invoke their rights up to and including liquidation of their collateral to satisfy the outstanding balance.

     Although the Company has obtained interim Collateral Agreements and interim approval of its DIP Agreement, and is seeking final approval of its DIP Agreement, liquidity will be impacted by the uncertainty of the bankruptcy proceedings, including restructuring and settlement of prepetition obligations and the Company’s ability to attain projected operating results. As a result of these uncertainties, there can be no assurance that existing or future sources of liquidity will be adequate. The Company’s failure to achieve its cost reduction initiatives or improve operating performance could also have a material adverse effect on the financial results or liquidity of the Company in the future. In addition, external factors affect the Company’s market and related production costs. Unfavorable price movements for outside purchases of scrap, and energy, among other things, could also have a material adverse effect on the financial results or liquidity of the Company.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statements have been prepared on the basis that the Company will continue as a going concern and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s recurring losses and negative cash flow from operations, current liabilities in excess of current assets and the subsequent Chapter 11 case raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) final approval of and the Company’s ability to comply with the DIP Agreement, (ii) submission and confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company’s ability to achieve profitable operations after such confirmation, and (iv) the Company’s ability to generate sufficient cash from operations to meet its obligations. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management believes that a plan of reorganization, as it is being developed and subject to approval of the Bankruptcy Court, and the DIP Agreement, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be sufficient to meet the Company’s needs.

RESULTS OF OPERATIONS

     The Company reported a loss from operations of $6.1 million in the first quarter of fiscal 2003 compared to a loss of $2.0 million in the first quarter of fiscal 2002. The $4.1 million change was due to three factors. First, due to the price of the raw material scrap increasing more than the increase in the average selling price, metal margin (the difference between the price of scrap and the selling price of the finished product) decreased $8 per ton resulting in a $1 million reduction in operating results. Second, production cost increased over the comparable prior year period adversely impacting operating results nearly $2.0 million. Third, the Company paid nearly $1.0 million to consultants and attorneys in restructure charges.

     The following table sets forth shipment and sales data.

	Three Months Ended December 31,
	2002	2001
Net Sales (in thousands)	$28,831	$ 29,757
Shipment Tons	99,550	106,794
Average Selling Price Per Ton	$ 285	$ 274
Metal Margin Per Ton	$ 183	$ 191

A.  Sales

     Net sales for the quarter decreased by 3% on a 7% decrease in shipments and a 4% increase in the average selling price compared to the first quarter of fiscal 2002. The decrease in shipments is attributable to the recessionary domestic economic conditions while the increase in the average selling price is necessitated by an increase in the principle raw material, scrap. Shipments were weak throughout the typically slow first fiscal quarter as construction activity declines in the typically cold winter months. The month of December was unusually depressed as many of the Company’s customers essentially closed or significantly reduced operations during the latter part of the month. Looking forward, shipments were brisk in January and the Company expects a more sustained level than that of the first fiscal quarter.

     The selling price increased compared to both the prior year comparable quarter as well as the immediate preceding quarter. In the fourth fiscal quarter of 2002, selling prices improved $21 per ton from the lowest quarter during that year. The selling price continued to improve in the first fiscal quarter of 2003 rising $4 per ton. Subsequent to quarter end, a $15 per ton price increase was announced by the Company and its competitors that will impact substantially all of the Company’s products fully effective for March 2003. Another $20 per ton increase was recently announced by a major competitor in response to “rapid cost escalation,” including scrap and fuels. This increase, if implemented, would also be fully effective in March 2003.

B.   Cost of Goods Sold

     Cost of goods sold exceeded sales for the quarter while it approximated sales for the prior year quarter. This change is a result of increased scrap cost, increased fuels cost, increased labor spending, and an increase in fixed cost per ton as a result of decreased production.

     Scrap is used in the Company’s melting operations in Louisiana and is a significant component of the cost of billets utilized by its rolling mills. Scrap cost during the first quarter increased $20 per ton or 24% compared to the same period last year which offset the $11 per ton increase in selling prices. Generally and over periods of time, the average selling price of finished product trends with scrap prices. The Company expects that, in its second quarter, scrap prices will increase adversely impacting metal margin which would lessen the favorable impact of the announced and other potential future selling price improvements.

     Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into finished product. Conversion cost per ton for the Louisiana operations increased 15% in the first quarter of fiscal 2003 compared to the same period last year. An increase in the price of fuels accounts for approximately 20% of the change while the remainder is due to decreased production, higher labor costs, purchase price and consumption of additive, alloy and flux materials, and higher insurance. During the prior year fiscal quarter, fuel prices were unusually low. During the late summer and the beginning of the quarter, the Company attempted to increase capacity utilization by adding additional shifts in order to meet higher shipment levels but was unsuccessful resulting in increased labor and other costs. The Company then critically assessed its capacity utilization needs given rapidly declining demand and reduced its operating schedule to be commensurate with demand. This again drove up fixed costs per ton. The Tennessee rolling mill experienced a 7% decrease in conversion cost largely driven by controls on maintenance and general operating supplies spending.

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

C.   Selling, General and Administrative and Restructure

     Selling, general and administrative expenses increased while the Company incurred additional consulting and legal charges for restructuring related to the default on its Notes and the cross default of its line of credit agreement.

D.   Net Loss

     Net loss increased $4.2 million in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 due to three factors. First metal margin was eroded due to the price of scrap increasing more than the selling price of the finished product. Second, conversions cost increased as the Company attempted to improve capacity utilization. Third, the Company incurred nearly $1 million in restructure charges.

CASH FLOW ANALYSIS

A.   Operating Cash Flow

     As of December 31, 2002, the Company had $1.0 million in cash on hand and $18.9 million drawn on its revolving credit facility. For the first three months of fiscal 2003, $9.6 million was used in operations due largely to the net loss generated during the period. During the same period of the prior year $6.4 million was used in operations for similar reasons.

     During the first quarter of fiscal 2003, inventories increased by $2.0 million. Shipment activity dropped suddenly and abruptly during the quarter. The deteriorating shipment activity was exacerbated by the normal sluggish seasonal impact. In order to minimize the impact on inventory levels, the Company reduced operating levels and shut down its facilities during the holidays. The Company expects to reduce inventory levels in the second fiscal quarter as a result of increased shipment activity while continuing to produce at reduced levels of operations. During the first fiscal quarter, receivables decreased by $4.0 million as the collection rate exceeded the sales. The combination of decreased receivables, and the need to borrow to fund operating cash losses, caused excess availability, as defined in the loan agreement, to drop from nearly $30 million as of September 30, 2002 to approximately $20 million as of December 31, 2002.

B.   Capital Expenditures

     Capital expenditures totaled $0.7 million in the first three months of fiscal 2003 compared to $0.5 million in the same period last year. Spending during both periods has been limited to required facility maintenance capital programs. Given current conditions and the condition of the facilities, capital programs over the next twelve months will continue to be directed towards maintenance programs requiring approximately $2 million.

OTHER COMMENTS

Forward-Looking Information, Inflation and Other

     This document contains various “forward-looking” statements which represent the Company’s expectation or belief concerning future events. Statements regarding the Company’s ability to obtain suitable debtor in-possession financing and to complete its bankruptcy reorganization proceedings timely, the outcome of the reorganization plan, the Company’s ability to sustain current operations during the pendency of the reorganization including its ability to maintain normal relationships with customers, the ability of the Company to establish normal terms and conditions with suppliers and vendors, costs of the reorganization process, the adequacy of financing arrangements during the reorganization period, future market prices, operating results, synergies, future operating efficiencies, future governmental actions and the results of such actions, cost savings and other statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements.

     The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements. These include but are not limited to statements relating to future actions, prospective products, future dealings with the noteholders or senior credit lenders, future performance or results of current and anticipated new products, sales efforts, availability of raw materials, expenses such as fuel and scrap cost, the outcome of contingencies, the cost of environmental compliance and financial results. From time to time, the Company also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this report and in any other public statements may turn out to be wrong, and can be affected by inaccurate assumptions by known or unknown risks and uncertainties. Many factors mentioned in the discussion above will be important in determining future results. Consequently, no forward-looking statements can be guaranteed. Actual future results may vary materially. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures on related subjects in the Company’s other reports to the Securities and Exchange Commission.

     The Company is subject to increases in the cost of energy, supplies, salaries and benefits, additives, alloys, and steel scrap due to inflation. Finished goods prices are influenced by supply, which varies with steel mill capacity and utilization, import levels, and market demand.

     There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings, with exception to the events discussed in “Liquidity and Capital Resources,” would not materially affect its financial position.

     The Company provides the following cautionary discussion of risks, uncertainties, and possibly inaccurate assumptions relevant to our businesses. These are factors that could cause actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect future operating results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

•	General economic conditions in the United States.

•	Potential military conflicts in the Persian Gulf area.

•	The imports into the United States that have affected the steel market.

•	The highly cyclical and seasonal nature of the steel industry.

•	The possibility of increased competition from other minimills.

•	The Company’s ability to expand its product lines and increase acceptance of existing product lines.

•	The Company’s ability to rationalize its products without adversely impacting other products.

•	Additional capacity in the Company’s product lines.

•	Running shorter production cycles in a cost effective manner.

•	The availability of raw materials such as steel scrap.

•	The cost and availability of fuels, specifically natural gas and electricity.

•	The costs of environmental compliance and the impact of government regulations.

•	The Company’s relationship with its workforce.

•	The restrictive covenants and tests contained in the Company’s existing and future debt instruments that could limit its operating and financial flexibility.

•	The risk associated with the Company’s failure to pay the semiannual installment on its Notes that was due on November 15, 2002 or any other obligations that are demanded as a result of the Company’s debt default.

•	The risk that the Company will not have the liquidity required to meet its commitments either through utilization of existing and future credit agreements, alternative agreements or internally generated funds.

•	The cost of restructuring charges.

•	The inability to get the Company’s plan of reorganization approved.

PART II — OTHER INFORMATION

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     Prior to the Company’s filing for protection under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2003, the Company was unable to make the $5.7 million semiannual interest payment due under its Notes. As a result, on December 16, 2002 the Company was in default of the Notes and due to cross default provisions, the Company was also in default of its $50 million line of credit agreement. The total arrearages of interest payments is $5.7 million.

Item 4.   CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedure (as is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date within 90 days before the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

     Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1996).

3.2	Amended Restated By-laws of the Company (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

4.1	Indenture (including form of First Mortgage Note and Subsidiary guarantee between each recourse subsidiary of the Company and the Trustee), dated May 22, 1998, between the Company, Bayou Steel Corporation (Tennessee), River Road Realty Corporation and Bank One, as trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998.

(b)	Reports on Form 8-K

(a)	The Company filed a Form 8-K, dated November 15, 2002. reporting under Item 2 the invocation of the 30-day grace period to pay its semi-annual interest payment due November 15, 2002 under its First Mortgage Notes.

(b)	The Company filed a Form 8-K, dated December 16, 2002. reporting under Item 2 that it did not make its scheduled semi-annual interest payment due under its First Mortgage Note.

(c)	The Company filed a Form 8-K, dated January 22, 2003 reporting under Item 3 that it filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Page 18

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By	/s/ Richard J. Gonzalez —————————————— Richard J. Gonzalez Vice President, Chief Financial Officer, Treasurer, and Secretary

Date: February 19, 2003 Page 19

I, Howard M. Meyers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bayou Steel Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003	/S/ HOWARD M. MEYERS —————————————— Howard M. Meyers Chairman of the Board and Chief Executive Officer

Page 20

I, Richard J. Gonzalez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bayou Steel Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003	/S/ RICHARD J. GONZALEZ —————————————— Richard J. Gonzalez Vice President, Chief Financial Officer, Secretary, and Treasurer

Page 21