Form 10-K/A
period 2002-09-30
BAYOU STEEL CORP
filed 2003-03-25
CIK 807877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002	Commission File Number: 1-9982

BAYOU STEEL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	72-1125783 (I.R.S. Employer Identification No.)

138 Highway 3217 P.O. Box 5000 LaPlace, Louisiana (Address of Principal Executive Offices)	70069 (Zip Code)

Registrant’s telephone number, including area code: (985) 652-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, $.01 par value	American Stock Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2002 Annual Report filed as an exhibit, are incorporated herein by reference in Part III and Part IV hereof.

PART IV

     Registrant hereby amends its Form 10-K for the year ended September 30, 2002, as amended, to add on a report to its Annual Report previously filed, as amended below, and to add on a report to its schedule of valuation and qualifying accounts.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     (3) Exhibits

13.1 Annual Report filed with this report

     Since Registrant is providing financial statements in a filing for a period with respect to which Arthur Andersen LLP issued an accountants’ report, but cannot obtain an accountants’ report that is signed, the Registrant is including a copy of the latest signed and dated accountants’ report issued by Andersen for such period. Prominent disclosure that the report is a copy of the previously issued Andersen accountants’ report and that the report has not been reissued by Andersen is set forth on such copy. The report is reproduced below and forms a part of Exhibit 13.1.

Report of Independent Public Accountants

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Bayou Steel Corporation’s Annual Report for the fiscal year ended September 30, 2001. This audit report has not been issued by Arthur Andersen LLP in connection with this Annual Report for the fiscal year ended September 30, 2002.

To the Stockholders of
Bayou Steel Corporation:

     We have audited the accompanying consolidated balance sheets of Bayou Steel Corporation (a Delaware corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, cash flows, and changes in equity for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayou Steel Corporation and subsidiaries as of September 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

New Orleans, Louisiana November 9, 2001

Schedule II Valuation and Qualifying Accounts

     Since Registrant is providing a schedule of valuation and qualifying accounts in a filing for a period with respect to which Arthur Andersen LLP issued an accountants’ report, but cannot obtain an accountants’ report that is signed, the Registrant is including a copy of the latest signed and dated accountants’ report issued by Andersen for such period. Prominent disclosure that the report is a copy of the previously issued Andersen accountants’ report and that the report has not been reissued by Andersen is set forth on such copy. The report is reproduced below and forms a part of the Form 10-K, as amended.

1

Report of Independent Public Accountants

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Bayou Steel Corporation’s Report on Form 10-K for the fiscal year ended September 30, 2001. This audit report has not been issued by Arthur Andersen LLP in connection with this Report on Form 10-K for the fiscal year ended September 30, 2002.

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

/s/ Arthur Andersen LLP

New Orleans, Louisiana November 9, 2001

2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By	/s/ Richard J. Gonzalez —————————————————— Richard J. Gonzalez Vice President, Chief Financial Officer, Treasurer, and Secretary

Date:	March 25, 2003

3