Form 10-Q
period 2003-03-31
BAYOU STEEL CORP
filed 2003-05-20
CIK 807877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Exchange Act). Yes   |_|  No  |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2003
Class A Common Stock, $.01 par value	10,619,380
Class B Common Stock, $.01 par value	2,271,127
Class C Common Stock, $.01 par value	100

12,890,607

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) INDEX

Page 2

PART I – FINANCIAL INFORMATION

INDEPENDENT AUDITOR’S REVIEW STATUS

        Due to the Company filing a voluntary petition for reorganization on January 22, 2003, the Company was not able to obtain Bankruptcy Court approval for the appointment of an independent auditor in time to engage such auditor to perform the required review of the Company’s December 31, 2002 or March 31, 2003 interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements and notes thereto were not subject to such independent auditor review procedures. Upon engagement of an independent auditor, the Company will issue an amended Form 10-Q once the required review procedures have been completed.

Item 1.   FINANCIAL STATEMENTS

BAYOU STEEL CORPORATION
(DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
ASSETS

	(Unaudited) March 31, 2003	(Audited) September 30, 2002

CURRENT ASSETS:

Cash	$ 102,200	$ 57,290
Receivables, net of allowance for doubtful accounts	15,080,352	16,772,317
Inventories	54,302,192	58,099,176
Prepaid expenses	3,132,987	1,047,610

Total current assets	72,617,731	75,976,393

PROPERTY, PLANT AND EQUIPMENT:

Land	3,427,260	3,427,260
Machinery and equipment	146,773,933	153,978,320
Plant and office building	25,659,860	25,659,860

	175,861,053	183,065,440
Less-Accumulated depreciation	(87,785,887)	(84,097,031)

Net property, plant and equipment	88,075,166	98,968,409

OTHER ASSETS	2,125,995	2,230,894

Total assets	$ 162,818,892	$ 177,175,696

The accompanying notes are an integral part of these consolidated statements. Page 3

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	(Unaudited) March 31, 2003	(Audited) September 30, 2002
CURRENT LIABILITIES:
Post petition liabilities:
Accounts payable	$ 9,577,145	$ 15,139,678
Interest payable	—	4,275,000
Accrued liabilities	7,712,621	10,035,886
Borrowings under line of credit, including accrued
interest – in default	—	7,695,180
Long-term debt – in default	—	119,355,813
Debtor-in-possession financing	14,939,788	—

Total current liabilities	32,229,554	156,501,557

PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE	136,488,550	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock, $.01 par value –
Class A: 24,271,127 authorized and 10,619,380
outstanding shares	106,194	106,194
Class B: 4,302,347 authorized and 2,271,127
outstanding shares	22,711	22,711
Class C: 100 authorized and outstanding shares	1	1

Total common stock	128,906	128,906

Paid-in capital	46,045,224	46,045,224
Retained deficit	(51,424,000)	(24,850,649)
Accumulated other comprehensive income (loss)	(649,342)	(649,342)

Total stockholders’ equity (deficit)	(5,899,212)	20,674,139

Total liabilities and stockholder’ equity (deficit)	$ 162,818,892	$ 177,175,696

The accompanying notes are an integral part of these consolidated statements. Page 4

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
NET SALES	$ 37,394,347	$ 35,415,465	$ 66,225,041	$ 65,172,669

COST OF SALES	42,271,929	36,926,822	74,508,198	66,979,335

GROSS MARGIN	(4,877,582)	(1,511,357)	(8,283,157)	(1,806,666)

IMPAIRMENT LOSS ON LONG-
LIVED ASSETS	8,000,000	—	8,000,000	—

SELLING, GENERAL AND
ADMINISTRATIVE	1,952,768	1,653,107	3,666,100	3,311,951

REORGANIZATION EXPENSE	1,809,962	—	2,758,481	—

OPERATING LOSS	(16,640,312)	(3,164,464)	(22,707,738)	(5,118,617)

OTHER INCOME (EXPENSE):
Interest expense	(1,001,185)	(2,940,314)	(4,019,853)	(5,837,115)
Interest income	—	14,696	—	15,770
Miscellaneous	54,177	144,907	154,240	191,532

	(947,008)	(2,780,711)	(3,865,613)	(5,629,813)

NET LOSS	$(17,587,320)	$(5,945,175)	$(26,573,351)	$(10,748,430)

Weighted average basic and diluted
common shares outstanding	12,890,607	12,890,607	12,890,607	12,890,607

Net loss per basic and diluted
common share	$ (1.36)	$ (.46)	$ (2.06)	$ (.83)

The accompanying notes are an integral part of these consolidated statements. Page 5

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,573,351)	$(10,748,430)
Depreciation	3,924,149	4,278,402
Amortization	295,724	269,815
Provision for losses on accounts receivable	69,872	68,430
Provision for loss on long-lived assets	8,000,000	—
Reorganization expenses	2,758,481	—

Changes in working capital:
Decrease (increase) in receivables	1,622,093	(98,442)
Decrease in inventories	3,796,984	3,105,516
(Increase) in prepaid expenses and other assets	(2,113,932)	(1,602,669)
Increase (decrease) in accounts payable	3,622,202	(593,414)
Increase in interest payable
and accrued liabilities	1,292,617	582,654

Net cash used in operations excluding
reorganization expenses	(3,305,161)	(4,738,138)

NET CASH USED FOR REORGANIZATION
EXPENSES	(2,366,151)	—

Net cash used in operations	(5,671,312)	(4,738,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,030,906)	(1,150,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under debtor-in-possession
financing facility	14,939,788	—
Net borrowings (repayments) under line of credit	(8,192,660)	5,888,664

Net cash provided by financing activities	6,747,128	5,888,664

NET INCREASE IN CASH	44,910	—

CASH, beginning balance	57,290	—

CASH, ending balance	$ 102,200	$ —

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period for:
Interest	$ —	$ 5,700,000

The accompanying notes are an integral part of these consolidated statements. Page 6

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2003 (Unaudited)

1)	NATURE OF OPERATIONS

           Bayou Steel Corporation (the “Company”) owns and operates a steel minimill and a stocking warehouse on the Mississippi River in LaPlace, Louisiana (the “Louisiana Facility”), three additional stocking locations accessible to the Louisiana Facility through the Mississippi River waterway system, and a rolling mill with warehousing facility in Harriman, Tennessee (the “Tennessee Facility”). The Company produces light structural steel and merchant bar products for distribution to steel service centers and original equipment manufacturers/fabricators located throughout the United States, with export shipments of approximately 10% to Canada and Mexico

           On January 22, 2003, the Company and its subsidiaries, Bayou Steel Corporation (Tennessee) and River Road Realty Corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in United States Bankruptcy Court, Northern District of Texas (the “Bankruptcy Court”), where the case is now pending before the Honorable Barbara J. Houser, Case No. 03-30816 BJH (the “Petition Date”). As debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remains in possession of its properties and assets, and management continues to operate the business. The Company intends to continue normal operations and does not currently foresee any interruption in the shipment of product to customers. The Company cannot engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company attributed the need to reorganize to market conditions in the U.S. steel industry resulting from significant pressure from imported steel products, low product pricing, and high energy costs. These factors, coupled with the effects of a slow down in the economy, have adversely affected the Company over the past several years.

2)	BASIS OF PRESENTATION

           The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”); however, see Note 4 regarding the status of an independent auditor’s review. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of March 31, 2003 are based on last-in, first-out (“LIFO”) estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 2002.

           The accompanying consolidated financial statements include the accounts of Bayou Steel Corporation and its wholly-owned subsidiaries (the “Company”) after elimination of all significant intercompany accounts and transactions. The results for the six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2003.

           The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statements have been prepared on the basis that the Company will continue as a going concern and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s recurring losses, negative cash flow from operations, and the subsequent Chapter 11 case raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company’s ability to comply with the Debtor-In-Possession Agreement (see footnote 10), (ii) submission and confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company’s ability to achieve profitable operations after such confirmation, and (iv) the Company’s ability to generate sufficient cash from operations to meet its obligations. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

           The financial statements are prepared in accordance with the AICPA’s Statement of Position (SOP) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities (see Note 8). All liabilities arising before January 22, 2003 are subject to compromise. In addition, in accordance with the Bankruptcy Code, the Company discontinued accruing interest on the 9.5% first mortgage notes (the “Notes”) as of the Petition Date as this debt is subject to compromise. The debtor-in-possession financing (“DIP Financing”) is a post-petition liability and, therefore, not subject to compromise. The financial statements do not reflect the effect of any changes in the Company’s capital structure as a result of an approved plan of reorganization or adjustments to the carrying value of assets or liability amounts that may be necessary as a result of actions by the Bankruptcy Court.

3)	CHAPTER 11 PROCEEDINGS

           Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date (“prepetition”) are stayed (“deferred”), absent specific Bankruptcy Court authorization to pay such claims, while the Company continues to manage the business as a debtor-in-possession. The rights of and ultimate payments by the Company to prepetition creditors and to equity investors may be substantially altered. That could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially) than 100% of their face value and the equity interests of the Company’s stockholders being diluted or canceled. The Company’s prepetition creditors and stockholders will each have votes in the plan of reorganization. The Company is in the process of compiling information on assets and liabilities, both secured and unsecured, that may be subject to compromise or whose balance sheet classification might change as a result of the Chapter 11 proceedings. Management intends to submit a plan for reorganization to the Bankruptcy Court by the fall of 2003. For the six months ended March 31, 2003, the Company incurred approximately $2.8 million in professional fees and other expenses classified as reorganization expenses related to restructuring efforts on debt defaults that preceded the Petition Date and the bankruptcy proceedings.

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

4)	INDEPENDENT AUDITOR’S REVIEW STATUS

           Due to the Company filing a voluntary petition for reorganization on January 22, 2003, the Company was not able to obtain Bankruptcy Court approval for the appointment of an independent auditor in time to engage such auditor to perform the required review of the Company’s December 31, 2002 or March 31, 2003 interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements and notes thereto were not subject to such independent auditor review procedures. Upon engagement of an independent auditor, the Company will issue an amended Form 10-Q once the required review procedures have been completed.

5)	INVENTORIES

Inventories consist of the following:

	(Unaudited) March 31, 2003	(Audited) September 30, 2002
Steel scrap	$1,755,997	$2,667,194
Billets	4,750,232	6,592,189
Finished product	37,956,983	37,731,152
LIFO adjustments	(1,395,546)	680,306

	43,067,666	47,670,841
Operating supplies	11,234,526	10,428,335

	$54,302,192	$58,099,176

As of March 31, 2003 and September 30, 2002, $2.3 million in lower of LIFO cost or market reserves are included as reductions of finished product inventory.

6)	REORGANIZATION EXPENSES

           Reorganization expenses are expenses incurred by the Company as a result of its decision to restructure its debt prior to Petition Date and to reorganize under Chapter 11 of the Bankruptcy Code. The following summarizes the reorganization expenses provided by the Company during the quarter and six-month period ended March 31, 2003 of which $432,086 and $948,819 were incurred prior to the Petition Date, respectively.

	Quarter Ended March 31, 2003	Six Months Ended March 31, 2003
Professional and other fees	$1,326,109	$2,063,824
Write-down of deferred financing costs related
to the terminated line of credit	392,330	392,330
Other	91,523	302,327

	$1,809,962	$2,758,481

7)	PROPERTY, PLANT AND EQUIPMENT

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

           As a result of recent operating losses, projections of future operating performance, and continued negative market trend, the Company believes that the application of the criteria established by SFAS 144 requires recognition of an impairment loss on the asset group comprising its Tennessee rolling mill. In determining the fair value of the Tennessee rolling mill, the Company employed the present value technique of discounting, at a risk free rate, multiple cash flow scenarios that reflect a range of possible outcomes from the utilization and ultimate disposal of the Tennessee rolling mill. The various scenarios made assumptions about key drivers of cash flow, such as metal margin, shipments, capital expenditures, production levels, and distribution cost. Each scenario was then assigned a probability weighting representing management’s judgment of the probability of achieving each cash flow stream. Based on such judgment and assumptions underlying the calculation, the Company has reduced the carrying value of the assets comprising its Tennessee rolling mill by $8.0 million in its second quarter of fiscal 2003. The value was generally influenced by a longer time frame in which margins improved toward historical levels. The Company’s ability to achieve certain liquidity levels included in the various cash flow scenarios may result in actions that may again change the carrying value.

8)	PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE

           The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action and further developments with respect to disputed claims or other events, including reconciliation of claims filed with the Bankruptcy Court to amounts recorded in the accompanying consolidated financial statements. Under a confirmed plan of reorganization, all pre-petition claims subject to compromise may be paid and discharged at amounts substantially less than their allowed amounts. These liabilities have been reclassified as noncurrent because of the automatic stay provision of the Chapter 11 proceeding and it is unlikely that settlement of such obligations will occur prior to March 31, 2004.

           On a consolidated basis, recorded pre-petition liabilities subject to compromise under Chapter 11 Proceedings, consisted of the following:

	(Unaudited) March 31, 2003	(Audited) September 30, 2002
First Mortgage Notes	$119,412,933	$—
Accounts Payable	9,184,735	—
Accrued interest on First Mortgage Notes	7,890,882	—

Total liabilities subject to compromise	$136,488,550	—

           As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition undersecured debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition undersecured first mortgage notes (See Footnote 9) that was not charged to earnings for the period from January 23, 2003 to March 31, 2003, was approximately $2.2 million. Such interest is not being accrued as the Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to pre-petition unsecured or undersecured claims.

9)	LONG-TERM DEBT

           As of March 31, 2003, the $120 million of 9.5% first mortgage notes, net of the unamortized original issue discount of $587,067, is reported in the accompanying consolidated balance sheets as a non-current liability and the Company continues to carry the unamortized debt issue cost of $1.6 million as a non-current asset. The principal and accrued interest up to the Petition Date are included in pre-petition liabilities subject to compromise. Pending the results of the Company’s bankruptcy reorganization proceedings, certain adjustments to the presentation and carrying values of the Company’s debt and related discounts and/or issue costs will likely be required in future periods. The notes are secured by a first priority lien, subject to certain exceptions, on existing real property, plant and equipment, and most additions or improvements at the Louisiana Facility.

10)	DEBTORS-IN-POSSESSION FINANCING

           On February 28, 2003, the Bankruptcy Court approved the Debtor-In-Possession Financing Agreement (“DIP Agreement”) between the Company and the existing lenders on its credit facility. The Company retired its pre-petition secured credit facility in the amount of $18.6 million. In connection with this transaction, the Company wrote off $392,330 of deferred financing costs related to its old credit facility as a reorganization expense and capitalized $497,480 in deferred financing cost on the DIP Agreement as other assets. The DIP Agreement, which has a twelve month term, is secured by inventory, receivables, and certain fixed assets previously unencumbered by other debt agreements, bears interest at prime plus 1% or LIBOR plus 3%. Based on the borrowing base criteria, as defined, approximately $20.2 million is available as of March 31,2003; however, the Company is required to maintain a minimum liquidity reserve of $12 million. This minimum effectively reduces availability to $8.2 million. The DIP Agreement requires, among other things, the Company to meet certain cash operating performance measures based on the Company’s weekly budget for a 13 week period ending April 26, 2003. The Company has been in compliance throughout the period. There are no other financial performance covenants. The maximum amount outstanding under the pre-petition secured credit facility and the DIP Agreement during the six-month period ended March 31, 2003 was $19.6 million. The average borrowings were $16.0 million and the weighted average interest rate was 4.86%.

11)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

           Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the “guarantor subsidiaries”), which are wholly-owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the Notes on a joint and several basis. The Indenture provides certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company. The following are condensed consolidating balance sheets as of March 31, 2003 and September 30, 2002 and condensed consolidating statements of operations and cash flows for the three months ending March 31, 2003 and 2002 (in thousands).

Condensed Balance Sheets	March 31, 2003 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$100,197	$15,117	$(42,697)	$72,617
Property and equipment, net	76,198	11,877	—	88,075
Other noncurrent assets	(16,984)	171	18,939	2,126

Total assets	$159,411	$27,165	$(23,758)	$162,818

Current liabilities	$30,706	$44,220	$(42,697)	$32,229
Pre-Petition liabilities	134,604	1,884	—	136,488
Equity	(5,899)	(18,939)	18,939	(5,899)

Total liabilities and equity	$159,411	$27,165	$(23,758)	$162,818

	September 30, 2002 (Audited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$101,835	$14,847	$(40,706)	$75,976
Property and equipment, net	78,674	20,294	—	98,968
Other noncurrent assets	(6,072)	187	8,116	2,231

Total assets	$174,437	$35,328	$(32,590)	$177,175

Current liabilities	$153,763	$43,444	$(40,706)	$156,501
Debt	—	—	—	—
Equity	20,674	(8,116)	8,116	20,674

Total liabilities and equity	$174,437	$35,328	$(32,590)	$177,175

Condensed Statements of Operations	Three Months Ended March 31, 2003 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$34,165	$8,753	$(5,524)	$37,394
Cost of sales and administrative expense	(39,617)	(18,131)	5,524	(52,224)
Reorganization expenses	(1,810)	—	—	(1,810)

Operating loss	(7,262)	(9,378)	—	(16,640)
Interest and other income (expense)	(10,325)	(66)	9,444	(947)

Net loss	$(17,587)	$(9,444)	$9,444	$(17,587)

	Three Months Ended March 31, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$30,301	$9,447	$(4,333)	$35,415
Cost of sales and administrative expense	(31,950)	(10,963)	4,333	(38,580)

Operating loss	(1,649)	(1,516)	—	(3,165)
Interest and other income (expense)	(4,296)	(143)	1,659	(2,780)

Net loss	$(5,945)	$(1,659)	$1,659	$(5,945)

Page 11

	Six Months Ended March 31, 2003 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$61,855	$14,329	$(9,959)	$66,225
Cost of sales and administrative expense	(71,289)	(24,844)	9,959	(86,174)
Reorganization expenses	(2,758)	—	—	(2,758)

Operating loss	(12,192)	(10,515)	—	(22,707)
Interest and other income (expense)	(14,381)	(308)	10,823	(3,866)

Net loss	$(26,573)	$(10,823)	$10,823	$(26,573)

	Six Months Ended March 31, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$58,649	$16,525	$(10,001)	$65,173
Cost of sales and administrative expense	(61,119)	(19,173)	10,001	(70,291)

Operating loss	(2,470)	(2,648)	—	(5,118)
Interest and other income (expense)	(8,278)	(391)	3,039	(5,630)

Net loss	$(10,748)	$(3,039)	$3,039	$(10,748)

Condensed Statements of Cash Flows	Six Months Ended March 31, 2003 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(26,573)	$(10,823)	$10,823	$(26,573)
Noncash items	6,596	8,452	—	15,048
Equity in losses of subsidiaries	10,823	—	(10,823)	—
Changes in working capital	5,849	2,371	—	8,220

Net cash used in operations excluding
reorganization expenses	(3,305)	—	—	(3,305)

Net cash used for reorganization expenses:	$(2,366)	$—	$—	$(2,366)

Net cash used in operations	(5,671)	—	—	(5,671)

Cash flows from investing activities:
Purchases of property and equipment	(1,031)	—	—	(1,031)

Cash flows from financing activities:
Net borrowing on DIP Financing	14,940	—	—	14,940
Net borrowings under line of credit	(8,193)	—	—	(8,193)

Net cash provided from financing
activities	6,747	—	—	6,747

Net change in cash	45	—	—	45
Cash, beginning of period	57	—	—	57

Cash, end of period	$102	$—	$—	$102

Page 12

	Six Months Ended March 31, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(10,748)	$(3,039)	$3,039	$(10,748)
Noncash items	4,053	564	—	4,617
Equity in losses of subsidiaries	3,039	—	(3,039)	—
Changes in working capital	(1,412)	2,805	—	1,393

Net cash from operating activities	(5,068)	330	—	(4,738)

Cash flows from investing activities:
Purchases of property and equipment	(821)	(330)	—	(1,151)

Cash flows from financing activities:
Net borrowings under line of credit	5,889	—	—	5,889

Net change in cash	—	—	—	—
Cash, beginning of period	—	—	—	—

Cash, end of period	$—	$—	$—	$—

12)	COMMITMENTS AND CONTINGENCIES

           The Company is subject to various federal, state, and local laws and regulations concerning the discharge of contaminants that may be emitted into the air, discharged into waterways, and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. In addition, in the event of a release of a hazardous substance generated by the Company, it could be potentially responsible for the remediation of contamination associated with such a release. There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations. In addition, unless modified by the Bankruptcy Court, pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code, most pre-petition litigation against the Company is currently stayed.

           As of March 31, 2003, the Company has entered into forward price commitments totaling $815,000 for approximately 31% of the natural gas it expects to utilize in its production over the next three months. Although the Company intends to fulfill its commitments under the agreements, a trading market does exist for such commitments.

13)	EARNINGS PER SHARE

           The Company maintains an incentive stock award plan for certain key employees under which there are outstanding stock options to purchase 195,000, 175,000, 75,000, and 99,000 shares of its Class A Common Stock at exercise prices of $0.80, $3.25, $4.75, and $4.375 per share, respectively. Diluted earnings per share amounts were determined by assuming that the outstanding stock options were exercised and considered as additional common stock equivalents outstanding computed under the treasury stock method.

           Because the Company generated losses in the quarters and six months ended March 31, 2003 and 2002 respectively, there were no common stock equivalents considered outstanding for purposes of computing diluted earnings (loss) per share computation. Common stock equivalents excluded from the calculation of diluted earnings (loss) per share were 544,000 in the quarters and six months ended March 31, 2003 and 2002.

           The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS 123”) and SFAS 148, Accounting for Stock-Based compensation—Transition and Disclosure (“SFAS 148”) and continues to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock-based compensation plans. The pro-forma net income and related pro-forma earnings per share effect from applying SFAS 123 and 148 did not result in a material change to the actual results and earnings per share amounts reported.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the historical consolidated financial statements of Bayou Steel Corporation and related notes thereto included in Part I, Item 1 of this Report and the Company’s audited consolidated financial statements, footnotes, and Management’s Discussion and Analysis of Financing Condition and Results of Operation contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Unless otherwise indicated, all references to the “Company”or “Debtors” herein are intended to refer to Bayou Steel Corporation. This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers should refer to “Forward Looking Information” included in this report and in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002 for risk factors.

CHAPTER 11 PROCEEDINGS

           On January 22, 2003, the Company and its subsidiaries Bayou Steel Corporation (Tennessee), and River Road Realty Corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in United States Bankruptcy Court, Northern District of Texas (the “Bankruptcy Court”), where the case is now pending before the Honorable Barbara J. Houser, Case No. 03-30816 BJH (the “Petition Date”). As debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remains in possession of its properties and assets, and management continues to operate the business. The Company intends to continue normal operations and does not currently foresee any interruption in the shipment of product to customers in the near term. The Company cannot engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company attributed the need to reorganize to market conditions in the U.S. steel industry resulting from significant pressure from imported steel products, low product pricing, and high energy costs. These factors, coupled with the effects of a slow down in the economy, have adversely affected the Company over the past several years.

           The goal of the Chapter 11 Filing is to maximize recovery by creditors and shareholders by preserving the Company as a viable entity with going concern value. The protection afforded by the Chapter 11 Filing will permit the Company to preserve cash and restructure its debt. The confirmation of a plan of reorganization is the Company’s primary objective. The Company expects to propose a plan of reorganization to the Bankruptcy Court in the fall of 2003. When filed, the plan of reorganization will set forth the means of treating claims, including liabilities subject to compromise. The plan of reorganization will, in all probability, result in significant dilution of equity interests as a result of issuance of equity securities to creditors or new investors. The confirmation of any plan of reorganization will require acceptance by all classes of claimants as required under the Bankruptcy Code and approval of the Bankruptcy Court. Under the Bankruptcy Code, post-petition liabilities and pre-petition liabilities subject to compromise must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of the assets is compared to the liabilities and claims against the Company. There can no assurance as to what value, if any, will be ascribed to the Common Stock in the bankruptcy proceedings.

           The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statements have been prepared on the basis that the Company will continue as a going concern and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s recurring losses, negative cash flow from operations, and the subsequent Chapter 11 case raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company’s ability to comply with the DIP Agreement, (ii) submission and confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company’s ability to achieve profitable operations after such confirmation, and (iv) the Company’s ability to generate sufficient cash from operations to meet its obligations. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

           Including a non-cash asset impairment charge of $8 million, the Company reported a loss from operations of $16.6 million in the second quarter of fiscal 2003 compared to a loss of $3.2 million in the second quarter of fiscal 2002. Excluding the impact of the non-cash asset impairment charge, several major factors account for most of the remaining $5.4 million unfavorable change. First, due to the price of the raw material scrap increasing more than the increase in the average selling price, metal margin (the difference between the price of scrap and the selling price of the finished product) decreased $4 per ton resulting in a $0.5 million reduction in operating results. Second, sharply higher fuel prices adversely impacted operating results by approximately $1.5 million. Third, the Company incurred approximately $1.8 million, primarily in professional fees, in reorganization expenses. Fourth, based on estimates of year-end inventories and costs, the Company required approximately a $1 million LIFO related charge (non-cash).

           Including the $8 million non-cash asset impairment charge, for the first six months of fiscal 2003, the Company reported a loss from operations of $22.7 million compared to $5.1 million in the same period of fiscal 2002. Excluding the non-cash asset impairment charge, the $9.6 million increased loss is primarily due to several factors. First, the decrease in metal margin of $6 per ton and related sales adjustments reduced operating results by $1.9 million. Second, higher production costs, primarily related to higher fuel prices and per unit fixed cost adversely impacted earnings by $3 million. Third, reorganization expenses impacted results by $2.7 million. Lastly, favorable adjustments to inventory in fiscal 2002 and unfavorable adjustments to inventory in fiscal 2003, such as the above mentioned LIFO charge, reduced results by $1.9 million.

           The following table sets forth shipment and sales data.

	Three Months Ended March 31,
	2003	2002
Net Sales (in thousands)	$37,394	$35,415
Shipment Tons	130,680	134,468
Average Selling Price Per Ton	$282	$259
Metal Margin Per Ton	$172	$176

	Six Months Ended March 31,
	2003	2002
Net Sales (in thousands)	$66,225	$65,173
Shipment Tons	230,230	241,262
Average Selling Price Per Ton	$283	$266
Metal Margin Per Ton	$177	$183

A.	Sales

           Net sales for the quarter increased by 6% on a 3% decrease in shipments and a 9% increase in the average selling price compared to the second quarter of fiscal 2002. The decrease in shipments is attributable to the recessionary domestic economic conditions and some customers’ concerns about the financial condition of the Company. There were several price increases subsequent to the second quarter of fiscal 2002; hence, selling prices were higher in the second quarter of fiscal 2003. Due to rapidly rising prices for scrap, fuels, and alloys, which collectively represent over 50% of costs, all steel producers, including the Company, raised prices $35 per ton on most products effective late in the quarter. As a result, the Company expects a higher price and improved margins in the third fiscal quarter.

           The Company is planning to expand sales on the West Coast by utilizing transfer locations that will facilitate improved customer service at a competitive net delivered price. The Company will also more aggressively pursue various OEM (original equipment manufacturers) markets, such as joist, metal building, rack, material handling, and highway safety. Additionally, the Company intends to add several products to its production schedule by the end of the year. The Company recently entered into a service contract with a transportation internet service that specializes in truck dispatch automation; this will facilitate improved customer service by providing increased truck availability at reduced cost. These initiatives are directed to generating additional sales, leading to higher and more efficient levels of capacity utilization.

           Net sales for the six month period increased by 2 % on a 4% decrease and 6% increase in shipments and the average selling price, respectively, compared to the first six months of fiscal 2002. These fluctuations are the result of the market factors noted above.

B.	Cost of Goods Sold

           Cost of goods sold exceeded sales for the quarter and the six months ended March 31, 2003 as well as those of the prior year respective periods. This change is a result of increased scrap cost, increased fuel cost, and an increase in fixed cost per ton as a result of decreased production.

           Scrap is used in the Company’s melting operations in Louisiana and is a significant component of the cost of billets utilized by its rolling mills. Scrap cost during the second quarter increased $26 per ton or 31% compared to the same period last year which offset the $23 per ton increase in selling prices. Scrap increased sharply during the quarter as a result of an exceptionally strong export market and a domestic market affected by steel producers increasing their scrap inventories. Generally and over periods of time, the average selling price of finished product trends with scrap prices. The Company expects that, in its third quarter, scrap prices will moderate slightly. Additive and alloy costs increased by $2 per ton as a result of sharply increasing prices and, to a lesser extent, consumption.

           Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into finished product. Conversion cost per ton for the Louisiana operations increased 11% in the second quarter of fiscal 2003 compared to the same period last year. An increase in the price of fuels accounted for almost the entire change. During the prior year fiscal quarter, fuel prices were unusually low. The Tennessee rolling mill experienced an 8% decrease in conversion cost largely driven by controls on maintenance and general operating supplies spending. The Company reduced operating levels in the second quarter of fiscal 2003 in order to reduce inventories which had increased significantly at the end of the first fiscal quarter. This also adversely impacted per unit production costs for the second quarter of fiscal 2003.

           Fiscal year to date conversion cost per ton exceeded the prior year period by nearly 13%. Rapidly increasing fuel prices resulted in 66% of the increase. The remaining 34% of the increase was due to higher per unit fixed costs in the first fiscal quarter of 2003 caused by the Company’s attempt to operate at a higher capacity utilization.

           The Company continues to initiate actions to reduce costs and promote higher levels of efficiency. The Company implemented a swing shift to reduce labor costs and to prepare for an anticipated increase in operations. Since the Petition Date, the Company reduced 29 additional positions without reducing operating levels. The Company has introduced a new production schedule which improves customer service while reducing per unit costs.

           The Company continues to critically evaluate the cost effectiveness of certain operating assets, their mode of operation and the impact on inventories and cost, and the general business environment in which each facility operates. Although the Company’s recent goal of achieving operating cash flow breakeven (loss plus depreciation and amortization) has not been achieved, management believes that continued focus on operating cost, efficiencies, and capacity utilization, which is driven by shipment volumes, will be the largest contributors to obtaining this goal and providing liquidity to meet future operating needs.

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

           As a result of recent operating losses and projections of future operating performance, the Company believes that the application of the criteria established by SFAS 144 requires recognition of an impairment loss on the asset group comprising its Tennessee rolling mill. In determining the fair value of the Tennessee rolling mill, the Company employed the present value technique of discounting, at a risk free rate, multiple cash flow scenarios that reflect a range of possible outcomes from the utilization and ultimate disposal of the Tennessee rolling mill. The various scenarios made assumptions about key drivers of cash flow, such as metal margin, shipments, capital expenditures, production levels, and distribution cost. Each scenario was then assigned a probability weighting representing management’s judgment of the probability of achieving each cash flow stream. Based on such judgment and assumptions underlying the calculation, the Company has reduced the carrying value of the assets comprising its Tennessee rolling mill by $8.0 million in its second quarter of fiscal 2003. The value was generally influenced by a longer time frame in which margins improved toward historical levels. The Company’s ability to achieve certain liquidity levels included in the various cash flow scenarios may result in actions that may again change the carrying value.

           Once the plan of reorganization is approved by the Bankruptcy Court, the carrying value of certain plant, property, and equipment may need to be adjusted.

D.	Selling, General and Administrative

           Selling, general and administrative expenses in both the second fiscal quarter and fiscal 2003 year to date increased as compared to the same prior year periods due primarily to an increase in insurance premiums.

E.	Reorganization Expenses

           Reorganization expenses in the amount of $1.8 million for the three months ended March 31, 2003 consist of professional fees and other expenses associated with the Chapter 11 proceedings that are approved by the Bankruptcy Court, including the professional fees of the secured lenders providing the DIP financing, the unsecured creditors and those incurred by the Company. Also, deferred financing charges associated with the pre-petition line of credit were expensed as a reorganization item. Reorganization expenses for the six months ended March 31, 2003 also include expenses prior to the Petition Date related to the Company’s efforts to restructure the debt in an out of court arrangement. The Company expects the professional fees and other expense items to approximate $0.4 to $0.5 million per month for the foreseeable future.

F.	Interest Expense

           Interest expense decreased by $1.9 million for the three months and six months ended March 31, 2003 as compared to the prior year period. The Company discontinued accruing interest on the $120 million of Notes since this liability is subject to compromise in Chapter 11 proceedings. The total interest on pre-petition Notes that was not charged to earnings for the period from January 22, 2003 to March 31, 2003 was $2.2 million. Interest expense on the line of credit increased relative to the prior year due to greater borrowings.

G.	Net Loss

           Excluding asset impairment charge, net loss increased $3.6 million in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 due to three factors. First, metal margin was eroded due to the price of scrap increasing more than the selling price of the finished product. Second, conversion cost increased as fuel prices escalated. Third, the Company incurred $1.8 million in reorganization expenses.

LIQUIDITY AND CAPITAL RESOURCES

A.	Operating Cash Flow

           For the first six months of fiscal 2003, $3.3 million excluding reorganization expenses was used in operations due largely to the net loss generated during the period. During the same period of the prior year $4.7 million was used in operations for similar reasons.

           During the first six months of fiscal 2003, inventories decreased by $3.8 million as a result of reducing operating levels below the low shipment levels of the quarter. Accounts payable increased due to post-petition payment terms given by many of the Company’s suppliers. During the first six months of fiscal 2003, receivables decreased by $1.6 million as the collection rate slightly exceeded the sales.

           If cash flow continues to be negative, the Company will have to incur additional debt under its DIP financing agreement. (See “Liquidity & Finance”). If cash flow is positive, funds would be available to invest in significant operating initiatives or reduce outstanding debt. The Company’s liquidity position remains its highest priority. The Company is hoping for a significant improvement in cash flow in the third fiscal quarter and is projecting positive cash flow from operations, before changes in working capital, in the fourth fiscal quarter. These projected improvements are predicated on many assumptions, including maintaining current price realizations and some moderations in the scrap and fuel prices of the past few months.

B.	Capital Expenditures

           Capital expenditures totaled $1.0 million in the first six months of fiscal 2003 compared to $1.1 million in the same period last year. Spending during both periods has been limited to required facility maintenance capital programs. Given current conditions and the condition of the facilities, capital programs over the next twelve months will continue to be directed towards maintenance programs requiring approximately $3 million.

C.	Liquidity & Financing Matters

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

           On February 28, 2003, the Bankruptcy Court approved the Debtor-In-Possession Financing Agreement (“DIP Agreement”) between the Company and the existing lenders on its credit facility. The Company retired its pre-petition secured credit facility in the amount of $18.6 million. In connection with this transaction, the Company wrote off $392,330 of deferred financing costs related to its old credit facility to reorganizing expenses and capitalized $497,480 in deferred financing cost on the DIP Agreement as other assets. The DIP Agreement, which has a twelve month term, is secured by inventory, receivables, and certain fixed assets previously unencumbered by other debt agreements, bears interest at prime plus 1% or LIBOR plus 3%. Based on the borrowing base criteria, as defined, approximately $20.2 million is available as of March 31,2003; however, the Company is required to maintain a minimum liquidity reserve of $12 million. This minimum effectively reduces availability to $8.2 million. The DIP Agreement requires, among other things, the Company to meet certain cash operating performance measures based on the Company’s weekly budget for a 13 week period ending April 26, 2003. The Company has been in compliance throughout the period. There are no other financial performance covenants. The maximum amount outstanding during the six-month period ended March 31, 2003 was $19.6 million. The average borrowings were $16.0 million and the weighted average interest rate was 4.86%.

           Based on the borrowing base criteria, as defined, approximately $20.4 million is available as of April 30, 2003; however, there is a required liquidity reserve of $12 million which reduced the effective availability to $8.4 million.

           Liquidity will be impacted by the uncertainty of the bankruptcy proceedings, including restructuring and settlement of pre-petition obligations and the Company’s ability to attain projected operating results. As a result of these uncertainties, there can be no assurance that existing or future sources of liquidity will be adequate. The Company’s failure to achieve its anticipated shipment levels, its cost reduction initiatives, or operating performance goals could also have a material adverse effect on the financial results or liquidity of the Company in the future. In addition, external factors affect the Company’s market and related production costs. Unfavorable price movements for outside purchases of scrap, and energy, among other things, could also have a material adverse effect on the financial results or liquidity of the Company.

OTHER COMMENTS

Forward-Looking Information, Inflation and Other

           This document contains various “forward-looking” statements which represent the Company’s expectation or belief concerning future events. Statements regarding the Company’s ability to complete its bankruptcy reorganization proceedings timely, the outcome of the reorganization plan, the Company’s ability to sustain current operations during the pendency of the reorganization including its ability to maintain normal relationships with customers, the ability of the Company to establish normal terms and conditions with suppliers and vendors, costs of the reorganization process, the adequacy of financing arrangements during the reorganization period, future market prices, operating results, synergies, future operating efficiencies, future governmental actions and the results of such actions, cost savings and other statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements.

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

•	General economic conditions in the United States.
•	Potential additional military conflicts in the Persian Gulf area or other parts of the world pursuant to the United States efforts to combat domestic and global terrorism.
•	The imports into the United States that have affected the steel market.
•	The highly cyclical and seasonal nature of the steel industry.
•	The possibility of increased competition from other minimills.
•	The Company’s ability to expand its product lines and increase acceptance of existing product lines.
•	The Company’s ability to rationalize its products without adversely impacting other products.
•	Additional capacity in the Company’s product lines.
•	Running shorter production cycles in a cost effective manner.
•	The availability of raw materials such as steel scrap.
•	The cost and availability of fuels, specifically natural gas and electricity.
•	The costs of environmental compliance and the impact of government regulations.
Page 19

•	The Company’s relationship with its workforce.
•	The restrictive covenants and tests contained in the Company’s existing and future debt instruments that could limit its operating and financial flexibility.
•	The risk that the Company will not have the liquidity required to meet its commitments either through utilization of existing and future credit agreements, alternative agreements or internally generated funds.
•	The cost of restructuring charges.
•	The inability to get the Company’s plan of reorganization approved.

PART II – OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

           On January 22, 2003, the Company voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code. The petition was filed in the Bankruptcy court, Case No. 03-30816BJH. The Company continues to operate business as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. Under the provisions of the U.S. Bankruptcy code, all secured and unsecured creditors are required to submit proofs of claim. All proofs of claim are required to be filed by May 27, 2003. The Company is currently reconciling such claims and intends to provide such data with the Reorganization Plan to be filed in the fall of 2003.

           The Company is involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. In addition, unless modified by the Bankruptcy Court, pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code, most pre-petition litigation against the Company is currently stayed.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

           Prior to the Company’s filing for protection under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2003, the Company was unable to make the $5.7 million semiannual interest payment due under its Notes. As a result, on December 16, 2002 the Company was in default of the Notes and due to cross default provisions, the Company was also in default of its $50 million line of credit agreement. The total arrearages of interest payments is $7.9 million.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1996).

3.2	Amended Restated By-laws of the Company (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

4.1	Indenture (including form of First Mortgage Note and Subsidiary guarantee between each recourse subsidiary of the Company and the Trustee), dated May 22, 1998, between the Company, Bayou Steel Corporation (Tennessee), River Road Realty Corporation and Bank One, as trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998.

4.2	Debtor-In-Possession Loan and Security Agreement by and among Congress Financial Corporation as Lender and Bayou Steel Corporation and Bayou Steel Corporation (Tennessee) as Debtors-In-Possession and Borrower dated February 28, 2003.

(b)	Reports on Form 8-K

(a)	The Company filed a Form 8-K, dated January 22, 2003 reporting under Item 3 that it filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Page 21

SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By  /s/ Richard J. Gonzalez
      ————————————————
      Richard J. Gonzalez
      Vice President, Chief Financial Officer,
      Treasurer, and Secretary

Date:   May 20, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/S/ HOWARD M. MEYERS —————————————————————— Howard M. Meyers Chairman of the Board and Chief Executive Officer

Page 23

I, Richard J. Gonzalez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bayou Steel Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/S/ RICHARD J. GONZALEZ —————————————————————— Richard J. Gonzalez Vice President, Chief Financial Officer, Secretary, and Treasurer

Page 24