Form 10-Q
period 2003-06-30
BAYOU STEEL CORP
filed 2003-08-19
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                 (985) 652-4900
              (Registrant's telephone number, including area code)

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

               Class                         Shares Outstanding at June 30, 2003
------------------------------------         -----------------------------------
Class A Common Stock, $.01 par value                    10,619,380
Class B Common Stock, $.01 par value                     2,271,127
Class C Common Stock, $.01 par value                           100
                                                        ----------
                                                        12,890,607
                                                        ==========

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                                      INDEX

                                                                           Page
PART I. FINANCIAL INFORMATION                                             Number
                                                                          ------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -- June 30, 2003 and            3
                   September 30, 2002

                  Consolidated Statements of  Operations -- Three             5
                   and Nine Months Ended June 30, 2003 and 2002

                  Consolidated Statements of Cash  Flows -- Nine Months       6
                   Ended June 30, 2003 and 2002

                  Notes to Consolidated Financial  Statements                 7

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       14

                  Chapter 11 Proceedings                                     14

                  Results of Operations                                      15

                  Liquidity and Capital Resources                            18

                  Other Comments                                             19

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          20

         Item 3.  Defaults Upon Senior Securities                            20

         Item 4.  Controls and Procedures                                    20

         Item 5.  Other Information                                          21

         Item 6.  Exhibits and Reports on Form 8-K                           21

                         PART I - FINANCIAL INFORMATION

INDEPENDENT AUDITOR'S REVIEW STATUS

      Due to the Company filing a voluntary petition for reorganization on January 22, 2003, the Company was not able to obtain Bankruptcy Court approval for the appointment of an independent auditor in time to engage such auditor to perform the required review of the Company's December 31, 2002, March 31, 2003 or June 30, 2003 interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements and notes thereto were not subject to such independent auditor review procedures. Upon engagement of an independent auditor, the Company will issue amended Forms 10-Q once the required review procedures have been completed.

Item 1. FINANCIAL STATEMENTS

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                 (Unaudited)            (Audited)
                                                                                   June 30,           September 30,
                                                                                     2003                  2002
                                                                                -------------         -------------
CURRENT ASSETS:

   Cash ..........................................................              $     101,890         $      57,290
   Receivables, net of allowance for doubtful accounts ...........                 17,308,079            16,772,317
   Inventories ...................................................                 56,979,249            58,099,176
   Prepaid expenses ..............................................                  3,680,390             1,047,610
                                                                                -------------         -------------

         Total current assets ....................................                 78,069,608            75,976,393
                                                                                -------------         -------------

PROPERTY, PLANT AND EQUIPMENT:

   Land ..........................................................                  3,427,260             3,427,260
   Machinery and equipment .......................................                146,886,022           153,978,320
   Plant and office building .....................................                 25,739,705            25,659,860
                                                                                -------------         -------------
                                                                                  176,052,987           183,065,440
   Less-Accumulated depreciation .................................                (89,728,682)          (84,097,031)
                                                                                -------------         -------------

         Net property, plant and equipment .......................                 86,324,305            98,968,409
                                                                                -------------         -------------

OTHER ASSETS .....................................................                  1,978,433             2,230,894
                                                                                -------------         -------------

         Total assets ............................................              $ 166,372,346         $ 177,175,696
                                                                                =============         =============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    (Unaudited)           (Audited)
                                                                                      June 30,          September 30,
                                                                                        2003                 2002
                                                                                   -------------        -------------
CURRENT LIABILITIES:
 Post petition liabilities:
   Accounts payable ...................................................            $   7,263,332        $  15,139,678
   Interest payable ...................................................                       --            4,275,000
   Accrued liabilities ................................................                9,132,962           10,035,886
   Borrowings under line of credit, including accrued
      interest - in default ...........................................                       --            7,695,180
   Long-term debt - in default ........................................                       --          119,355,813
   Debtor-in-possession financing .....................................               20,516,958                   --
                                                                                   -------------        -------------

         Total current liabilities ....................................               36,913,252          156,501,557
                                                                                   -------------        -------------

PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE ........................              138,968,328                   --
                                                                                   -------------        -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

   Common stock, $.01 par value -
      Class A: 24,271,127 authorized and 10,619,380
               outstanding shares .....................................                  106,194              106,194
      Class B: 4,302,347 authorized and 2,271,127
               outstanding shares .....................................                   22,711               22,711
      Class C: 100 authorized and outstanding shares ..................                        1                    1
                                                                                   -------------        -------------

         Total common stock ...........................................                  128,906              128,906

   Paid-in capital ....................................................               46,045,224           46,045,224
   Retained deficit ...................................................              (55,034,022)         (24,850,649)
   Accumulated other comprehensive income (loss) ......................                 (649,342)            (649,342)
                                                                                   -------------        -------------

         Total stockholders' equity (deficit) .........................               (9,509,234)          20,674,139
                                                                                   -------------        -------------

         Total liabilities and stockholders' equity (deficit) .........            $ 166,372,346        $ 177,175,696
                                                                                   =============         =============

 The accompany ing notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended                      Nine Months Ended
                                                                 June 30,                              June 30,
                                                      ------------------------------       --------------------------------
                                                          2003               2002               2003              2002
                                                      ------------      ------------       -------------      -------------
NET SALES ....................................        $ 37,674,493      $ 38,863,948       $ 103,899,535      $ 104,036,616

COST OF SALES ................................          38,017,533        42,113,620         112,525,732        109,092,956
                                                      ------------      ------------       -------------      -------------

GROSS MARGIN .................................            (343,040)       (3,249,672)         (8,626,197)        (5,056,340)

IMPAIRMENT LOSS ON LONG-
   LIVED ASSETS ..............................                  --         6,602,535           8,000,000          6,602,535

SELLING, GENERAL AND
   ADMINISTRATIVE ............................           1,751,239         1,760,489           5,417,340          5,072,438

REORGANIZATION EXPENSE .......................           1,421,491                --           4,179,972                 --
                                                      ------------      ------------       -------------      -------------

OPERATING LOSS ...............................          (3,515,770)      (11,612,696)        (26,223,509)       (16,731,313)
                                                      ------------      ------------       -------------      -------------

OTHER INCOME (EXPENSE):
   Interest expense ..........................            (236,346)       (2,947,960)         (4,256,199)        (8,785,076)
   Interest income ...........................                  --                --                  --             15,771
   Miscellaneous .............................             142,095            25,595             296,335            217,127
                                                      ------------      ------------       -------------      -------------
                                                           (94,251)       (2,922,365)         (3,959,864)        (8,552,178)
                                                      ------------      ------------       -------------      -------------
LOSS BEFORE
   INCOME TAX ................................          (3,610,021)      (14,535,061)        (30,183,373)       (25,283,491)

PROVISION FOR
   INCOME TAX ................................                  --         7,681,824                  --          7,681,824
                                                      ------------      ------------       -------------      -------------

NET LOSS .....................................        $ (3,610,021)     $(22,216,885)      $ (30,183,373)     $ (32,965,315)
                                                      ============      ============       =============      =============

Weighted average basic and diluted
   common shares outstanding .................          12,890,607        12,890,607          12,890,607         12,890,607

Net loss per basic and diluted
common share .................................        $       (.28)     $      (1.72)      $       (2.34)     $       (2.56)
                                                      ============      ============       =============      =============

  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                                 June 30,
                                                                                        2003                  2002
                                                                                    ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .............................................................           $(30,183,373)        $(32,965,315)
   Depreciation .........................................................              5,872,591            6,770,975
   Amortization .........................................................                529,463              405,087
   Provision for losses on accounts receivable ..........................                109,411              109,274
   Provision for loss on long-lived assets ..............................              8,000,000            6,602,535
   Deferred income taxes ................................................                     --            7,681,824
   Reorganization expenses ..............................................              4,179,972                   --

   Changes in working capital:
      (Increase) decrease in receivables ................................               (645,173)             623,068
      Decrease in inventories ...........................................              1,119,927            6,693,356
      (Increase) in prepaid expenses and other assets ...................             (2,718,952)            (410,647)
      Increase (decrease) in accounts payable ...........................              3,759,607             (385,982)
      Increase (decrease) in interest payable
       and accrued liabilities ..........................................              2,712,958           (1,477,193)
                                                                                    ------------         ------------
         Net cash used in operations excluding
           reorganization expenses ......................................             (7,263,569)          (6,353,018)

NET CASH USED FOR REORGANIZATION
   EXPENSES .............................................................             (3,787,642)                  --
                                                                                    ------------         ------------
   Net cash used in operations ..........................................            (11,051,211)          (6,353,018)
                                                                                    ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ...........................             (1,228,487)          (1,091,430)
                                                                                    ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under debtor-in-possession
      financing facility ................................................             20,516,958                   --
   Net borrowings (repayments) under line of credit .....................             (8,192,660)           7,444,448
                                                                                    ------------         ------------
         Net cash provided by financing activities ......................             12,324,298            7,444,448
                                                                                    ------------         ------------

NET INCREASE IN CASH ....................................................                 44,600                   --

CASH, beginning balance .................................................                 57,290                   --
                                                                                    ------------         ------------

CASH, ending balance ....................................................           $    101,890         $         --
                                                                                    ============         ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid during the period for:
      Interest ..........................................................           $         --         $ 11,400,000

  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

1)    NATURE OF OPERATIONS

      Bayou Steel Corporation (the "Company") owns and operates a steel minimill and a stocking warehouse on the Mississippi River in LaPlace, Louisiana (the "Louisiana Facility"), three additional stocking locations accessible to the Louisiana Facility through the Mississippi River waterway system, and a rolling mill with warehousing facility in Harriman, Tennessee (the "Tennessee Facility"). The Company produces light structural steel and merchant bar products for distribution to steel service centers and original equipment manufacturers/fabricators located throughout the United States, with export shipments of approximately 10% to Canada and Mexico

      On January 22, 2003, the Company and its subsidiaries, Bayou Steel Corporation (Tennessee) and River Road Realty Corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in United States Bankruptcy Court, Northern District of Texas (the "Bankruptcy Court"), where the case is now pending before the Honorable Barbara J. Houser, Case No. 03-30816 BJH (the "Petition Date"). As debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remains in possession of its properties and assets, and management continues to operate the business. The Company intends to continue normal operations and does not currently foresee any interruption in the shipment of product to customers. The Company cannot engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company attributed the need to reorganize to market conditions in the U.S. steel industry resulting from significant pressure from imported steel products, low product pricing, and high energy costs. These factors, coupled with the effects of a slow down in the economy, have adversely affected the Company over the past several years.

2)    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"); however, see Note 4 regarding the status of an independent auditor's review. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of June 30, 2003 are based on last-in, first-out ("LIFO") estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 2002.

      The accompanying consolidated financial statements include the accounts of Bayou Steel Corporation and its wholly-owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. The results for the nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2003.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statements have been prepared on the basis that the Company will continue as a going concern and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses, negative cash flow from operations, and the subsequent Chapter 11 case raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with the Debtor-In-Possession Agreement (see footnote 10), (ii) submission and confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The financial statements are prepared in accordance with the AICPA's Statement of Position (SOP) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities (see
Note 8). All liabilities arising before January 22, 2003 are subject to compromise. In addition, in accordance with the Bankruptcy Code, the Company discontinued accruing interest on the 9.5% first mortgage notes (the "Notes") as of the Petition Date as this debt is subject to compromise. The debtor-in-possession financing ("DIP Financing") is a post-petition liability and, therefore, not subject to compromise. The financial statements do not reflect the effect of any changes in the Company's capital structure as a result of an approved plan of reorganization or adjustments to the carrying value of assets or liability amounts that may be necessary as a result of actions by the Bankruptcy Court.

3)    CHAPTER 11 PROCEEDINGS

      Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("prepetition") are stayed ("deferred"), absent specific Bankruptcy Court authorization to pay such claims, while the Company continues to manage the business as a debtor-in-possession. The rights of and ultimate payments by the Company to prepetition creditors and to equity investors may be substantially altered. That could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially) than 100% of their face value and the equity interests of the Company's stockholders being diluted or canceled. The Company's prepetition creditors and stockholders will each have votes in the plan of reorganization. The Company is in the process of compiling information on assets and liabilities, both secured and unsecured, that may be subject to compromise or whose balance sheet classification might change as a result of the Chapter 11 proceedings. Management intends to submit a plan for reorganization to the Bankruptcy Court by October 1, 2003. For the nine months ended June 30, 2003, the Company incurred approximately $4.2 million in professional fees and other expenses classified as reorganization expenses related to restructuring efforts on debt defaults that preceded the Petition Date and the bankruptcy proceedings.

      It is not possible to predict the length of time the Company will operate under the protection of Chapter 11, or the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders.

4)    INDEPENDENT AUDITOR'S REVIEW STATUS

      Due to the Company filing a voluntary petition for reorganization on January 22, 2003, the Company was not able to obtain Bankruptcy Court approval for the appointment of an independent auditor in time to engage such auditor to perform the required review of the Company's December 31, 2002, March 31, 2003 or June 30, 2003 interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements and notes thereto were not subject to such independent auditor review procedures. Upon engagement of an independent auditor, the Company will issue amended Forms 10-Q once the required review procedures have been completed.

5)    INVENTORIES

      Inventories consist of the following:

                                                                         (Unaudited)          (Audited)
                                                                           June 30,         September 30,
                                                                             2003                2002
                                                                         ----------         -------------
      Steel scrap ..............................................         $3,201,320          $2,667,194
      Billets ..................................................          6,819,287           6,592,189
      Finished product .........................................         37,093,284          37,731,152
      LIFO adjustments .........................................           (430,707)            680,306
                                                                         ----------          ----------
                                                                         46,683,184          47,670,841
      Operating supplies .......................................         10,296,065          10,428,335
                                                                         ----------          ----------
                                                                         $56,979,249         $58,099,176
                                                                         ==========          ==========

      As of June 30, 2003 and September 30, 2002, $2.3 million in lower of LIFO cost or market reserves are included as reductions of finished product inventory.

6)    REORGANIZATION EXPENSES

      Reorganization expenses are expenses incurred by the Company as a result of its decision to restructure its debt prior to Petition Date and to reorganize under Chapter 11 of the Bankruptcy Code. The following summarizes the reorganization expenses provided by the Company during the quarter and nine-month period ended June 30, 2003 of which $948,819 were incurred prior to the Petition Date, respectively.

                                                                       Quarter Ended     Nine Months Ended
                                                                          June 30,            June 30,
                                                                            2003               2003
                                                                       -------------     -----------------
      Professional and other fees ..............................         $1,277,122          $3,340,944
      Write-down of deferred financing costs related
        to the terminated line of credit .......................                 --             392,330
      Other ....................................................            144,369             446,698
                                                                         ----------          ----------
                                                                         $1,421,491          $4,179,972
                                                                         ==========          ==========

7)    PROPERTY, PLANT AND EQUIPMENT

      During fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which requires, among other things, that companies recognize impairment losses on long-lived assets. SFAS 144 supersedes previous accounting standards which contained similar provisions. SFAS 144 states that an impairment is a condition that exists when the carrying amount of a long-lived asset or asset group exceeds its fair value and therefore is not recoverable. This condition is deemed to exist if the carrying amount of the asset or asset group exceeds the sum of the undiscounted cash flow expected to be derived from the use and eventual disposition of the asset or asset group.

      As a result of recent operating losses, projections of future operating performance, and continued negative market trends, the Company believed that the application of the criteria established by SFAS 144 required recognition of impairment losses on the asset group comprising its Tennessee rolling mill, which losses were recorded in the third quarter of fiscal 2002 and the second quarter of fiscal 2003. In determining the fair value of the Tennessee rolling mill, the Company employed the present value technique of discounting, at a risk free rate, multiple cash flow scenarios that reflect a range of possible outcomes from the utilization and ultimate disposal of the Tennessee rolling mill. The various scenarios made assumptions about key drivers of cash flow, such as metal margin, shipments, capital expenditures, production levels, and distribution cost. Each scenario was then assigned a probability weighting representing management's judgment of the probability of achieving each cash flow stream. Based on such judgment and assumptions underlying the calculation, the Company has reduced the carrying value of the assets comprising its Tennessee rolling mill by $8.0 million in its second quarter of fiscal 2003. The Company also reduced the carrying value of these assets by $6.6 million in fiscal 2002. The value was generally influenced by a longer time frame in which margins improved toward historical levels. The Company's ability to achieve certain liquidity levels included in the various cash flow scenarios may result in actions that may again change the carrying value.

8)    PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE

      The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action and further developments with respect to disputed claims or other events, including reconciliation of claims filed with the Bankruptcy Court to amounts recorded in the accompanying consolidated financial statements. Under a confirmed plan of reorganization, all pre-petition claims subject to compromise may be paid and discharged at amounts substantially less than their allowed amounts. These liabilities have been reclassified as noncurrent because of the automatic stay provision of the Chapter 11 proceeding and it is unlikely that settlement of such obligations will occur prior to June 30, 2004.

      On a consolidated basis, recorded pre-petition liabilities subject to compromise under Chapter 11 Proceedings, consisted of the following:

                                                                        (Unaudited)           (Audited)
                                                                          June 30,          September 30,
                                                                            2003                 2002
                                                                        ------------        -------------
      First Mortgage Notes ..............................               $119,441,493         $       --
      Accounts Payable ..................................                 11,635,953                 --
      Accrued interest on First Mortgage Notes ..........                  7,890,882                 --
                                                                        ------------         ----------
         Total liabilities subject to compromise ........               $138,968,328                 --
                                                                        ============         ==========

      As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition undersecured debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition undersecured first mortgage notes (See Footnote 9) that was not charged to earnings for the period from January 23, 2003 to June 30, 2003, was approximately $5.0 million. Such interest is not being accrued as the Bankruptcy Code generally disallows the payment of interest that accrues post- petition with respect to pre-petition unsecured or undersecured claims.

9)    LONG-TERM DEBT

      As of June 30, 2003, the $120 million of 9.5% first mortgage notes, net of the unamortized original issue discount of $558,507, is reported in the accompanying consolidated balance sheets as a non-current liability and the Company continues to carry the unamortized debt issue cost of $1.5 million as a non-current asset. The principal and accrued interest up to the Petition Date are included in pre-petition liabilities subject to compromise. Pending the results of the Company's bankruptcy reorganization proceedings, certain adjustments to the presentation and carrying values of the Company's debt and related discounts and/or issue costs will likely be required in future periods. The notes are secured by a first priority lien, subject to certain exceptions, on existing real property, plant and equipment, and most additions or improvements at the Louisiana Facility.

10)   DEBTORS-IN-POSSESSION FINANCING

      On February 28, 2003, the Bankruptcy Court approved the Debtor-In-Possession Financing Agreement ("DIP Agreement") between the Company and the existing lenders on its credit facility. The Company retired its pre-petition secured credit facility in the amount of $18.6 million. In connection with this transaction, the Company wrote off $392,330 of deferred financing costs related to its old credit facility as a reorganization expense and capitalized $555,100 in deferred financing cost on the DIP Agreement as other assets. The DIP Agreement, which is a $45 million credit facility and has a twelve month term, is secured by inventory, receivables, and certain fixed assets previously unencumbered by other debt agreements, bears interest at prime plus 1% or LIBOR plus 3%. Based on the borrowing base criteria, as defined, approximately $20.4 million is available as of June 30, 2003; however, the Company is required to maintain a minimum liquidity reserve of $12 million. This minimum effectively reduces additional availability for borrowing to $8.4 million. The DIP Agreement required, among other things, the Company to meet certain cash operating performance measures based on the Company's weekly budget for a 13 week period ending which ended April 26, 2003. The Company was in compliance throughout the period. There are no other financial performance covenants. The maximum amount outstanding under the pre-petition secured credit facility and the DIP Agreement during the nine-month period ended June 30, 2003 was $21.7 million. The average borrowings were $16.8 million and the weighted average interest rate was 4.95%.

11)   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the "guarantor subsidiaries"), which are wholly-owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the Notes on a joint and several basis. The Indenture provides certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company. The following are condensed consolidating balance sheets as of June 30, 2003 and September 30, 2002 and condensed consolidating statements of operations for the three and nine months ending June 30, 2003 and 2002 and condensed consolidating statements of cash flows for the nine months ended June 30, 2003 and 2002 (in thousands).

Condensed Balance Sheets                                                            June 30, 2003 (Unaudited)
                                                             --------------------------------------------------------------------
                                                                                 Guarantor
                                                               Parent           Subsidiaries        Eliminations     Consolidated
                                                             ---------          ------------        ------------     ------------
Current assets ...................................           $ 105,700            $ 15,999            $(43,629)        $  78,070
Property and equipment, net ......................              74,624              11,700                  --            86,324
Other noncurrent assets ..........................             (17,166)                161              18,983             1,978
                                                             ---------            --------            --------         ---------
   Total assets ..................................           $ 163,158            $ 27,860            $(24,646)        $ 166,372
                                                             =========            ========            ========         =========

Current liabilities ..............................           $  35,583            $ 44,959            $(43,629)        $  36,913
Pre-Petition liabilities .........................             137,084               1,884                  --           138,968
Equity ...........................................              (9,509)            (18,983)             18,983            (9,509)
                                                             ---------            --------            --------         ---------
   Total liabilities and equity ..................           $ 163,158            $ 27,860            $(24,646)        $ 166,372
                                                             =========            ========            ========         =========

                                                                                   September 30, 2002 (Audited)
                                                             --------------------------------------------------------------------
                                                                                 Guarantor
                                                               Parent           Subsidiaries        Eliminations     Consolidated
                                                             ---------          ------------        ------------     ------------
Current assets ...................................           $ 101,835            $ 14,847            $(40,706)        $  75,976
Property and equipment, net ......................              78,674              20,294                  --            98,968
Other noncurrent assets ..........................              (6,072)                187               8,116             2,231
                                                             ---------            --------            --------         ---------
   Total assets ..................................           $ 174,437            $ 35,328            $(32,590)        $ 177,175
                                                             =========            ========            ========         =========

Current liabilities ..............................           $ 153,763            $ 43,444            $(40,706)        $ 156,501
Equity ...........................................              20,674              (8,116)              8,116            20,674
                                                             ---------            --------            --------         ---------
   Total liabilities and equity ..................           $ 174,437            $ 35,328            $(32,590)        $ 177,175
                                                             =========            ========            ========         =========

Condensed Statements of Operations                                        Three Months Ended June 30, 2003 (Unaudited)
                                                             --------------------------------------------------------------------
                                                                                 Guarantor
                                                               Parent           Subsidiaries        Eliminations     Consolidated
                                                             ---------          ------------        ------------     ------------
Net sales ........................................           $  33,932            $  9,148            $ (5,406)        $  37,674
Cost of sales and administrative expense .........             (35,910)             (9,264)              5,406           (39,768)
Reorganization expenses ..........................              (1,422)                 --                  --            (1,422)
                                                             ---------            --------            --------         ---------
   Operating loss ................................              (3,400)               (116)                 --            (3,516)
Interest and other income (expense) ..............                (200)                 72                  44               (94)
                                                             ---------            --------            --------         ---------
   Net loss ......................................           $  (3,610)           $    (44)           $     44         $  (3,610)
                                                             =========            ========            ========         =========

                                                                           Three Months Ended June 30, 2002 (Unaudited)
                                                             --------------------------------------------------------------------
                                                                                 Guarantor
                                                               Parent           Subsidiaries        Eliminations     Consolidated
                                                             ---------          ------------        ------------     ------------
Net sales ........................................           $  36,206            $  9,689            $ (7,031)        $  38,864
Cost of sales and administrative expense .........             (38,618)            (18,890)              7,031           (50,477)
                                                             ---------            --------            --------         ---------
   Operating loss ................................              (2,412)             (9,201)                 --           (11,613)
Interest and other income (expense) ..............             (12,123)               (311)              9,512            (2,922)
                                                             ---------            --------            --------         ---------
Loss before income tax ...........................             (14,535)             (9,512)              9,512           (14,535)
Provision for income tax .........................               7,682                  --                  --             7,682
                                                             ---------            --------            --------         ---------
   Net loss ......................................           $ (22,217)           $ (9,512)           $  9,512         $ (22,217)
                                                             =========            ========            ========         =========

                                                                           Nine Months Ended June 30, 2003 (Unaudited)
                                                             ----------------------------------------------------------------------
                                                                                 Guarantor
                                                               Parent           Subsidiaries        Eliminations       Consolidated
                                                             ---------          ------------        ------------       ------------
Net sales ........................................           $  95,787            $ 23,477            $(15,365)         $ 103,899
Cost of sales and administrative expense .........            (107,200)            (34,108)             15,365           (125,943)
Reorganization expenses ..........................              (4,180)                 --                  --             (4,180)
                                                             ---------            --------            --------          ---------
   Operating loss ................................             (15,593)            (10,631)                 --            (26,224)
Interest and other income (expense) ..............             (14,590)               (236)             10,867             (3,959)
                                                             ---------            --------            --------          ---------
   Net loss ......................................           $ (30,183)           $(10,867)           $ 10,867          $ (30,183)
                                                             =========            ========            ========          =========

                                                                            Nine Months Ended June 30, 2002 (Unaudited)
                                                             ----------------------------------------------------------------------
                                                                                 Guarantor
                                                               Parent           Subsidiaries        Eliminations       Consolidated
                                                             ---------          ------------        ------------       ------------
Net sales ........................................           $  94,854            $ 26,214            $(17,032)         $ 104,036
Cost of sales and administrative expense .........             (99,736)            (38,063)             17,032           (120,767)
                                                             ---------            --------            --------          ---------
   Operating loss ................................              (4,882)            (11,849)                 --            (16,731)
Interest and other income (expense) ..............             (20,401)               (703)             12,552             (8,552)
                                                             ---------            --------            --------          ---------
Loss before income tax ...........................             (25,283)            (12,552)             12,552            (25,283)
Provision for income tax .........................               7,682                  --                  --              7,682
                                                             ---------            --------            --------          ---------
   Net loss ......................................           $ (32,965)           $(12,552)           $ 12,552          $ (32,965)
                                                             =========            ========            ========          =========

Condensed Statements of Cash Flows                                            Nine Months Ended June 30, 2003 (Unaudited)
                                                             ----------------------------------------------------------------------
                                                                                 Guarantor
                                                               Parent           Subsidiaries        Eliminations       Consolidated
                                                             ---------          ------------        ------------       ------------
Cash flows from operating activities:
   Net loss ......................................           $ (30,183)           $(10,867)           $ 10,867          $ (30,183)
   Noncash items .................................              10,035               8,656                  --             18,691
   Equity in losses of subsidiaries ..............              10,867                  --             (10,867)                --
   Changes in working capital ....................               2,018               2,211                  --              4,229
                                                             ---------            --------            --------          ---------
   Net cash used in operations excluding
     reorganization expenses .....................              (7,263)                 --                  --             (7,263)

Net cash used for reorganization expenses: .......           $  (3,788)           $     --            $     --          $  (3,788)
                                                             ---------            --------            --------          ---------
   Net cash used in operations ...................             (11,051)                 --                  --            (11,051)
                                                             ---------            --------            --------          ---------

Cash flows from investing activities:
   Purchases of property and equipment ...........              (1,228)                 --                  --             (1,228)
                                                             ---------            --------            --------          ---------

Cash flows from financing activities:
   Net borrowing on DIP Financing ................              20,517                  --                  --             20,517
   Net borrowings under line of credit ...........              (8,193)                 --                  --             (8,193)
                                                             ---------            --------            --------          ---------
     Net cash provided from financing
      activities .................................              12,324                  --                  --             12,324
                                                             ---------            --------            --------          ---------

   Net change in cash ............................                  45                  --                  --                 45
Cash, beginning of period ........................                  57                  --                  --                 57
                                                             ---------            --------            --------          ---------
Cash, end of period ..............................           $     102            $     --            $     --          $     102
                                                             =========            ========            ========          =========

                                                                             Nine Months Ended June 30, 2002 (Unaudited)
                                                                  ----------------------------------------------------------------
                                                                                    Guarantor
                                                                   Parent          Subsidiaries     Eliminations      Consolidated
                                                                  --------         ------------     ------------      ------------
Cash flows from operating activities:
   Net loss ............................................          $(32,965)          $(12,552)        $ 12,552          $(32,965)
   Noncash items .......................................            14,057              7,512               --            21,569
   Equity in losses of subsidiaries ....................            12,552                 --          (12,552)               --
   Changes in working capital ..........................              (369)             5,412               --             5,043
                                                                  --------           --------         --------          --------
     Net cash from operating activities ................            (6,725)               372               --            (6,353)
                                                                  --------           --------         --------          --------

Cash flows from investing activities:
   Purchases of property and equipment .................              (719)              (372)              --            (1,091)
                                                                  --------           --------         --------          --------

Cash flows from financing activities:
   Net borrowings under line of credit .................             7,444                 --               --             7,444
                                                                  --------           --------         --------          --------

   Net change in cash ..................................                --                 --               --                --
Cash, beginning of period ..............................                --                 --               --                --
                                                                  --------           --------         --------          --------
Cash, end of period ....................................          $     --           $     --         $     --          $     --
                                                                  ========           ========         ========          ========

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

      As of June 30, 2003, the Company has entered into forward price commitments totaling $1.9 million for approximately 43% of the natural gas it expects to utilize in its production over the next nine months. Although the Company intends to fulfill its commitments under the agreements, a trading market does exist for such commitments.

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

      Because the Company generated losses in the quarters and nine months ended June 30, 2003 and 2002 respectively, there were no common stock equivalents considered outstanding for purposes of computing diluted earnings (loss) per share computation. Common stock equivalents excluded from the calculation of diluted earnings (loss) per share were 544,000 in the quarters and nine months ended June 30, 2003 and 2002.

      The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS 123") and SFAS 148, Accounting for Stock-Based compensation--Transition and Disclosure ("SFAS 148") and continues to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock-based compensation plans. The pro-forma net income and related pro-forma earnings per share effect from applying SFAS 123 and 148 did not result in a material change to the actual results and earnings per share amounts reported.

14)   INCOME TAXES

      As of September 30, 2002, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $155 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2022. A change of control, as defined by section 382 of the Internal Revenue Service code, would seriously limit the Company's ability to utilize the NOLs. The plan of reorganization, once approved by the Court, could result in such a change of control.

      The realization of a net deferred tax asset is dependent in part upon generation of sufficient future taxable income. The Company periodically assesses the carrying value of this asset taking into consideration many factors including changing market conditions, historical trend information, and modeling expected future financial performance. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") requires, among other things, that the Company determine whether it is "more likely than not" that it will realize such benefits and that all negative and positive evidence be considered (with more weight given to evidence that is "objective and verifiable") in making the determination. SFAS 109 further indicates that objective negative evidence, such as cumulative losses in recent years, losses expected in early future years, and a history of potential tax benefits expiring unused, is difficult to overcome.

      After taking into consideration recent operating losses, and the continued negative market conditions and after giving more weight to factors, such as these that are objective and verifiable, the Company determined in the third quarter of fiscal 2002 that the realization of its previously recorded net deferred tax asset no longer met the more likely than not criteria established by SFAS 109. Accordingly, the Company recorded an additional valuation allowance of $7.7 million in the third quarter of fiscal 2002 fully reserving any future benefits that might be derived from its NOLs as of June 30, 2002.

      As a result of the bankruptcy and the Company's continued operating losses, as of June 30, 2003, the Company has fully reserved for any future benefit that might be derived as a result of the fiscal 2003 operating results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the historical consolidated financial statements of Bayou Steel Corporation and related notes thereto included in Part I, Item 1 of this Report and the Company's audited consolidated financial statements, footnotes, and Management's Discussion and Analysis of Financing Condition and Results of Operation contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Unless otherwise indicated, all references to the "Company" or "Debtors" herein are intended to refer to Bayou Steel Corporation. This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers should refer to "Forward Looking Information" included in this report and in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002 for risk factors.

CHAPTER 11 PROCEEDINGS

      On January 22, 2003, the Company and its subsidiaries Bayou Steel Corporation (Tennessee), and River Road Realty Corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in United States Bankruptcy Court, Northern District of Texas (the "Bankruptcy Court"), where the case is now pending before the Honorable Barbara J. Houser, Case No. 03-30816 BJH (the "Petition Date"). As debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remains in possession of its properties and assets, and management continues to operate the business. The Company intends to continue normal operations and does not currently foresee any interruption in the shipment of product to customers in the near term. The Company cannot engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company attributed the need to reorganize to market conditions in the U.S. steel industry resulting from significant pressure from imported steel products, low product pricing, and high energy costs. These factors, coupled with the effects of a slow down in the economy, have adversely affected the Company over the past several years.

      The goal of the Chapter 11 Filing is to maximize recovery by creditors and shareholders by preserving the Company as a viable entity with going concern value. The protection afforded by the Chapter 11 Filing will permit the Company to preserve cash and restructure its debt. The confirmation of a plan of reorganization is the Company's primary objective. The Company expects to propose a plan of reorganization to the Bankruptcy Court by October 1, 2003. When filed, the plan of reorganization will set forth the means of treating claims, including liabilities subject to compromise. The plan of reorganization will, in all probability, result in significant dilution or even cancellation of equity interests as a result of issuance of equity securities to creditors or new investors. The confirmation of any plan of reorganization will require acceptance by all classes of claimants as required under the Bankruptcy Code and approval of the Bankruptcy Court. Under the Bankruptcy Code, post-petition liabilities and pre-petition liabilities subject to compromise must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of the assets is compared to the liabilities and claims against the Company. There can be no assurance as to what value, if any, will be ascribed to the Common Stock in the bankruptcy proceedings.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statements have been prepared on the basis that the Company will continue as a going concern and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses, negative cash flow from operations, and the subsequent Chapter 11 case raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with the DIP Agreement, (ii) submission and confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

      The Company reported a net loss of $3.6 million in the third quarter of fiscal 2003 compared to a loss of $22.2 million in the third quarter of fiscal 2002. Three major factors account for the $18.6 million favorable change. First, a non-cash asset impairment charge of $6.6 million and a provision for income tax of $7.7 million were recorded in the third quarter of fiscal 2002. No such adjustments were made in the third quarter of fiscal 2003. Second, due to rapidly rising prices for scrap, fuels, and alloys, which collectively represent over 50% of costs, substantially all steel producers, including the Company, raised prices $35 per ton on most products effective late in the second quarter of fiscal 2003. As a result of the average selling price increasing more than the price of the raw material scrap, metal margin (the difference between the selling price of the finished product and the price of scrap) increased $28 per ton resulting in a $3.4 million improvement in operating results. Third, interest expense decreased $2.7 million as a result of discontinuing the accrual of interest on the Notes as of the Petition Date. Offsetting these favorable changes were $1.4 million in reorganization expenses in the third quarter of fiscal 2003 and a one-time favorable tax credit in the prior year quarter in fiscal 2002. Improved operating efficiencies of $1.5 million were completely offset by the sharply higher fuel prices than the prior year third quarter.

      The Company reported a net loss of $30.2 in the nine month period ending June 30, 2003, million compared to $33.0 million in the nine month period of fiscal 2002. The $2.8 million favorable change is primarily due to four factors. First, the non-cash asset impairment charge of $8.0 million recorded in the nine month period ended June 30,2003 was $2.6 million greater than a similar charge recorded in the comparable period of fiscal 2002. Second, a provision for income tax of $7.7 million was recorded in the first nine months of fiscal 2002 and no such provision was recorded in fiscal 2003. Third, higher production costs, primarily related to higher fuel prices and per unit fixed cost due to lower capacity utilization levels, adversely impacted earnings by $3.5 million. Fourth, reorganization expenses had an unfavorable impact on results of $4.5 million. The discontinued accrual of interest on the Notes impacted earnings favorably by $4.6 million. The increase in metal margin of $6 per ton combined with a decrease in shipment volume of 32,000 tons resulted in virtually no impact on operating results.

      The following table sets forth shipment and sales data.

                                                           Three Months Ended
                                                                June 30,
                                                          2003           2002
                                                        --------       --------
      Net Sales (in thousands) ...............          $ 37,674       $ 38,864
      Shipment Tons ..........................           120,100        140,951
      Average Selling Price Per Ton ..........          $    310       $    271
      Metal Margin Per Ton ...................          $    200       $    172

                                                           Nine Months Ended
                                                                June 30,
                                                          2003           2002
                                                        --------       --------
      Net Sales (in thousands) ...............          $103,900       $104,037
      Shipment Tons ..........................           350,330        382,213
      Average Selling Price Per Ton ..........          $    293       $    268
      Metal Margin Per Ton ...................          $    185       $    179

A.    Sales

      Net sales for the quarter decreased by 3% on a 15% decrease in shipments and a 14% increase in the average selling price compared to the third quarter of fiscal 2002. The decrease in shipments is attributable to the recessionary domestic economic conditions and some customers' concerns about the financial condition of the Company since filing bankruptcy. The Company experienced a higher average selling price and improved margins in the third quarter of fiscal 2003 as a result of the $35 per ton price increase late in the second quarter mentioned above. In response to escalating scrap prices and high fuel costs in the fourth quarter of fiscal 2003, a $15 per ton price increase has been announced effective at the end of August. The Company's results could be adversely impacted if the increases in selling prices continue to lag the increases in scrap and electricity prices.

      The Company has begun expanding sales on the West Coast by utilizing a transfer location that will facilitate improved customer service at a competitive net delivered price. The Company will also more aggressively pursue various OEM (original equipment manufacturers) markets, such as joist, metal building, rack, material handling, and highway safety. The Company recently entered into a service contract with a transportation internet service that specializes in truck dispatch automation; this will facilitate improved customer service by providing increased truck availability at reduced cost. The objective of these initiatives is to operate additional sales, leading to higher and more efficient levels of capacity utilization.

      Net sales for the nine month period was approximately the same compared to the first nine months of fiscal 2002. Shipments decreased 8% and the average selling price increased 9% compared to the comparable prior year period. These fluctuations are the result of the market factors noted above.

B.    Cost of Goods Sold

      The gross margin improved by $2.9 million in the third quarter of fiscal 2003 as compared to the comparable prior year third quarter. This improvement was due to the fact that selling price increases exceeded cost increases. However, cost of goods sold exceeded sales for the quarter and the nine months ended June 30, 2003 as well as those of the prior year respective periods. In fiscal 2002, this was caused by an abnormally low selling price. In fiscal 2003, even though selling prices improved, the higher prices for scrap and fuel and a higher fixed cost per ton as a result of decreased production resulted in a gross margin loss.

      Scrap is used in the Company's melting operations in Louisiana and is a significant cost component of the finished product. Scrap cost during the third quarter increased $11 per ton or 11% compared to the same period last year which partially offset the $39 per ton increase in average selling prices. Scrap increased sharply during the first two quarters of fiscal 2003 as a result of an exceptionally strong export market and a domestic market affected by steel producers increasing their scrap inventories, and stabilized in the third quarter. Generally and over periods of time, the average selling price of finished product trends with scrap prices. The Company expects that, in its fourth quarter, scrap prices will increase sharply. Additive and alloy costs increased by $3 per ton as a result of sharply increasing prices.

      Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into finished product. Conversion cost per ton for the Louisiana operations was approximately the same in the third quarter of fiscal 2003 as compared to the same period last year despite a $1.5 million increase in electricity and natural gas prices. With constant fuel prices, the per unit conversion cost would have decreased 8% in the third quarter of fiscal 2003 as compared to the prior year period. The Tennessee rolling mill experienced a 14% decrease in conversion cost largely driven by controls on labor and overhead and maintenance materials spending. The Company continued to reduce operating levels in the third quarter of fiscal 2003 in order to reduce inventories which had increased significantly at the end of the first fiscal quarter. This also adversely impacted per unit production costs for the third quarter of fiscal 2003.

      Fiscal year to date conversion cost per ton exceeded the prior year period by nearly 9% in Louisiana and . decreased in Tennessee by 10%. These year to date fluctuations in conversion costs per ton are primarily due to the same factors noted above.

      The Company continues to critically evaluate the cost effectiveness of certain operating assets, their mode of operation and the impact on inventories and cost, and the general business environment in which each facility operates. The Company's recent goal of achieving operating cash flow breakeven (loss plus depreciation, amortization and restructuring charges) has been achieved in the third quarter of fiscal 2003 for the first time since fiscal 1999.

C.    Asset Impairment

      During fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which requires, among other things, that companies recognize impairment losses on long-lived assets. SFAS 144 supersedes previous accounting standards which contained similar provisions. SFAS 144 states that an impairment is a condition that exists when the carrying amount of a long-lived asset or asset group exceeds its fair value and therefore is not recoverable. This condition is deemed to exist if the carrying amount of the asset or asset group exceeds the sum of the undiscounted cash flow expected to be derived from the use and eventual disposition of the asset or asset group.

      As a result of recent operating losses, projections of future operating performance, and continued negative market trends, the Company believed that the application of the criteria established by SFAS 144 required recognition of impairment losses on the asset group comprising its Tennessee rolling mill, which losses were recorded in the third quarter of fiscal 2002 and the second quarter of fiscal 2003. In determining the fair value of the Tennessee rolling mill, the Company employed the present value technique of discounting, at a risk free rate, multiple cash flow scenarios that reflect a range of possible outcomes from the utilization and ultimate disposal of the Tennessee rolling mill. The various scenarios made assumptions about key drivers of cash flow, such as metal margin, shipments, capital expenditures, production levels, and distribution cost. Each scenario was then assigned a probability weighting representing management's judgment of the probability of achieving each cash flow stream. Based on such judgment and assumptions underlying the calculation, the Company has reduced the carrying value of the assets comprising its Tennessee rolling mill by $8.0 million in its second quarter of fiscal 2003. The Company also reduced the carrying value of these assets by $6.6 million in fiscal 2002. The value was generally influenced by a longer time frame in which margins improved toward historical levels. The Company's ability to achieve certain liquidity levels included in the various cash flow scenarios may result in actions that may again change the carrying value.

      Once the plan of reorganization is approved by the Bankruptcy Court, the carrying value of certain plant, property, and equipment could be subject to recorded adjustments.

D.    Selling, General and Administrative

      Selling, general and administrative expenses were approximately the same in the third fiscal quarter and increased $345,000 in the nine months ended June 30, 2003 as compared to the same prior year periods. The increase in fiscal 2003 is due primarily to an increase in insurance premiums.

E.    Reorganization Expenses

      Reorganization expenses in the amount of $1.4 million for the three months ended June 30, 2003 consist of professional fees and other expenses associated with the Chapter 11 proceedings that are approved by the Bankruptcy Court. Reorganization expenses for the nine months ended June 30, 2003 also include deferred financing charges associated with the pre-petition line of credit which were expensed as a reorganization item and expenses prior to the Petition Date related to the Company's efforts to restructure the debt in an out of court arrangement. The Company expects the professional fees and other expense items to approximate $0.4 to $0.5 million per month for the foreseeable future.

F.    Interest Expense

      Interest expense decreased by $2.7 million for the three months and $4.5 million for the nine months ended June 30, 2003 as compared to the same prior year periods. The Company discontinued accruing interest on the $120 million of Notes since this liability is subject to compromise in Chapter 11 proceedings. The total interest on pre-petition Notes that was not charged to earnings for the period from January 23, 2003 to June 30, 2003 was $5.0 million. Interest expense on the line of credit increased relative to the prior year due to greater borrowings.

G.    Net Loss

      Net loss decreased $18.6 million in the third quarter of fiscal 2003 compared to the same prior year period. This is primarily due to the asset impairment charge and the income tax provision recognized in the third quarter of fiscal 2002 in the amount of $6.6 million and $7.7 million, respectively, and there were no such adjustments in the comparable period of fiscal 2003. Additional factors in fiscal 2003 were the increase in the average selling price of $39 per ton and the decrease in interest expense as a result of discontinuing the accrual of interest on the Notes as of the Petition Date.

LIQUIDITY AND CAPITAL RESOURCES

A.    Operating Cash Flow

      For the first nine months of fiscal 2003, excluding reorganization expenses, $7.3 million was used in operations due largely to the net loss generated during the period. During the same period of the prior year $6.3 million was used in operations for similar reasons. During the first nine months of fiscal 2003, inventories decreased by $1.1 million as a result of reducing operating levels below the low shipment levels of the quarter. Accounts payable increased due to post-petition payment terms given by many of the Company's suppliers. During the first nine months of fiscal 2003, receivables increased by $0.6 million as the collection rate fell slightly below the sales.

      Excluding reorganization expenses and changes in working capital, the Company reached cash flow breakeven from operations in the third quarter. The Company's liquidity position remains its highest priority. The Company is hoping to continue to achieve cash flow breakeven in the fourth fiscal quarter. This is predicated on many assumptions, including maintaining current price realizations and stabilization in the scrap prices and moderation of the recent fuel prices.

B.    Capital Expenditures

      Capital expenditures totaled $1.2 million in the first nine months of fiscal 2003 compared to $1.0 million in the same period last year. Spending during both periods has been limited to required facility maintenance capital programs. Given current conditions and the condition of the facilities, capital programs over the next twelve months will continue to be directed towards maintenance programs requiring approximately $3.0 million.

C.    Liquidity & Financing Matters

      On February 28, 2003, the Bankruptcy Court approved the Debtor-In-Possession Financing Agreement ("DIP Agreement") between the Company and the existing lenders on its credit facility. The Company retired its pre-petition secured credit facility in the amount of $18.6 million. In connection with this transaction, the Company wrote off $392,330 of deferred financing costs related to its old credit facility as a reorganization expense and capitalized

$555,100 in deferred financing cost on the DIP Agreement as other assets. The DIP Agreement, which is a $45 million credit facility and has a twelve month term, is secured by inventory, receivables, and certain fixed assets previously unencumbered by other debt agreements, bears interest at prime plus 1% or LIBOR plus 3%. Based on the borrowing base criteria, as defined, approximately $20.4 million is available as of June 30, 2003; however, the Company is required to maintain a minimum liquidity reserve of $12 million. This minimum effectively reduces additional availability for borrowing to $8.4 million. The DIP Agreement required, among other things, the Company to meet certain cash operating performance measures based on the Company's weekly budget for a 13 week period ending which ended April 26, 2003. The Company was in compliance throughout the period. There are no other financial performance covenants. The maximum amount outstanding under the pre-petition secured credit facility and the DIP Agreement during the nine-month period ended June 30, 2003 was $21.7 million. The average borrowings were $16.8 million and the weighted average interest rate was 4.95%.

OTHER COMMENTS

Forward-Looking Information, Inflation and Other

      This document contains various "forward-looking" statements which represent the Company's expectation or belief concerning future events. Statements regarding the Company's ability to complete its bankruptcy reorganization proceedings timely, the outcome of the reorganization plan, the Company's ability to sustain current operations during the pendency of the reorganization including its ability to maintain normal relationships with customers, the ability of the Company to establish normal terms and conditions with suppliers and vendors, costs of the reorganization process, the adequacy of financing arrangements during the reorganization period, future market prices, operating results, synergies, future operating efficiencies, future governmental actions and the results of such actions, cost savings and other statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements.

      The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements. These include but are not limited to statements relating to future actions, prospective products, future dealings with the noteholders or senior credit lenders, future performance or results of current and anticipated new products, sales efforts, availability of raw materials, expenses such as fuel and scrap cost, the outcome of contingencies, the cost of environmental compliance and financial results. From time to time, the Company also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this report and in any other public statements may turn out to be wrong, and can be affected by inaccurate assumptions by known or unknown risks and uncertainties. Many factors mentioned in the discussion above will be important in determining future results. Consequently, no forward-looking statements can be guaranteed. Actual future results may vary materially. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures on related subjects in the Company's other reports to the Securities and Exchange Commission.

      The Company is subject to increases in the cost of energy, supplies, salaries and benefits, additives, alloys, and steel scrap due to inflation. Finished goods prices are influenced by supply, which varies with steel mill capacity and utilization, import levels, and market demand.

      There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company wherein monetary damages are sought. It is management's opinion that the Company's liability, if any, under such claims or proceedings, with exception to the events discussed in "Liquidity and Capital Resources," would not materially affect its financial position.

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

      o     General economic conditions in the United States.

      o Potential additional military conflicts in the Persian Gulf area or other parts of the world pursuant to the United States efforts to combat domestic and global terrorism.

      o The imports into the United States that have affected the steel market.

      o     The highly cyclical and seasonal nature of the steel industry.

      o     The possibility of increased competition from other minimills.

      o The Company's ability to expand its product lines and increase acceptance of existing product lines.

      o The Company's ability to rationalize its products without adversely impacting other products.

      o     Additional capacity in the Company's product lines.

      o     Running shorter production cycles in a cost effective manner.

      o     The availability of raw materials such as steel scrap.

      o The cost and availability of fuels, specifically natural gas and electricity.

      o The costs of environmental compliance and the impact of government regulations.

      o     The Company's relationship with its workforce.

      o The restrictive covenants and tests contained in the Company's existing and future debt instruments that could limit its operating and financial flexibility.

      o The risk that the Company will not have the liquidity required to meet its commitments either through utilization of existing and future credit agreements, alternative agreements or internally generated funds.

      o     The cost of restructuring charges.

      o     The inability to get the Company's plan of reorganization approved.

                           PART II - OTHER INFORMATION

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

      Prior to the Company's filing for protection under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2003, the Company was unable to make the $5.7 million semiannual interest payment due under its Notes. As a result, on December 16, 2002 the Company was in default of the Notes and, due to cross default provisions, the Company was also in default of its $50 million line of credit agreement. The total arrearages of interest payments is $7.9 million.

Item 4. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedure (as is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

      Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Item 5. OTHER INFORMATION

      The Company's common stock has been suspended from trading on the American Stock Exchange ("AMEX") since January 22, 2003, and it is expected that AMEX will take action on August 19, 2003 to delist the stock. An alternative trading system does not appear to be available at this time or for the foreseeable future.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31,
                        1996).

            3.2 Amended Restated By-laws of the Company (incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000).

            4.1 Indenture (including form of First Mortgage Note and Subsidiary guarantee between each recourse subsidiary of the Company and the Trustee), dated May 22, 1998, between the Company, Bayou Steel Corporation (Tennessee), River Road Realty Corporation and Bank One, as trustee (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

            4.2 Debtor-In-Possession Loan and Security Agreement by and among Congress Financial Corporation as Lender and Bayou Steel Corporation and Bayou Steel Corporation (Tennessee) as Debtors-In-Possession and Borrower dated February 28, 2003.

            31.1 Certification of Howard M. Myers pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Richard J. Gonzalez pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1        Certification of Howard M. Myers pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Richard J. Gonzalez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 19, 2003