Form 10-Q/A
period 2002-12-31
BAYOU STEEL CORP
filed 2004-01-13
CIK 807877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

12,890,607

EXPLANATORY NOTE

This amendment is being filed to update the Independent Auditors’ Review status. At the time of the original 10-Q filing made on February 19, 2003, the Company had not received the approval of the Bankruptcy Court to appoint Independent Auditors in order to perform the required review of the Company’s December 31, 2002 interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X. Subsequent to the original filing, the Company received the approval to engage Independent Auditors and the required review has been completed. The Independent Auditors’ Review Status preceding the Financial Statements in Part I and Note 2 to the financial statements have been omitted. No other sections of the original 10-Q filing made on February 19, 2003 have been omitted or amended.

BAYOU STEEL CORPORATION

INDEX

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — December 31, 2002 and
September 30, 2002	3

Consolidated Statements of Operations — Three
Months Ended December 31, 2002 and 2001	5

Consolidated Statements of Cash Flows — Three Months
Ended December 31, 2002 and 2001	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	12

Liquidity, Financing Matters, and Bankruptcy Proceedings	12

Results of Operations	14

Cash Flow Analysis	15

Other Comments	16

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities	17

Item 4. Controls and Procedures	17

Item 6. Exhibits and reports on Form 8-K	18

Page 2

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAYOU STEEL CORPORATION CONSOLIDATED BALANCE SHEETS ASSETS

	(Unaudited) December 31, 2002	(Audited) September 30, 2002
CURRENT ASSETS:

Cash	$979,792	$57,290
Receivables, net of allowance for doubtful accounts	12,789,646	16,772,317
Inventories	60,127,839	58,099,176
Prepaid expenses	2,049,605	1,047,610

Total current assets	75,946,882	75,976,393

PROPERTY, PLANT AND EQUIPMENT:

Land	3,427,260	3,427,260
Machinery and equipment	154,446,607	153,978,320
Plant and office building	25,659,860	25,659,860

	183,533,727	183,065,440
Less-Accumulated depreciation	(85,838,857)	(84,097,031)

Net property, plant and equipment	97,694,870	98,968,409

OTHER ASSETS	2,144,203	2,230,894

Total assets	$175,785,955	$177,175,696

The accompanying notes are an integral part of these consolidated statements. Page 3

BAYOU STEEL CORPORATION CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) December 31, 2002	(Audited) September 30, 2002
CURRENT LIABILITIES:

Accounts payable	$11,408,686	$15,139,678
Interest payable	7,125,000	4,275,000
Accrued liabilities	7,309,387	10,035,886
Borrowings under line of credit, including accrued
interest – in default	18,870,402	7,695,180
Long-term debt – in default	119,384,373	119,355,813

Total current liabilities	164,097,848	156,501,557

LONG-TERM DEBT	—	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock, $.01 par value –
Class A: 24,271,127 authorized and 10,619,380
outstanding shares	106,194	106,194
Class B: 4,302,347 authorized and 2,271,127
outstanding shares	22,711	22,711
Class C: 100 authorized and outstanding shares	1	1

Total common stock	128,906	128,906

Paid-in capital	46,045,224	46,045,224
Retained earnings	(33,836,681)	(24,850,649)
Accumulated other comprehensive income (loss)	(649,342)	(649,342)

Total stockholders’ equity	11,688,107	20,674,139

Total liabilities and stockholders’ equity	$175,785,955	$177,175,696

The accompanying notes are an integral part of these consolidated statements. Page 4

BAYOU STEEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,
	2002	2001

NET SALES	$28,830,694	$29,757,204

COST OF SALES	32,236,269	30,052,513

GROSS MARGIN	(3,405,575)	(295,309)

SELLING, GENERAL AND ADMINISTRATIVE	1,713,333	1,658,844

RESTRUCTURING CHARGES	948,519	—

OPERATING LOSS	(6,067,427)	(1,954,153)

OTHER INCOME (EXPENSE):
Interest expense	(3,018,668)	(2,896,801)
Interest income	—	1,074
Miscellaneous	100,063	46,625

	(2,918,605)	(2,849,102)

NET LOSS	$(8,986,032)	$(4,803,255)

Weighted average basic and diluted
common shares outstanding	12,890,607	12,890,607

Net loss per basic and diluted common share	$(.70)	$(.37)

The accompanying notes are an integral part of these consolidated statements. Page 5

BAYOU STEEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,986,032)	$(4,803,255)
Depreciation	1,926,278	2,083,676
Amortization	115,251	134,908
Provision for losses on accounts receivable	30,537	31,205

Changes in working capital:
Decrease in receivables	3,952,134	5,144,590
(Increase) in inventories	(2,028,663)	(2,143,928)
(Increase) in prepaid expenses and other assets	(1,001,995)	(117,805)
(Decrease) in accounts payable	(3,730,992)	(3,808,594)
Increase (decrease) in interest payable
and accrued liabilities	123,501	(2,884,105)

Net cash (used in) operations	(9,599,981)	(6,363,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(652,739)	(542,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	11,175,222	6,906,114

NET DECREASE IN CASH	(922,502)	—

CASH, beginning balance	57,290	—

CASH, ending balance	$979,792	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period for:
Interest	$—	$5,700,000
The accompanying notes are an integral part of these consolidated statements. Page 6

BAYOU STEEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002 (Unaudited)

1)	BASIS OF PRESENTATION, LIQUIDITY, FINANCING MATTERS, AND BANKRUPTCY PROCEEDINGS

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

2)	INVENTORIES

Inventories consist of the following:

	(Unaudited) December 31, 2002	(Audited) September 30, 2002
Steel scrap	$2,137,182	$2,667,194
Billets	6,059,566	6,592,189
Finished product	40,945,471	37,731,152
LIFO adjustments	484,121	680,306

	49,626,340	47,670,841
Operating supplies	10,501,499	10,428,335

	$60,127,839	$58,099,176

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

4)	SHORT-TERM BORROWING ARRANGEMENT

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

Condensed Balance Sheets	December 31, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$103,146	$14,944	$(42,143)	$75,947
Property and equipment, net	77,608	20,087	—	97,695
Other noncurrent assets	(7,529)	177	9,496	2,144

Total assets	$173,225	$35,208	$(32,647)	$175,786

Current liabilities	$161,537	$44,704	$(42,143)	$164,098
Equity	11,688	(9,496)	9,496	11,688

Total liabilities and equity	$173,225	$35,208	$(32,647)	$175,786

	September 30, 2002 (Audited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$101,835	$14,847	$(40,706)	$75,976
Property and equipment, net	78,674	20,294	—	98,968
Other noncurrent assets	(6,072)	187	8,116	2,231

Total assets	$174,437	$35,328	$(32,590)	$177,175

Current liabilities	$153,763	$43,444	$(40,706)	$156,501
Equity	20,674	(8,116)	8,116	20,674

Total liabilities and equity	$174,437	$35,328	$(32,590)	$177,175

Condensed Statements of Operations	Three Months Ended December 31, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$27,690	$5,575	$(4,434)	$28,831
Cost of sales and administrative expense	(32,620)	(6,712)	4,434	(34,898)

Operating loss	(4,930)	(1,137)	—	(6,067)
Interest and other income (expense)	(4,056)	(243)	1,380	(2,919)

Net loss	$(8,986)	$(1,380)	$1,380	$(8,986)

Page 10

	Three Months Ended December 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$28,348	$7,078	$(5,669)	$29,757
Cost of sales and administrative expense	(29,169)	(8,211)	5,669	(31,711)

Operating loss	(821)	(1,133)	—	(1,954)
Interest and other income (expense)	(3,982)	(248)	1,381	(2,849)

Net loss	$(4,803)	$(1,381)	$1,381	$(4,803)

Condensed Statements of Cash Flows	Three Months Ended December 31, 2002 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(8,986)	$(1,380)	$1,380	$(8,986)
Noncash items	1,850	222	—	2,072
Equity in losses of subsidiaries	1,380	—	(1,380)	—
Changes in working capital	(3,844)	1,158	—	(2,686)

Net cash from operating activities	(9,600)	—	—	(9,600)

Cash flows from investing activities:
Purchases of property and equipment	(652)	—	—	(652)

Cash flows from financing activities:
Net borrowings under line of credit	11,175	—	—	11,175

Net change in cash	923	—	—	923
Cash, beginning of period	57	—	—	57

Cash, end of period	$980	$—	$—	$980

	Three Months Ended December 31, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(4,803)	$(1,381)	$1,381	$(4,803)
Noncash items	1,954	296	—	2,250
Equity in losses of subsidiaries	1,381	—	(1,381)	—
Changes in working capital	(5,143)	1,333	—	(3,810)

Net cash from operating activities	(6,611)	248	—	(6,363)

Cash flows from investing activities:
Purchases of property and equipment	(295)	(248)	—	(543)

Cash flows from financing activities:
Net borrowings under line of credit	6,906	—	—	6,906

Net change in cash	—	—	—	—
Cash, beginning of period	—	—	—	—

Cash, end of period	$—	$—	$—	$—

6)	COMMITMENTS AND CONTINGENCIES

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

        The following table sets forth shipment and sales data.

	Three Months Ended December 31,
	2002	2001
Net Sales (in thousands)	$28,831	$29,757
Shipment Tons	99,550	106,794
Average Selling Price Per Ton	$285	$274
Metal Margin Per Ton	$183	$191

A.	Sales

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

Date:  January 13, 2004