Form 10-Q/A
period 2003-03-31
BAYOU STEEL CORP
filed 2004-01-13
CIK 807877

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

12,890,607

EXPLANATORY NOTE

This amendment is being filed to update the Independent Auditors’ Review status. At the time of the original 10-Q filing made on May 20, 2003, the Company had not received the approval of the Bankruptcy Court to appoint Independent Auditors in order to perform the required review of the Company’s March 31, 2003 interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X. Subsequent to the original filing, the Company received the approval to engage Independent Auditors and the required review has been completed. The Independent Auditors’ Review Status preceding the Financial Statements in Part I and Note 4 to the financial statements have been omitted. No other sections of the original 10-Q filing made on May 20, 2003 have been omitted or amended.

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — March 31, 2003 and	3
September 30, 2002

Consolidated Statements of Operations — Three	5
and Six Months Ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows — Six Months	6
Ended March 31, 2003 and 2002

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations	13

Chapter 11 Proceedings	13

Results of Operations	14

Liquidity and Capital Resources	17

Other Comments	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 3. Defaults Upon Senior Securities	20

Item 4. Controls and Procedures	20

Item 6. Exhibits and Reports on Form 8-K	20

Page 2

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) CONSOLIDATED BALANCE SHEETS ASSETS

	(Unaudited) March 31, 2003	(Audited) September 30, 2002
CURRENT ASSETS:

Cash	$102,200	$57,290
Receivables, net of allowance for doubtful accounts	15,080,352	16,772,317
Inventories	54,302,192	58,099,176
Prepaid expenses	3,132,987	1,047,610

Total current assets	72,617,731	75,976,393

PROPERTY, PLANT AND EQUIPMENT:

Land	3,427,260	3,427,260
Machinery and equipment	146,773,933	153,978,320
Plant and office building	25,659,860	25,659,860

	175,861,053	183,065,440
Less-Accumulated depreciation	(87,785,887)	(84,097,031)

Net property, plant and equipment	88,075,166	98,968,409

OTHER ASSETS	2,125,995	2,230,894

Total assets	$162,818,892	$177,175,696

The accompanying notes are an integral part of these consolidated statements. Page 3

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	(Unaudited) March 31, 2003	(Audited) September 30, 2002
CURRENT LIABILITIES:
Post petition liabilities:
Accounts payable	$9,577,145	$15,139,678
Interest payable	—	4,275,000
Accrued liabilities	7,712,621	10,035,886
Borrowings under line of credit, including accrued
interest - in default	—	7,695,180
Long-term debt - in default	—	119,355,813
Debtor-in-possession financing	14,939,788	—

Total current liabilities	32,229,554	156,501,557

PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE	136,488,550	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock, $.01 par value -
Class A: 24,271,127 authorized and 10,619,380
outstanding shares	106,194	106,194
Class B: 4,302,347 authorized and 2,271,127
outstanding shares	22,711	22,711
Class C: 100 authorized and outstanding shares	1	1

Total common stock	128,906	128,906

Paid-in capital	46,045,224	46,045,224
Retained deficit	(51,424,000)	(24,850,649)
Accumulated other comprehensive income (loss)	(649,342)	(649,342)

Total stockholders' equity (deficit)	(5,899,212)	20,674,139

Total liabilities and stockholders' equity (deficit)	$162,818,892	$177,175,696

The accompanying notes are an integral part of these consolidated statements. Page 4

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002
NET SALES	$37,394,347	$35,415,465	$66,225,041	$65,172,669

COST OF SALES	42,271,929	36,926,822	74,508,198	66,979,335

GROSS MARGIN	(4,877,582)	(1,511,357)	(8,283,157)	(1,806,666)

IMPAIRMENT LOSS ON LONG-
LIVED ASSETS	8,000,000	—	8,000,000	—

SELLING, GENERAL AND
ADMINISTRATIVE	1,952,768	1,653,107	3,666,100	3,311,951

REORGANIZATION EXPENSE	1,809,962	—	2,758,481	—

OPERATING LOSS	(16,640,312)	(3,164,464)	(22,707,738)	(5,118,617)

OTHER INCOME (EXPENSE):
Interest expense	(1,001,185)	(2,940,314)	(4,019,853)	(5,837,115)
Interest income	—	14,696	—	15,770
Miscellaneous	54,177	144,907	154,240	191,532

	(947,008)	(2,780,711)	(3,865,613)	(5,629,813)

NET LOSS	$(17,587,320)	$(5,945,175)	$(26,573,351)	$(10,748,430)

Weighted average basic and diluted
common shares outstanding	12,890,607	12,890,607	12,890,607	12,890,607

Net loss per basic and diluted
common share	$(1.36)	$(.46)	$(2.06)	$(.83)

The accompanying notes are an integral part of these consolidated statements. Page 5

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,573,351)	$(10,748,430)
Depreciation	3,924,149	4,278,402
Amortization	295,724	269,815
Provision for losses on accounts receivable	69,872	68,430
Provision for loss on long-lived assets	8,000,000	—
Reorganization expenses	2,758,481	—

Changes in working capital:
Decrease (increase) in receivables	1,622,093	(98,442)
Decrease in inventories	3,796,984	3,105,516
(Increase) in prepaid expenses and other assets	(2,113,932)	(1,602,669)
Increase (decrease) in accounts payable	3,622,202	(593,414)
Increase in interest payable
and accrued liabilities	1,292,617	582,654

Net cash used in operations excluding
reorganization expenses	(3,305,161)	(4,738,138)

NET CASH USED FOR REORGANIZATION
EXPENSES	(2,366,151)	—

Net cash used in operations	(5,671,312)	(4,738,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,030,906)	(1,150,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under debtor-in-possession
financing facility	14,939,788	—
Net borrowings (repayments) under line of credit	(8,192,660)	5,888,664

Net cash provided by financing activities	6,747,128	5,888,664

NET INCREASE IN CASH	44,910	—

CASH, beginning balance	57,290	—

CASH, ending balance	$102,200	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period for:
Interest	$—	$5,700,000
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

4)    INVENTORIES

        Inventories consist of the following:

	(Unaudited) March 31, 2003	(Audited) September 30, 2002
Steel scrap	$1,755,997	$2,667,194
Billets	4,750,232	6,592,189
Finished product	37,956,983	37,731,152
LIFO adjustments	(1,395,546)	680,306

	43,067,666	47,670,841
Operating supplies	11,234,526	10,428,335

	$54,302,192	$58,099,176

As of March 31, 2003 and September 30, 2002, $2.3 million in lower of LIFO cost or market reserves are included as reductions of finished product inventory. Page 8

5)    REORGANIZATION EXPENSES

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

6)    PROPERTY, PLANT AND EQUIPMENT

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

7)     PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE

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

8)    LONG-TERM DEBT

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

9)     DEBTORS-IN-POSSESSION FINANCING

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

10)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Balance Sheets	March 31, 2003 (Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$100,197	$15,117	$(42,697)	$72,617
Property and equipment, net	76,198	11,877	—	88,075
Other noncurrent assets	(16,984)	171	18,939	2,126

Total assets	$159,411	$27,165	$(23,758)	$162,818

Current liabilities	$30,706	$44,220	$(42,697)	$32,229
Pre-Petition liabilities	134,604	1,884	—	136,488
Equity	(5,899)	(18,939)	18,939	(5,899)

Total liabilities and equity	$159,411	$27,165	$(23,758)	$162,818

	September 30, 2002 (Audited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$101,835	$14,847	$(40,706)	$75,976
Property and equipment, net	78,674	20,294	—	98,968
Other noncurrent assets	(6,072)	187	8,116	2,231

Total assets	$174,437	$35,328	$(32,590)	$177,175

Current liabilities	$153,763	$43,444	$(40,706)	$156,501
Debt	—	—	—	—
Equity	20,674	(8,116)	8,116	20,674

Total liabilities and equity	$174,437	$35,328	$(32,590)	$177,175

Condensed Statements of Operations	Three Months Ended March 31, 2003 (Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$34,165	$8,753	$(5,524)	$37,394
Cost of sales and administrative expenses	(39,617)	(18,131)	5,524	(52,224)
Reorganization expenses	(1,810)	—	—	(1,810)

Operating loss	(7,262)	(9,378)	—	(16,640)
Interest and other income (expese)	(10,325)	(66)	9,444	(947)

Net loss	$(17,587)	$(9,444)	$9,444	$(17,587)

	Three Months Ended March 31, 2002 (Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$30,301	$9,447	$(4,333)	$35,415
Cost of sales and administrative expense	(31,950)	(10,963)	4,333	(38,580)

Operating loss	(1,649)	(1,516)	—	(3,165)
Interest and other income (expense)	(4,296)	(143)	1,659	(2,780)

Net loss	$(5,945)	$(1,659)	$1,659	$(5,945)

	Six Months Ended March 31, 2003 (Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$61,855	$14,329	$(9,959)	$66,225
Cost of sales and administrative expense	(71,289)	(24,844)	9,959	(86,174)
Reorganization expenses	(2,758)	—	—	(2,758)

Operating loss	(12,192)	(10,515)	—	(22,707)
Interest and other income (expense)	(14,381)	(308)	10,823	(3,866)

Net loss	$(26,573)	$(10,823)	$10,823	$(26,573)

Page 11

	Six Months Ended March 31, 2002 (Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$58,649	$16,525	$(10,001)	$65,173
Cost of sales and administrative expense	(61,119)	(19,173)	10,001	(70,291)

Operating loss	(2,470)	(2,648)	—	(5,118)
Interest and other income (expense)	(8,278)	(391)	3,039	(5,630)

Net loss	$(10,748)	$(3,039)	$3,039	$(10,748)

Condensed Statements of Cash Flows	Six Months Ended March 31, 2003 (Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(26,573)	$(10,823)	$10,823	$(26,573)
Noncash items	6,596	8,452	—	15,048
Equity in losses of subsidiaries	10,823	—	(10,823)	—
Changes in working capital	5,849	2,371	—	8,220

Net cash used in operations excluding
reorganization expenses	(3,305)	—	—	(3,305)

Net cash used for reorganization expenses:	$(2,366)	$—	$—	$(2,366)

Net cash used in operations	(5,671)	—	—	(5,671)

Cash flows from investing activities:
Purchases of property and equipment	(1,031)	—	—	(1,031)

Cash flows from financing activities:
Net borrowing on DIP Financing	14,940	—	—	14,940
Net borrowings under line of credit	(8,193)	—	—	(8,193)

Net cash provided from financing
activities	6,747	—	—	6,747

Net change in cash	45	—	—	45
Cash, beginning of period	57	—	—	57

Cash, end of period	$102	$—	$—	$102

	Six Months Ended March 31, 2002 (Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(10,748)	$(3,039)	$3,039	$(10,748)
Noncash items	4,053	564	—	4,617
Equity in losses of subsidiaries	3,039	—	(3,039)	—
Changes in working capital	(1,412)	2,805	—	1,393

Net cash from operating activities	(5,068)	330	—	(4,738)

Cash flows from investing activities:
Purchases of property and equipment	(821)	(330)	—	(1,151)

Cash flows from financing activities:
Net borrowings under line of credit	5,889	—	—	5,889

Net change in cash	—	—	—	—
Cash, beginning of period	—	—	—	—

Cash, end of period	$—	$—	$—	$—

Page 12

11)   COMMITMENTS AND CONTINGENCIES

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

12)   EARNINGS PER SHARE

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the historical consolidated financial statements of Bayou Steel Corporation and related notes thereto included in Part I, Item 1 of this Report and the Company’s audited consolidated financial statements, footnotes, and Management’s Discussion and Analysis of Financing Condition and Results of Operation contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Unless otherwise indicated, all references to the “Company” or “Debtors” herein are intended to refer to Bayou Steel Corporation. This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers should refer to “Forward Looking Information” included in this report and in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002 for risk factors.

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

C.    Liquidity &Financing Matters

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

•	General economic conditions in the United States.

•	Potential additional military conflicts in the Persian Gulf area or other parts of the world pursuant to the United States efforts to combat domestic and global terrorism.

•	The imports into the United States that have affected the steel market.

•	The highly cyclical and seasonal nature of the steel industry.

•	The possibility of increased competition from other minimills.

•	The Company’s ability to expand its product lines and increase acceptance of existing product lines.

•	The Company’s ability to rationalize its products without adversely impacting other products.

•	Additional capacity in the Company's product lines.

•	Running shorter production cycles in a cost effective manner.

•	The availability of raw materials such as steel scrap.

•	The cost and availability of fuels, specifically natural gas and electricity.

•	The costs of environmental compliance and the impact of government regulations.

•	The Company's relationship with its workforce.

•	The restrictive covenants and tests contained in the Company’s existing and future debt instruments that could limit its operating and financial flexibility.

•	The risk that the Company will not have the liquidity required to meet its commitments either through utilization of existing and future credit agreements, alternative agreements or internally generated funds.

•	The cost of restructuring charges.

•	The inability to get the Company’s plan of reorganization approved.

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

Page 20

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION By: /s/ Richard J. Gonzalez —————————————— Richard J. Gonzalez Vice President, Chief Financial Officer, Treasurer, and Secretary

Date: January 13, 2004 Page 21