Form 10-Q/A
period 2003-06-30
BAYOU STEEL CORP
filed 2004-01-13
CIK 807877

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

12,890,607

EXPLANATORY NOTE

This amendment is being filed to update the Independent Auditors’ Review status. At the time of the original 10-Q filing made on August 19, 2003 the Company had not received the approval of the Bankruptcy Court to appoint Independent Auditors in order to perform the required review of the Company’s June 30, 2003 interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X. Subsequent to the original filing, the Company received the approval to engage Independent Auditors and the required review has been completed. The Independent Auditors’ Review Status preceding the Financial Statements in Part I and Note 4 to the financial statements have been omitted. No other sections of the original 10-Q filing made on August 19, 2003 have been omitted or amended.

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — June 30, 2003 and	3
September 30, 2002

Consolidated Statements of Operations — Three	5
and Nine Months Ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows — Nine Months	6
Ended June 30, 2003 and 2002

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	14

Chapter 11 Proceedings	14
Results of Operations	15
Liquidity and Capital Resources	18
Other Comments	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Controls and Procedures	20

Item 5. Other Information	20

Item 6. Exhibits and Reports on Form 8-K	21

Page 2
PART I — FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) CONSOLIDATED BALANCE SHEETS ASSETS

	(Unaudited) June 30, 2003	(Audited) September 30, 2002
CURRENT ASSETS:

Cash	$101,890	$57,290
Receivables, net of allowance for doubtful accounts	17,308,079	16,772,317
Inventories	56,979,249	58,099,176
Prepaid expenses	3,680,390	1,047,610

Total current assets	78,069,608	75,976,393

PROPERTY, PLANT AND EQUIPMENT:

Land	3,427,260	3,427,260
Machinery and equipment	146,886,022	153,978,320
Plant and office building	25,739,705	25,659,860

	176,052,987	183,065,440
Less-Accumulated depreciation	(89,728,682)	(84,097,031)

Net property, plant and equipment	86,324,305	98,968,409

OTHER ASSETS	1,978,433	2,230,894

Total assets	$166,372,346	$177,175,696

The accompanying notes are an integral part of these consolidated statements. Page 3

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	(Unaudited) June 30, 2003	(Audited) September 30, 2002
CURRENT LIABILITIES:
Post petition liabilities:
Accounts payable	$7,263,332	$15,139,678
Interest payable	—	4,275,000
Accrued liabilities	9,132,962	10,035,886
Borrowings under line of credit, including accrued
interest - in default	—	7,695,180
Long-term debt - in default	—	119,355,813
Debtor-in-possession financing	20,516,958	—

Total current liabilities	36,913,252	156,501,557

PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE	138,968,328	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.01 par value -
Class A: 24,271,127 authorized and 10,619,380
outstanding shares	106,194	106,194
Class B: 4,302,347 authorized and 2,271,127
outstanding shares	22,711	22,711
Class C: 100 authorized and outstanding shares	1	1

Total common stock	128,906	128,906

Paid-in capital	46,045,224	46,045,224
Retained deficit	(55,034,022)	(24,850,649)
Accumulated other comprehensive income (loss)	(649,342)	(649,342)

Total stockholders' equity (deficit)	(9,509,234)	20,674,139

Total liabilities and stockholders' equity (deficit)	$166,372,346	$177,175,696

The accompanying notes are an integral part of these consolidated statements. Page 4

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002
NET SALES	$37,674,493	$38,863,948	$103,899,535	$104,036,616

COST OF SALES	38,017,533	42,113,620	112,525,732	109,092,956

GROSS MARGIN	(343,040)	(3,249,672)	(8,626,197)	(5,056,340)

IMPAIRMENT LOSS ON LONG-
LIVED ASSETS	—	6,602,535	8,000,000	6,602,535

SELLING, GENERAL AND
ADMINISTRATIVE	1,751,239	1,760,489	5,417,340	5,072,438

REORGANIZATION EXPENSE	1,421,491	—	4,179,972	—

OPERATING LOSS	(3,515,770)	(11,612,696)	(26,223,509)	(16,731,313)

OTHER INCOME (EXPENSE):
Interest expense	(236,346)	(2,947,960)	(4,256,199)	(8,785,076)
Interest income	—	—	—	15,771
Miscellaneous	142,095	25,595	296,335	217,127

	(94,251)	(2,922,365)	(3,959,864)	(8,552,178)

LOSS BEFORE
INCOME TAX	(3,610,021)	(14,535,061)	(30,183,373)	(25,283,491)

PROVISION FOR
INCOME TAX	—	7,681,824	—	7,681,824

NET LOSS	$(3,610,021)	$(22,216,885)	$(30,183,373)	$(32,965,315)

Weighted average basic and diluted
common shares outstanding	12,890,607	12,890,607	12,890,607	12,890,607

Net loss per basic and diluted
common share	$(.28)	$(1.72)	$(2.34)	$(2.56)

The accompanying notes are an integral part of these consolidated statements. Page 5

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,183,373)	$(32,965,315)
Depreciation	5,872,591	6,770,975
Amortization	529,463	405,087
Provision for losses on accounts receivable	109,411	109,274
Provision for loss on long-lived assets	8,000,000	6,602,535
Deferred income taxes	—	7,681,824
Reorganization expenses	4,179,972	—

Changes in working capital:
(Increase) decrease in receivables	(645,173)	623,068
Decrease in inventories	1,119,927	6,693,356
(Increase) in prepaid expenses and other assets	(2,718,952)	(410,647)
Increase (decrease) in accounts payable	3,759,607	(385,982)
Increase (decrease) in interest payable
and accrued liabilities	2,712,958	(1,477,193)

Net cash used in operations excluding
reorganization expenses	(7,263,569)	(6,353,018)

NET CASH USED FOR REORGANIZATION
EXPENSES	(3,787,642)	—

Net cash used in operations	(11,051,211)	(6,353,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,228,487)	(1,091,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under debtor-in-possession
financing facility	20,516,958	—
Net borrowings (repayments) under line of credit	(8,192,660)	7,444,448

Net cash provided by financing activities	12,324,298	7,444,448

NET INCREASE IN CASH	44,600	—

CASH, beginning balance	57,290	—

CASH, ending balance	$101,890	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period for:
Interest	$—	$11,400,000
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

2)     BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”); however, see Note 4 regarding the status of an independent auditor’s review. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of June 30, 2003 are based on last-in, first-out (“LIFO”) estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 2002.

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

4)     INVENTORIES

        Inventories consist of the following:

	(Unaudited) June 30, 2003	(Audited) September 30, 2002
Steel scrap	$3,201,320	$2,667,194
Billets	6,819,287	6,592,189
Finished product	37,093,284	37,731,152
LIFO adjustments	(430,707)	680,306

	46,683,184	47,670,841
Operating supplies	10,296,065	10,428,335

	$56,979,249	$58,099,176

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

	Quarter Ended June 30, 2003	Nine Months Ended June 30, 2003
Professional and other fees	$1,277,122	$3,340,944
Write-down of deferred financing costs related
to the terminated line of credit	—	392,330
Other	144,369	446,698

	$1,421,491	$4,179,972

6)     PROPERTY, PLANT AND EQUIPMENT

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

On a consolidated basis, recorded pre-petition liabilities subject to compromise under Chapter 11 Proceedings, consisted of the following:

	(Unaudited) June 30, 2003	(Audited) September 30, 2002
First Mortgage Notes	$119,441,493	$—
Accounts Payable	11,635,953	—
Accrued interest on First Mortgage Notes	7,890,882	—

Total liabilities subject to compromise	$138,968,328	—

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

9)     DEBTORS-IN-POSSESSION FINANCING

        On February 28, 2003, the Bankruptcy Court approved the Debtor-In-Possession Financing Agreement (“DIP Agreement”) between the Company and the existing lenders on its credit facility. The Company retired its pre-petition secured credit facility in the amount of $18.6 million. In connection with this transaction, the Company wrote off $392,330 of deferred financing costs related to its old credit facility as a reorganization expense and capitalized $555,100 in deferred financing cost on the DIP Agreement as other assets. The DIP Agreement, which is a $45 million credit facility and has a twelve month term, is secured by inventory, receivables, and certain fixed assets previously unencumbered by other debt agreements, bears interest at prime plus 1% or LIBOR plus 3%. Based on the borrowing base criteria, as defined, approximately $20.4 million is available as of June 30, 2003; however, the Company is required to maintain a minimum liquidity reserve of $12 million. This minimum effectively reduces additional availability for borrowing to $8.4 million. The DIP Agreement required, among other things, the Company to meet certain cash operating performance measures based on the Company’s weekly budget for a 13 week period ending which ended April 26, 2003. The Company was in compliance throughout the period. There are no other financial performance covenants. The maximum amount outstanding under the pre-petition secured credit facility and the DIP Agreement during the nine-month period ended June 30, 2003 was $21.7 million. The average borrowings were $16.8 million and the weighted average interest rate was 4.95%.

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

Condensed Balance Sheets	June 30, 2003 (Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$105,700	$15,999	$(43,629)	$78,070
Property and equipment, net	74,624	11,700	—	86,324
Other noncurrent assets	(17,166)	161	18,983	1,978

Total assets	$16 3,158	$27,860	$(24,646)	$166,372

Current liabilities	$35,583	$44,959	$(43,629)	$36,913
Pre-Petition liabilities	137,084	1,884	—	138,968
Equity	(9,509)	(18,983)	18,983	(9,509)

Total liabilities and equity	$163,158	$27,860	$(24,646)	$166,372

	September 30, 2002 (Audited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$101,835	$14,847	$(40,706)	$75,976
Property and equipment, net	78,674	20,294	—	98,968
Other noncurrent assets	(6,072)	187	8,116	2,231

Total assets	$174,437	$35,328	$(32,590)	$177,175

Current liabilities	$153,763	$43,444	$(40,706)	$156,501
Equity	20,674	(8,116)	8,116	20,674
Total liabilities and equity	$174,437	$35,328	$(32,590)	$177,175

Condensed Statements of Operations	Three Months Ended June 30, 2003 (Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$33,932	$9,148	$(5,406)	$37,674
Cost of sales and administrative expense	(35,910)	(9,264)	5,406	(39,768)
Reorganization expenses	(1,422)	—	—	(1,422)

Operating loss	(3,400)	(116)	—	(3,516)
Interest and other income (expense)	(200)	72	44	(94)

Net loss	$(3,610)	$(44)	$44	$(3,610)

	Three Months Ended June 30, 2003 (Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$36,206	$9,689	$(7,031)	$38,864
Cost of sales and administrative expense	(38,618)	(18,890)	7,031	(50,477)

Operating loss	(2,412)	(9,201)	—	(11,613)
Interest and other income (expense)	(12,123)	(311)	9,512	(2,922)

Loss before income tax	(14,535)	(9,512)	9,512	(14,535)
Provision for income tax	7,682	—	—	7,682

Net loss	$(22,217)	$(9,512)	$9,512	$(22,217)

	Nine Months Ended June 30, 2003 (Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$95,787	$23,477	$(15,365)	$103,899
Cost of sales and administrative expense	(107,200)	(34,108)	15,365	(125,943)
Reorganization expenses	(4,180)	—	—	(4,180)

Operating loss	(15,593)	(10,631)	—	(26,224)
Interest and other income (expense)	(14,590)	(236)	10,867	(3,959)

Net loss	$(30,183)	$(10,867)	$10,867	$(30,183)

11

	Nine Months Ended June 30, 2002 (Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$94,854	$26,214	$(17,032)	$104,036
Cost of sales and administrative expense	(99,736)	(38,063)	17,032	(120,767)

Operating loss	(4,882)	(11,849)	—	(16,731)
Interest and other income (expense)	(20,401)	(703)	12,552	(8,552)

Loss before income tax	(25,283)	(12,552)	12,552	(25,283)
Provision for income tax	7,682	—	—	7,682

Net loss	$(32,965)	$(12,552)	$12,552	$(32,965)

Condensed Statements of Cash Flows	Nine Months Ended June 30, 2003 (Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(30,183)	$(10,867)	$10,867	$(30,183)
Noncash items	10,035	8,656	—	18,691
Equity in losses of subsidiaries	10,867	—	(10,867)	—
Changes in working capital	2,018	2,211	—	4,229

Net cash used in operations excluding
reorganization expenses	(7,263)	—	—	(7,263)
Net cash used for reorganization expense	$(3,788)	$—	$—	$(3,788)

Net cash used in operations	(11,051)	—	—	(11,051)

Cash flows from investing activities:
Purchases of property and equipment	(1,228)	—	—	(1,228)

Cash flows from financing activities:
Net borrowing on DIP Financing	20,517	—	—	20,517
Net borrowings under line of credit	(8,193)	—	—	(8,193)

Net cash provided from financing
activities	12,324	—	—	12,324

Net change in cash	45	—	—	45
Cash, beginning of period	57	—	—	57

Cash, end of period	$102	$—	$—	$102

	Nine Months Ended June 30, 2002 (Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(32,965)	$(12,552)	$12,552	$(32,965)
Noncash items	14,057	7,512	—	21,569
Equity in losses of subsidiaries	12,552	—	(12,552)	—
Changes in working capital	(369)	5,412	—	5,043

Net cash from operating activities	(6,725)	372	—	(6,353)

Cash flows from investing activities:
Purchases of property and equipment	(719)	(372)	—	(1,091)

Cash flows from financing activities:
Net borrowings under line of credit	7,444	—	—	7,444

Net change in cash	—	—	—	—
Cash, beginning of period	—	—	—	—

Cash, end of period	$—	$—	$—	$—

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

13)   INCOME TAXES

        As of September 30, 2002, for tax purposes, the Company had net operating loss carryforwards (“NOLs”) of approximately $155 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2022. A change of control, as defined by section 382 of the Internal Revenue Service code, would seriously limit the Company’s ability to utilize the NOLs. The plan of reorganization, once approved by the Court, could result in such a change of control.

        The realization of a net deferred tax asset is dependent in part upon generation of sufficient future taxable income. The Company periodically assesses the carrying value of this asset taking into consideration many factors including changing market conditions, historical trend information, and modeling expected future financial performance. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) requires, among other things, that the Company determine whether it is “more likely than not” that it will realize such benefits and that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination. SFAS 109 further indicates that objective negative evidence, such as cumulative losses in recent years, losses expected in early future years, and a history of potential tax benefits expiring unused, is difficult to overcome.

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

        As a result of the bankruptcy and the Company’s continued operating losses, as of June 30, 2003, the Company has fully reserved for any future benefit that might be derived as a result of the fiscal 2003 operating results.

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

        The following table sets forth shipment and sales data.

	Three Months Ended June 30,
	2003	2002
Net Sales (in thousands)	$37,674	$38,864
Shipment Tons	120,100	140,951
Average Selling Price Per Ton	$310	$271
Metal Margin Per Ton	$200	$172

	Nine Months Ended June 30,
	2003	2002
Net Sales (in thousands)	$103,900	$104,037
Shipment Tons	350,330	382,213
Average Selling Price Per Ton	$293	$268
Metal Margin Per Ton	$185	$179

Page 15

A.    Sales

        Net sales for the quarter decreased by 3% on a 15% decrease in shipments and a 14% increase in the average selling price compared to the third quarter of fiscal 2002. The decrease in shipments is attributable to the recessionary domestic economic conditions and some customers’ concerns about the financial condition of the Company since filing bankruptcy. The Company experienced a higher average selling price and improved margins in the third quarter of fiscal 2003 as a result of the $35 per ton price increase late in the second quarter mentioned above. In response to escalating scrap prices and high fuel costs in the fourth quarter of fiscal 2003, a $15 per ton price increase has been announced effective at the end of August. The Company’s results could be adversely impacted if the increases in selling prices continue to lag the increases in scrap and electricity prices.

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

        Scrap is used in the Company’s melting operations in Louisiana and is a significant cost component of the finished product. Scrap cost during the third quarter increased $11 per ton or 11% compared to the same period last year which partially offset the $39 per ton increase in average selling prices. Scrap increased sharply during the first two quarters of fiscal 2003 as a result of an exceptionally strong export market and a domestic market affected by steel producers increasing their scrap inventories, and stabilized in the third quarter. Generally and over periods of time, the average selling price of finished product trends with scrap prices. The Company expects that, in its fourth quarter, scrap prices will increase sharply. Additive and alloy costs increased by $3 per ton as a result of sharply increasing prices.

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

        The Company continues to critically evaluate the cost effectiveness of certain operating assets, their mode of operation and the impact on inventories and cost, and the general business environment in which each facility operates. The Company’s recent goal of achieving operating cash flow breakeven (loss plus depreciation, amortization and restructuring charges) has been achieved in the third quarter of fiscal 2003 for the first time since fiscal 1999.

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

E.    Reorganization Expenses

        Reorganization expenses in the amount of $1.4 million for the three months ended June 30, 2003 consist of professional fees and other expenses associated with the Chapter 11 proceedings that are approved by the Bankruptcy Court. Reorganization expenses for the nine months ended June 30, 2003 also include deferred financing charges associated with the pre-petition line of credit which were expensed as a reorganization item and expenses prior to the Petition Date related to the Company’s efforts to restructure the debt in an out of court arrangement. The Company expects the professional fees and other expense items to approximate $0.4 to $0.5 million per month for the foreseeable future.

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

        Excluding reorganization expenses and changes in working capital, the Company reached cash flow breakeven from operations in the third quarter. The Company’s liquidity position remains its highest priority. The Company is hoping to continue to achieve cash flow breakeven in the fourth fiscal quarter. This is predicated on many assumptions, including maintaining current price realizations and stabilization in the scrap prices and moderation of the recent fuel prices.

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

C.    Liquidity & Financing Matters

        On February 28, 2003, the Bankruptcy Court approved the Debtor-In-Possession Financing Agreement (“DIP Agreement”) between the Company and the existing lenders on its credit facility. The Company retired its pre-petition secured credit facility in the amount of $18.6 million. In connection with this transaction, the Company wrote off $392,330 of deferred financing costs related to its old credit facility as a reorganization expense and capitalized $555,100 in deferred financing cost on the DIP Agreement as other assets. The DIP Agreement, which is a $45 million credit facility and has a twelve month term, is secured by inventory, receivables, and certain fixed assets previously unencumbered by other debt agreements, bears interest at prime plus 1% or LIBOR plus 3%. Based on the borrowing base criteria, as defined, approximately $20.4 million is available as of June 30, 2003; however, the Company is required to maintain a minimum liquidity reserve of $12 million. This minimum effectively reduces additional availability for borrowing to $8.4 million. The DIP Agreement required, among other things, the Company to meet certain cash operating performance measures based on the Company’s weekly budget for a 13 week period ending which ended April 26, 2003. The Company was in compliance throughout the period. There are no other financial performance covenants. The maximum amount outstanding under the pre-petition secured credit facility and the DIP Agreement during the nine-month period ended June 30, 2003 was $21.7 million. The average borrowings were $16.8 million and the weighted average interest rate was 4.95%.

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

Item 4. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

        The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedure (as is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

        Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Item 5. OTHER INFORMATION

        The Company’s common stock has been suspended from trading on the American Stock Exchange (“AMEX”) since January 22, 2003, and it is expected that AMEX will take action on August 19, 2003 to delist the stock. An alternative trading system does not appear to be available at this time or for the foreseeable future.

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

Date: January 13, 2004 Page 22