Form 10-K
period 2003-09-30
BAYOU STEEL CORP
filed 2004-01-13
CIK 807877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003	Commission File Number: 1-9982

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	72-1125783 (I.R.S. Employer Identification No.)

138 Highway 3217 P.O. Box 5000 LaPlace, Louisiana (Address of Principal Executive Offices)	70069 (Zip Code)

Registrant’s telephone number, including area code: (985) 652-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. |_|

        The aggregate market value and the number of voting shares of the registrant’s common stock outstanding on October 31, 2003 was:

	Shares Outstanding Held By		Market Value Held By Non-Affiliates
Title of Each Class of Common Stock	Affiliates	Non-Affiliates
Class A, $.01 par value	387,541	10,231,839	$0	(1)
Class B, $.01 par value	2,271,127	0	N/A
Class C, $.01 par value	100	0	N/A

(1)	The Company’s Disclosure Statement and Plan of Reorganization, filed with the Bankruptcy Court on November 24, 2003, indicated the Company Stock would be canceled upon confirmation of a Plan of Reorganization by the Bankruptcy Court.

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION)

TABLE OF CONTENTS

ii

PART I

Item 1. Business

General

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

        Bayou Steel Corporation (the “Company”) produces light structural shapes and merchant bar steel products. The Company owns and operates a steel minimill and a stocking warehouse on the Mississippi River in LaPlace, Louisiana (the “Louisiana Facility”), three additional stocking locations directly accessible to the Louisiana Facility through the Mississippi River waterway system, and a rolling mill with warehousing facility in Harriman, Tennessee (the “Tennessee Facility”) also accessible through the Mississippi River waterway system. The Company produces merchant bar and light structural steel products ranging in size from two to eight inches at the Louisiana Facility and merchant bar products ranging from one-half to four inches at the Tennessee Facility.

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

        The location of the production and distribution facilities allows the Company to serve customers across a wide geographic area, including its primary markets in the Southeast, the lower Midwest, the Northeast, the Mid-Atlantic and the Appalachian states. The Company sells its products to approximately 420 customers, the majority of which are steel service centers, in the United States, Canada, Mexico, and occasionally overseas.

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

Size Range (In Inches)
Profile	Tennessee	Louisiana
Equal Angles	3/4-2	2-6
Flats	1-4	3-8
Channels	N/A	3-8
Squares	1/2-1	N/A
Rounds	1/2-2	N/A
Unequal Angles	N/A	4-7
Rebar	#4-#11	N/A
Standard Beams	N/A	3-6
Wide Flange Beams	N/A	4-6

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

        The Company’s products are manufactured to various national specifications, such as those set by the American Society for Testing and Materials, or to specific customer specifications which have more stringent quality criteria. In addition, the Company is one of a few minimills that is certified by the American Bureau of Shipping. The Company certifies that its products are tested in accordance with nuclear, state highway, bridge and military specifications and are also certified for state highway and bridge structures. In fiscal 1999, all of the facilities were certified to the International Standards Organization (ISO) management standards 9002 for quality and the Louisiana Facility was certified to ISO 14001 for environment. The Company was again certified to ISO 9001:2000 in December 2003.

Customers and Sales

        The Company has approximately 420 customers in the United States, Canada, and Mexico. The majority of the Company’s finished products (approximately 77% in fiscal 2003) are sold to domestic steel service centers, while the remainder are sold to original equipment manufacturers (approximately 16% in fiscal 2003) and export customers (approximately 7% in fiscal 2003). Steel service centers warehouse steel products from various minimills and integrated mills and sell combinations of products from different mills to their customers. Some steel service centers also provide additional labor-intensive value-added services such as fabricating, cutting or selling steel by the piece rather than by the bundle. Rebar may be selectively produced and sold to customers who are not necessarily part of the existing customer base.

        In fiscal 2003, the Company’s top ten customers accounted for approximately 51% of total sales with each accounting for 3% to 8% of total sales. The Company believes that it is not dependent on any customer and that it could, over time, replace lost sales attributable to any one customer.

        The Company maintains a real-time computer information system, which tracks prices offered by competitors, as well as freight rates from its customers to both the stocking locations and the nearest competitive facilities and an electronic data interchange system that allows the Company to manage several of its customers’ inventory (Vendor Managed Inventories, VMI) needs. The VMI system can utilize the Internet to allow more customers to use this system. This system, which interfaces with a customer’s system, reduces overhead and is intended to increase sales while providing the customer with just-in-time inventory capabilities, thus improving inventory turns. The Company expects to continue to implement this system upon request and believes that the system gives it a competitive advantage.

        Although sales tend to be slower during the winter months due to the impact of winter weather on construction and transportation activities and during the late summer due to planned plant shutdowns of end-users, seasonality has not been a material factor in the Company’s business. As of September 30, 2003 and 2002, backlog of unfilled cancelable orders totaled, $49 million and $61 million, respectively. As of October 31, 2003, backlog totaled $59 million.

        The level of billet sales to third parties is dependent on the Company’s billet requirements and worldwide market condition, which may vary greatly from year to year. In the past three fiscal years, the Company has consumed substantially all of its billet production.

Distribution

The Louisiana Facility, which includes a deep-water dock, is strategically located on the Mississippi River, which the Company believes enhances its competitive posture by reducing overall transportation costs because it can receive steel scrap and ship its product by barge, normally the most economical method of transportation in the steel industry. The Company also believes that the location of its minimill on the Mississippi River and its network of inland waterway warehouses enable it to access markets for its products that would otherwise be uneconomical due to the high freight costs of its products relative to selling price. The Company operates inventory stocking warehouses near Chicago, Tulsa, and Pittsburgh, which complement its operations in Louisiana and Tennessee. These facilities, each of which is equipped with an inland waterway dock, enable the Company to significantly increase its marketing territory by providing storage capacity for finished products in three additional markets and by allowing the Company to meet customer demand far from its Louisiana and Tennessee mills on a timely basis. From these locations, product is primarily distributed by truck. In addition, rail shipments from the Louisiana Facility are made to some customers. The Company opened a trans-ship location in Carson, California in September 2003. The facility stocks popular Louisiana products and focuses on providing same day or next day shipments in the Los Angeles basin. A fee-for-service has been added to published pricing to offset the higher re-stocking costs associated with rail service to the West Coast.

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

        Light Structural Shapes. The Louisiana Facility’s location on the Mississippi River, as well as the three stocking locations and one trans-ship facility in additional regions of the country, provide access to large markets in the Eastern, Midwestern, Southern, and Central portions of the United States. As a result, the Company competes in the light structural shape market with several major domestic minimills in each of these regions. Depending on the region and product, the Company primarily competes with Nucor Corporation’s Bar Mill Group (comprised of Nucor Darlington, Jewett, Norfolk and Plymouth and the former Auburn Steel and the former Birmingham Steel in Seattle, Kankakee, Jackson and Birmingham), and Gerdau Ameristeel (comprised of Ameristeel, the former Birmingham-Cartersville, Manitoba Rolling Mill, Courtice and LASCO), and Commercial Metals Corporation (comprised of SMI Steel South Carolina, SMI Steel Alabama and SMI Steel Texas). Certain of these competitors have significantly greater financial resources than the Company.

        Merchant Bar Shapes. The Tennessee Facility’s location accessible to the Mississippi River waterway system, as well as the Company’s stocking locations in three additional regions of the country, provide access to large markets in the Appalachian states, and the Eastern, Midwestern, upper Midwestern, Mid-Atlantic, and Central portions of the United States. Merchant bar competitors in the regions are Gerdau Ameristeel, Commercial Metals Corporation, Nucor Corporation, Roanoke Electric, North Star Steel and Marion Steel. Steel Dynamics is forecasted to begin production of SBQ products in their Pittsboro, Indiana mill in early 2004, followed by MBQ bar and light structural sizes in the second quarter that will compete with both Louisiana and Tennessee products.

        Rebar. The Tennessee Facility may produce rebar in varying quantities depending on economic and market trends. The Tennessee Facility’s main competitor for rebar is Gerdau Ameristeel Corporation in Knoxville, Tennessee. Gerdau Ameristeel, however, fabricates a large portion of its rebar in competition with independent fabricators who would be the target customers of the Tennessee Facility. Independent fabricators opting not to buy from a competitor may create a niche. Other competitors include SMI/Cayce Steel and Nucor Corporation.

        Foreign steel producers historically have not competed significantly with the Company in the domestic market for merchant bar and light structural shape sales due to higher freight costs relative to end product prices. However, starting in fiscal 2000, the Company experienced significant competition from foreign producers adversely impacting both price and shipment volumes. The market pressures that commenced with an oversupply due to imports have had an adverse impact on the Company’s financial position.

Raw Materials

        The Company’s major raw material is steel scrap, which is generated principally from industrial, automotive, demolition, railroad, and other sources, is primarily purchased directly in the open market through a large number of steel scrap dealers. The Company is able to efficiently transport steel scrap from suppliers throughout the inland waterway system and through the Gulf of Mexico, permitting it to take advantage of steel scrap purchasing opportunities far from its minimill, and to protect itself from supply imbalances that develop from time to time in specific local markets. In addition, unlike many other minimills, the Company, through its own scrap purchasing staff, buys scrap primarily from scrap dealers and contractors rather than through brokers. The Company believes that its enhanced knowledge of scrap market conditions gained by being directly involved in scrap procurement on a daily basis, coupled with management’s extensive experience in metals recycling markets, gives the Company the ability to minimize the cost of its highest cost component. The Company does not currently depend upon any single supplier for its scrap. No single vendor supplies more than 10% of the Company’s scrap needs. The Company, on average, maintains a 10 to 20-day inventory of steel scrap.

        The Company has a program of buying directly from local steel scrap dealers for cash. Through this program, the Company has procured approximately 26% of its steel scrap at prices lower than those of large steel scrap dealers. The Company also maintains an automobile shredder and scrap processing facility at a site adjacent to the Louisiana Facility to produce shredded steel scrap and cut grades, two of several types used by the Company. The scrap processing division began operating the automobile shredder in late fiscal 1995 and commenced scrap processing in late fiscal 1998. During fiscal 2003, approximately 30% of the total steel scrap requirements were met by this operation. The Company plans, and the operation has the capacity to produce a greater quantity of steel scrap; however, low scrap prices in recent years limited the availability of raw material to process.

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

        The long-term demand for steel scrap and its importance to both the domestic and foreign steel industries is expected to increase as steel makers continue to expand scrap-based electric arc furnace capacity. This increase in demand will put upward pressure on scrap prices as the export of scrap increases and the availability of domestic prompt industrial scrap is diminished as more metal working industries move offshore. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steel making. Such forms include direct-reduced iron, iron carbide, and hot-briquetted iron. While such forms may not be cost competitive with steel scrap at present, a sustained increase in the price of steel scrap could result in increased implementation of these alternative technologies.

        The Tennessee Facility purchases billets on the open market to supply part of its billet requirements. Due to operating in a reduced mode in fiscal 2002 and 2003, the Tennessee Facility purchased only small quantities on the open market. The future plans for fiscal 2004 and forward are to purchase substantial quantities of billets for the Tennessee Facility on the open market. In the past the Company has not experienced any shortages or significant delays in delivery of these materials. However, the Company has not been able to obtain billets in the last few months. The Company is hopeful that an adequate supply of raw materials will continue to be available to supplement internally supplied billets. The Company does expect that availability will be tighter in the future as compared to the past. If billets are not available, it could impact the Company’s ability to meet future plans.

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

        The Louisiana Facility’s contract with the local utility contains a fuel adjustment clause which allows the utility company to pass on to its customers any increases in price paid for the various fuels used in generating electrical power and other increases in operating costs. This fuel adjustment applies to all of the utility’s consumers. The Company experienced high fuel cost adjustments throughout most of fiscal 2003 and continuing today due to the high cost of natural gas used by the utility in generating electrical power. The Company believes that its electrical energy rates at the Louisiana Facility during this period have not been competitive in the domestic minimill steel industry. To a lesser extent, the Louisiana Facility consumes quantities of natural gas via two separate pipelines serving the facility. The Company generally purchases natural gas on a month-to-month basis from a variety of suppliers. In the latter part of fiscal 2000 and throughout most of fiscal 2001, the cost of natural gas increased dramatically, and in fiscal 2001 and continuing today, the Company entered into commitments to purchase a certain portion of its future natural gas requirements over a period of less than twelve months. Historically, the Louisiana Facility has been adequately supplied with electricity and natural gas and does not anticipate any significant curtailments in its operations resulting from energy shortages. However, volatility in the cost of power and natural gas can have a significant impact on the results of operations and financial position of the Company.

        The Tennessee Facility’s manufacturing process consumes both electricity and natural gas. The Tennessee Facility purchases its electricity from a local utility. Historically, the local utility has had one of the lowest power rates in the country, however, in fiscal 1999, 2000, and 2001 the Company experienced higher power costs under its power contract. In May 2003, the Company negotiated a new ten year contract at a favorable rate with the local utility. The Harriman, Tennessee area is served by only one gas pipeline. Natural gas cost increased significantly at the end of fiscal 2000 and throughout most of fiscal 2001. Currently, the Tennessee Facility does not have a direct interconnect with this pipeline so all gas for the plant must be purchased through a Local Distribution Company (“LDC”). Thus, the Company must pay the wellhead price plus transportation charges and the LDC mark up. The Company believes this premium adds approximately $1 per ton to the Tennessee Facility’s cost structure. (This is not an uncommon arrangement throughout the industry.)

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

        The Resource Conservation and Recovery Act regulates, among other plant operations, the management of emission dust from electric arc furnaces. The Company currently collects the dust resulting from its melting operation through an emissions control system and recycles it through an approved high temperature metals recovery firm. The dust management costs were approximately $1.1 million in each of fiscal 2003, 2002, and 2001.

        TVSC, the prior owners of the Tennessee Facility, entered into a Consent Agreement and Order (“the TVSC Consent Order”) with the Tennessee Department of Environment and Conservation under its voluntary clean-up program. The Company, in acquiring the assets of TVSC, entered into a Consent Agreement and Order (“the Bayou Steel Consent Order”) with the Tennessee Department of Environment and Conservation, which is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean-up goals will be dictated by the results of human health and ecological risk assessment which are components of a required, structured investigative, remedial, and assessment process. As of September 30, 2003, investigative, remedial, and risk assessment activities have resulted in cumulative expenditures of approximately $1.4 million with an estimated $0.5 million remaining to complete the remediation.

        In fiscal 1999, the Louisiana Facility became certified to the ISO 14001 management standard. The ISO 14001 standard for environmental management is a voluntary management system whereby companies undergo rigorous independent audits to meet some of the world’s strictest standards. The Company was the first United States minimill to receive the ISO 14001 certification.

        The Company believes it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance is not expected to have a material adverse effect on the Company’s competitive position, operations or financial condition, or cause a material increase in currently anticipated capital expenditures. As of September 30, 2003 and 2002, loss contingencies have been accrued for certain environmental matters and the Company believes that this amount is not material. It is reasonably possible that the Company’s recorded estimates of its obligations may change in the near term.

        The Company’s future expenditures for installation of environmental control facilities are difficult to predict. Environmental legislation, regulations, and related administrative policies are continuously modified. Environmental issues are also subject to differing interpretations by the regulated community, the regulating authorities, and the courts. Consequently, it is difficult to forecast expenditures needed to comply with future regulations. Therefore, at this time, the Company cannot estimate those costs associated with compliance and the effect of the upcoming regulations will have on the Company’s competitive position, operations, or financial condition. In fiscal 2003, the Company had minimal capital spending on environmental programs and expects to have minimal spending again in fiscal 2004. There can be no assurance that material environmental liabilities will not be incurred in the future or that future compliance with environmental laws (whether those currently in effect or enacted in the future) will not require additional expenditures or require changes to current operations, any of which could have a material adverse effect on the Company’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees

        As of September 30, 2003, the Company had 466 employees, 113 of whom were salaried office, supervisory and sales personnel, and 353 were hourly employees. Approximately 343 are covered by labor contracts. The Company believes its relations with employees to be good.

Item 2. Properties

        The Company’s principal operating properties are listed in the table below. The Company believes that its properties and warehouse facilities are suitable and adequate to meet its needs. In order to improve customer service beyond current levels or to distribute additional capacity, improvements and/or additional warehouse space would be needed.

Location	Property
LaPlace, Louisiana	Approximately 287 acres of land, including a shredder, melt shop, rolling mill, related equipment, a 75,000 square foot warehouse, and dock facilities situated on state-leased water bottom in the Mississippi River under a 45-year lease with 35years remaining.

Harriman, Tennessee	Approximately 198 acres of land, 175,000 square feet of steel mill buildings, including a 39,600 square foot warehouse, a rolling mill, and related equipment.

Chicago, Illinois	Approximately 7 acres of land, a dock on the Calumet River, and buildings, including a 100,000 square foot warehouse.

Tulsa, Oklahoma	63,500 square foot warehouse facility with a dock on the Arkansas River system. Located on land under a long-term lease. The original term of the lease was from April 1, 1989 through March 31, 1999; the Company is in the first of two 10-year renewal options through March 31, 2019.

Pittsburgh, Pennsylvania	253,200 square foot leased warehouse facility with a dock on the Ohio River. The amended term of the lease is from October 15, 1998 to October 31, 2007; the Company has two 5-year renewal options through October 31, 2017.

Louden County, Tennessee	Approximately 25 acres of undeveloped land along the Tennessee River, available for future use as a stocking location.

Item 3. Legal Proceedings

        The Company is not involved in any pending legal proceedings which involve claims for damages exceeding 10% of its current assets. The Company is not a party to any material pending litigation which, if decided adversely, would have a significant impact on the business, income, assets, or operation of the Company, and the Company is not aware of any material threatened litigation which might involve the Company. See also “—Environmental Matters” and “—Safety and Health Matters,” included elsewhere herein and the Footnotes to the Company’s Consolidated Financial Statements included in its 2003 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended September 30, 2003.

PART II

Item 5. Market for Registrant’s Class A Common Stock and Related Stockholder Matters

Market Information and Stock Price

        The Class A Common Stock of the Company was traded on the American Stock Exchange (AMEX) under the symbol BYX. The stock had been trading since July 27, 1988. When the Company filed for bankruptcy on January 22, 2003, AMEX halted trading of the Class A Common Stock. Subsequently, AMEX delisted the Company. The Class A Common Stock is now listed on the Pink Sheets under the symbol BAYUA. The approximate number of stockholders of record on October 31, 2003 was 313. In addition, there are approximately 1,950 shareholders whose stock is held in street name. The closing price per share on October 31, 2003 was $0.012. The following tables set forth the high and low sales prices for the periods indicated.

	Sales Price Per Share
	Fiscal Year 2003		Fiscal Year 2002
	High	Low	High	Low
October-December	$0.330	$0.120	$0.750	$0.300
January-March	0.150	0.110	0.940	0.400
April-June	0.000	0.000	1.000	0.520
July-September	0.000	0.000	0.650	0.270

        There is no public trading market for the Class B Common Stock and the Class C Common Stock. In its Disclosure Statement and Plan of Reorganization, filed with the Bankruptcy Court on November 24, 2003, the Company indicated that all common stock would be canceled upon the Court’s confirmation of the proposed Plan of Reorganization.

Dividends

        The Company has filed for bankruptcy on January 22, 2003 and is unable to pay dividends.

Item 6. Selected Financial Data

        Set forth below is selected consolidated financial information for the Company.

SELECTED FINANCIAL INFORMATION
(dollars in thousands except per share data)

	Years Ended September 30,
	2003	2002	2001	2000	1999
INCOME STATEMENT DATA:
Net Sales	$150,265	$142,134	$140,447	$202,498	$206,373
Cost of Sales	160,193	150,340	156,900	191,608	180,797

Gross Margin	(9,928)	(8,206)	(16,453)	10,890	25,576
Impairment Loss on Long-lived Assets	8,000	6,603	—	—	—
Selling, General and Administrative	7,249	6,653	6,837	7,051	7,155
Reorganization Expense	5,220	—	—	—	—

Operating Income (Loss)	(30,397)	(21,462)	(23,290)	3,839	18,421
Interest Expense	(4,443)	(11,727)	(11,269)	(11,388)	(11,036)
Interest Income	—	16	374	1,501	1,437
Miscellaneous	327	208	66	471	528

Income (Loss) Before Income Tax	(34,513)	(32,965)	(34,119)	(5,577)	9,350
Provision for Income Tax	—	7,682	—	—	3,273

Net Income (Loss)	$(34,513)	$(40,647)	$(34,119)	$(5,577)	$6,077

Income (loss) per Common Share
Basic	$(2.68)	$(3.15)	$(2.65)	$(0.43)	$0.47
Diluted	(2.68)	(3.15)	(2.65)	(0.43)	0.44
9

	As of September 30,
	2003		2002		2001	2000	1999
BALANCE SHEET DATA:
Working Capital	$38,789		$(80,525	)(2)	$63,393	$98,107	$106,321
Total Assets	158,965		177,176		206,990	243,259	248,550
Total Debt	156,641	(1)	127,051	(2)	119,242	119,127	119,013
Common Stockholders’ Equity	$(13,667)		$20,674		$61,970	$96,090	$103,417

(1)	Includes pre-petition liabilities subject to compromise and debtor-in-possession financing.

(2)	In fiscal 2002, $127 million of debt was classified as a current liability due to an existing default under certain debt agreements. See “Notes 1, 6, and 7 of the Consolidated Financial Statements” included in the Company’s 2002 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NATURE OF OPERATIONS, CURRENT INDUSTRY CONDITIONS, AND LIQUIDITY MATTERS

        Bayou Steel Corporation (the “Company”) is a leading producer of light structural shapes and merchant bar steel products. The Company owns and operates a steel minimill and a stocking warehouse on the Mississippi River in LaPlace, Louisiana (the “Louisiana Facility”), three additional stocking locations directly accessible to the Louisiana Facility through the Mississippi River waterway system, and a rolling mill with warehousing facility in Harriman, Tennessee (the “Tennessee Facility”) also accessible through the Mississippi River waterway system. The Company produces merchant bar and light structural steel products ranging in size from two to eight inches at the Louisiana Facility and merchant bar products ranging from one-half to four inches at the Tennessee Facility. The Company’s products are used for a wide range of commercial and industrial applications, including the construction and maintenance of petrochemical plants, barges and light ships, railcars, trucks and trailers, rack systems, tunnel and mine support products, joists, sign and guardrail posts for highways, power and radio transmission towers, and bridges.

        Steel service centers, the Company’s primary customer base, warehouse steel products from various minimills and integrated mills and sell combinations of products from different mills to their customers. Some steel service centers also provide additional labor-intensive value-added services such as fabricating, cutting or selling steel by the piece rather than by the bundle.

        During the past several years, the domestic steel market has experienced significant downward economic pressure largely due to declines in market prices and shipments that initially were influenced by high volumes of foreign steel imported into the United States at prices which challenged the domestic industry’s ability to viably compete. More recently, the industry has been negatively affected by the weakened United States economy in general following a period of significantly higher costs of production due to increased electricity, natural gas, and oxygen cost experienced in 2000 and into 2001 and again in 2003. These forces have led to negative operating economics for certain domestic producers. As a result, many steel manufacturers have curtailed production and/or ceased operations, and a number of steel industry producers have sought protection under the United States Bankruptcy Code.

        As a result of these conditions, the Company has experienced sharp declines in shipment volumes and operating margins resulting in negative cash flow from operations and the generation of significant net losses over the past four years. Such conditions have significantly deteriorated the Company’s liquidity and constrained its ability to meet certain obligations under its debt agreements. As of December 16, 2002, the Company was in default of its $120 million of First Mortgage Notes and, due to cross default provisions, its $50 million line of credit agreement.

        On January 22, 2003, the Company and its subsidiaries Bayou Steel Corporation (Tennessee), and River Road Realty Corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in United States Bankruptcy Court, Northern District of Texas (the “Bankruptcy Court”), where the case is now pending before the Honorable Barbara J. Houser, Case No. 03-30816 BJH (the “Petition Date”). As debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remains in possession of its properties and assets, and management continues to operate the business. The Company intends to continue normal operations and does not currently foresee any interruption in the shipment of product to customers in the near term. The Company cannot engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company attributed the need to reorganize to market conditions in the U.S. steel industry resulting from significant pressure from imported steel products, low product pricing, and high energy costs. These factors, together with the effects of a slow down in the economy, have adversely affected the Company over the past several years.

        The goal of the Chapter 11 filing is to maximize recovery by creditors and shareholders by preserving the Company as a viable entity with going concern value. The protection afforded by the Chapter 11 filing will permit the Company to preserve cash and restructure its debt. The confirmation of a plan of reorganization is the Company’s primary objective. The Company filed a plan of reorganization with the Bankruptcy Court on November 24, 2003. The plan of reorganization sets forth the proposed means of treating claims, including liabilities subject to compromise. The plan of reorganization proposes cancellation of equity interests as a result of issuance of new equity securities to creditors. The confirmation of any plan of reorganization will require acceptance by all classes of claimants as required under the Bankruptcy Code and approval of the Bankruptcy Court. Under the Bankruptcy Code, post-petition liabilities and pre-petition liabilities subject to compromise must be satisfied before shareholders can receive any distribution. As a consequence, the plan of reorganization proposes cancellation of equity interests as a result of issuance of new equity securities to creditors.

        The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statements have been prepared on the basis that the Company will continue as a going concern and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s recurring losses, negative cash flow from operations, and the Chapter 11 case raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company’s ability to comply with the Debtor-In-Possession Financing Agreement (” DIP Agreement”), (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company’s ability to achieve profitable operations after such confirmation, and (iv) the Company’s ability to generate sufficient cash from operations to meet its obligations. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

        The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventories

        Inventories are stated at the lower of cost or market value. The cost of product inventories is determined using the last-in, first-out method (LIFO). Inventory is adjusted for estimated obsolescence or unmarketable inventory. The amount of this reduction is equal to the LIFO cost of inventory less the market value. Estimated market value is based on assumptions about future demand and market conditions. In fiscal 2003 operating supplies inventory was written down by $2.2 million for obsolescence and unmarketable inventory.

Long-lived Assets

        The depreciable lives of property, plant and equipment are estimated and are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Although the Company believes it has appropriately addressed asset impairment by reducing the carrying values of certain assets to their estimated recoverable amounts, actual results could be different and the results of operations in future periods could reflect gains or losses on those assets.

        As of September 30, 2003, the underlying criteria associated with the Company’s long-term asset impairment analysis was based upon the assumption that the Company will continue to sustain its operations for the near term and beyond. Should the Company be unable to continue as a going concern, future adjustments to the carrying value of property, plant and equipment may be required. Should the Company’s plan of reorganization be confirmed by the Bankruptcy Court, and become effective, the Company would adopt fresh-start accounting as required by SOP 90-7. The reorganization value of the entity would be allocated to the Company assets in conformity with the procedures specified by APB Opinion 16, as amended by SFAS 141. Depending on the reorganization value, the carrying value of property, plant and equipment may be further adjusted.

Plant Turnaround Cost

        The Company currently utilizes the accrue in advance method of accounting for periodic planned major maintenance activities (plant turnaround cost). As is typical in the industry, certain major maintenance items require the shutdown of an entire facility or a significant portion thereof to perform periodic overhauls and refurbishment activities necessary to sustain long-term production. The Company accrues a liability for the estimated amount of these planned shutdowns.

        In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs (i.e. plant turnaround costs) related to “in service” fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The proposed SOP is expected to be presented to the FASB for clearance in the first quarter of 2004 and would be applicable for fiscal years beginning after December 15, 2004. If adopted in its present form, the portion of this SOP relating to planned major maintenance activities would require us to expense periodic scheduled maintenance cost on our plant facilities as incurred (currently accrued in advance leading up to such scheduled maintenance periods), and accrued costs at the date of adoption would be reversed and reported as the cumulative effect of a change in accounting principle.

Revenue Recognition

        The Company recognizes revenue when it has a purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer, and collectibility is reasonably assured which is generally upon shipment. Substantially all of the Company’s sales are made on open account. The Company accrues rebates on shipments when incurred. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues, therefore no provisions are made when the sale is recognized.

Allowance for Doubtful Accounts

        The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance is recorded against amounts due that reduces the net recognized receivable to the amount reasonably believed to collectible. For all other customers, the Company maintains a reserve that considers the total receivables outstanding, historical collection rates, and economic trends.

Environmental Costs

        The Company operates in an industry that inherently possess environmental risks. To manage these risks, the Company employs both its own environmental staff and outside consultants. The Company estimates future costs for known environmental remediation requirements and accrues for them on an undiscounted basis when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The regulatory and government management of these projects is extremely complex, which is one of the primary factors that make it difficult to assess the cost of potential and future remediation of potential sites. Adjustments to the liabilities are made when additional information becomes available that affects the estimated costs to remediate.

Income Taxes

        The Company follows SFAS No. 109, “Accounting for Income Taxes.” This statement requires the use of the liability method of computing deferred income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The assessment of the realization of deferred tax assets, particularly those related to tax operating loss carryforwards, involves the use of management’s judgment to determine whether it is more likely than not that the Company will realize such tax benefits in the future. As of September 30, 2003, a full valuation allowance was provided recognizing no future benefits of associated with the Company’s net deferred tax assets.

RESULTS OF OPERATIONS

        The Company reported a loss from operations of $30.4 million in fiscal 2003 compared to $21.5 million in the prior year. Four major factors account for the $8.9 million unfavorable change. First, in fiscal 2003, the cost to convert scrap metal, the raw material, into a finished product increased $2.8 million, primarily due to a $5.8 million increase in fuel prices. Second, reorganization expenses related to the bankruptcy in the amount of $5.2 million were incurred in fiscal 2003. No such expenses were incurred in fiscal 2002. Third, the Company recorded a non-cash asset impairment charge of $8.0 million in fiscal 2003, reducing the carrying value of its Tennessee Facility, compared to a similar charge of $6.6 million in fiscal 2002. Fourth, in fiscal 2003, the Company wrote down its stores inventory by $2.2 million. Partially offsetting these four factors was an $5.4 million improvement in metal margin ( the difference between the cost of yielded raw material steel scrap and the selling price of the finished product) and a special tax credit of $3.2 million recorded in fiscal 2002.

        In fiscal 2002, the Company reported a loss from operations of $21.5 million compared to $23.3 million in the prior fiscal year. The $1.8 million net improvement is the result of reductions in operating cost which were almost entirely offset by several items. First, the metal margin (the difference between the cost of yielded raw material steel scrap and the selling price of the finished product) decreased operating margins by $8.2 million. Second, the Company recorded a non-cash asset impairment charge of $6.6 million reducing the carrying value of its Tennessee Facility. These two negative changes almost entirely offset the Company’s improvements of $16.6 million, primarily in cost reductions.

        The following table sets forth shipment, sales, and metal margin data:

	Year Ended September 30,
	2003	2002	2001
Prime Shipment Tons	497,868	514,765	499,065
Net Sales (in thousands)	$150,265	$142,134	$140,447
Average Selling Price Per Ton	$298	$271	$280
Metal Margin Per Ton	$188	$177	$193

13

Sales

        Net sales in fiscal 2003 increased 6% over fiscal 2002 which is the result of a 10% increase in average selling price on a 3% decrease in shipments. The decrease in shipments is attributable to the recessionary domestic economic conditions and some customers’ concerns about the financial condition of the Company since filing bankruptcy. The Company experienced a higher average selling price as a result of several price increases in the third and fourth quarters of fiscal 2003. Escalating fuel and scrap prices have been the driving forces behind recent market increases for steel products.

        Market conditions have recently improved. Shipments in the fourth fiscal quarter were over 26% higher than the average of the prior three quarters. The fourth quarter shipments were the highest in eleven prior quarters. Subsequent to year end, there were two additional price increases and an announced price increase effective January 15, 2004.

        Net sales in fiscal 2002 increased marginally over fiscal 2001 on a 3% increase in shipments and a similar decrease in the average selling price.

        In the first fiscal quarter of 2002, the International Trade Commission (“ITC”) issued a ruling that steel imports since 1998 have injured the United States steel industry in certain product ranges representing approximately one-third of the Company’s product line. The President took action based on the ITC’s ruling imposing tariffs on such imports in the second fiscal quarter of 2002. In November 2003 the World Trade Organization (WTO) ruled that the tariffs are illegal. The President subsequently announced the elimination or curtailment of these tariffs. Although the tariffs brought some relief from imports, the Company believes that a weaker U.S. dollar, stronger Asian economy, and higher shipping costs are more significant factors affecting imports in its product line.

Cost of Sales

        Cost of sales exceeded sales in fiscal 2003 by $9.9 million, or 7% compared to $8.2 million or 6% in fiscal 2002. In fiscal 2002, this was caused by an abnormally low average selling price. In fiscal 2003, even though average selling price improved, higher prices for scrap and fuel and a higher fixed cost per ton as a result of decreased production resulted in a gross margin loss.

        Cost of sales exceeded sales in fiscal 2002 by $8.2 million which was $8.2 million less than fiscal 2001 due to a reduction in conversion cost (the cost to convert steel scrap into billets and billets into finished products) and other cost control programs initiated by the Company.

        Raw Material. Steel scrap is the principal raw material used in the melting operations at the Louisiana Facility and is a significant component of the semi-finished product, billets, which are used by both rolling mills. During fiscal 2003, steel scrap cost increased $16 per ton or 17% compared to fiscal 2002. Scrap cost increased sharply during the first two quarters of fiscal 2003 as a result of an exceptionally strong export market and a domestic market affected by steel producers increasing their scrap inventories. In the fourth fiscal quarter and continuing today, scrap prices again moved upward. These price increases appear to be due to increased domestic demand as steel producers begin operating at higher levels of capacity utilization. Generally, and over periods of time, the average selling price of finished products trends with scrap prices.

        The Company has controlled the availability and the cost of steel scrap to some degree by producing its own shredded and cut grade scrap through its scrap processing division. Mississippi River Recycling (“MRR”) supplied approximately 30% of the Company’s steel scrap requirements in each of fiscal 2003, 2002, and 2001. The Company plans, and the MRR has the capacity, to produce a greater quantity of steel scrap.

        AAF. Another raw material is additives, alloys, and fluxes (“AAF”). AAF costs increased by $3 per ton over the prior year due to the prices of certain AAF materials being higher in fiscal 2003.

        Conversion Cost. Conversion cost includes labor, energy, maintenance material, and supplies used to convert raw material into finished product. Conversion cost per ton at the Louisiana Facility increased only slightly in fiscal 2003 despite a $5.5 million increase in electricity, gas, and oxygen prices. With constant fuel prices, the per unit conversion cost would have decreased 6% in fiscal 2003 compared to the prior year. Conversion cost per ton decreased 11% in fiscal 2002 compared to the prior year, primarily due to a decrease in the cost of fuels. At the Tennessee Facility, conversion cost per ton decreased 11 % in fiscal 2003 and 8% in fiscal 2002 compared to the respective prior years. These reductions were largely driven by cost reduction initiatives.

        In efforts to stabilize natural gas cost, the Company entered into certain forward commitments to purchase a portion of its future natural gas requirements. As of September 30, 2003, the Company has entered into forward price commitments for approximately 55% of the natural gas it expects to utilize in its production over the next six months. Although the Company intends to fulfill its commitments under the agreements, a trading market does exist for such commitments.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $597,000 in fiscal 2003 and decreased $184,000 in fiscal 2002 compared to the respective prior years. The increase in fiscal 2003 is due primarily to an increase in the cost of certain insurance policy renewals. The reductions in 2002 is primarily due to reductions in workforce.

Reorganization Expenses

        Reorganization expenses are expenses incurred by the Company as a result of its decision to restructure its debt prior to Petition Date and to reorganize under Chapter 11 of the Bankruptcy Code. The following summarizes the reorganization expenses incurred by the Company during the fiscal year ended September 30, 2003 of which $948,819 were incurred prior to the Petition Date.

September 30, 2003
Professional and other fees	$4,253,438
Write-off of deferred financing costs related
to the terminated line of credit	392,330
Other	574,552

$5,220,320

Interest Income and Expense

        In fiscal 2003, interest income decreased to zero as a result of a reduction in cash available for investment. Interest expense decreased $7.3 million in fiscal 2003 compared to 2002. The Company discontinued accruing interest on the $120 million of First Mortgage Notes (the “Notes”) since this liability is subject to compromise in Chapter 11 proceedings. The total interest on pre-petition Notes that was not charged to earnings for the period from January 23, 2003 to September 30, 2003 was approximately $7.8 million. Interest expense on the Company’s line of credit increased in 2003 due to additional borrowings.

Impairment Loss on Long-lived assets

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

        As of September 30, 2003, the underlying criteria associated with the Company’s long-term asset impairment analysis was based upon the assumption that the Company will continue to sustain its operations for the near term and beyond. Should the Company be unable to continue as a going concern, future adjustments to the carrying value of property, plant and equipment may be required. Should the Company’s plan of reorganization be confirmed by the Bankruptcy Court, and become effective, the Company would adopt fresh-start accounting as required by SOP 90-7. The reorganization value of the entity would be allocated to the Company assets in conformity with the procedures specified by APB Opinion 16, and as amended by SFAS No. 141. Depending on the reorganization value, the carrying value of property, plant and equipment may be further adjusted which could be substantial.

Provision for Income Taxes

        As of September 30, 2003, for tax purposes, the Company had net operating loss carryforwards (“NOLs”) of approximately $175 million available to utilize against future regular taxable income. The NOLs will expire in varying amounts through fiscal 2023. Should there be a reorganization during the bankruptcy proceedings, there could be a change of control within the meaning of the Internal Revenue Code Section 382 which would have the effect of limiting the use of the NOLs in the future significantly.

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

        As a result of the bankruptcy and the Company’s continued operating losses, as of September 30, 2003, the Company has fully reserved for any future benefit that might be derived as a result of the fiscal 2003 operating results.

Net Loss

        Net loss for fiscal year 2003 decreased by $6.1 million compared to the prior year as a result of several factors. First, during fiscal 2002 the Company provided an additional $7.7 million non-cash asset valuation allowance against its net deferred tax asset. Second, net interest expense decreased $7.3 million as the Company discontinued accruing interest on the mortgage notes since this liability is subject to compromise in Chapter 11 proceedings. This was partially offset by the reorganization expenses incurred in 2003, the larger gross margin loss, and the net additional asset impairment loss.

        In fiscal 2002, the net loss increased by $6.5 million compared to the prior year primarily due to a metal margin decrease of $16 per ton, and non-cash adjustments of $7.7 million and $6.6 million related to a deferred tax allowance and an asset impairment adjustment, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        On February 28, 2003, the Bankruptcy Court approved the Debtor-In-Possession Financing Agreement (“DIP Agreement”) between the Company and the existing lenders on its credit facility. The Company retired its pre-petition secured credit facility in the amount of $18.6 million. In connection with this transaction, the Company wrote off $392,330 of deferred financing costs related to its old credit facility as a reorganization expense and capitalized $497,480 in deferred financing cost on the DIP Agreement as other assets. The DIP Agreement, which is a $45 million credit facility and has a twelve month term, is secured by inventory, receivables, and certain fixed assets previously unencumbered by other debt agreements, bears interest at prime plus 1% or LIBOR plus 3%. Based on the borrowing base criteria, as defined, approximately $10.9 million is available as of September 30, 2003 after considering the required minimum liquidity reserve of $12 million. The DIP Agreement required, among other things, the Company to meet certain cash operating performance measures based on the Company’s weekly budget for a 13 week period ending which ended April 26, 2003. The Company was in compliance throughout the period. There are no other financial performance covenants. The maximum amount outstanding under the pre-petition secured credit facility and the DIP Agreement during fiscal 2003 was $22.7 million. The average borrowings were $17.8 million and the weighted average interest rate was 4.88%. The Company has $18.2 million in excess availability and cash and $20.9 million in borrowings as of December 12, 2003. The DIP Agreement expires February 17, 2004. The Company is in the process of seeking a new lending agreement, with either the existing or new lenders, in anticipation of emerging from bankruptcy. The Company believes that such post bankruptcy lending agreement will be obtained.

        Operating Cash Flow. For the fiscal year ended September 30, 2003, net cash used in operations excluding reorganization expenses was $4.2 million, due largely to the net loss generated during the period. During the same period of the prior year, the Company used $6.2 million in operations for similar reasons. During fiscal 2003 inventories decreased $5.8 million in order to reduce inventory levels commensurate with both shipment and production levels along with aggressive working capital management. Accounts payable increased $2.4 million due to post-petition payment terms being given by many of the Company’s suppliers. During fiscal 2003, receivables increased $4.5 million primarily due to the significant increase in shipments in the fourth fiscal quarter and the significant increase in average selling price during fiscal 2003.

        Excluding reorganization expenses and changes in working capital, the Company reached cash flow breakeven from operations in the third and fourth quarters of fiscal 2003. The Company’s liquidity position remains its highest priority. The Company is hoping to continue to achieve cash flow breakeven in fiscal 2004. This is predicated on many assumptions, including maintaining current price realizations and stabilization in the scrap prices and moderation of the recent fuel prices.

        Capital Expenditures. Capital expenditures totaled $1.4 million, $1.4 million, and $8.8 million in fiscal 2003, 2002, and 2001, respectively. The activity in fiscals 2003 and 2002 was confined to required facility maintenance projects while in the prior years capital spending was greater as the Company completed several significant capital programs. Given current conditions and the condition of the facilities, capital programs over the next twelve months will continue to be directed towards maintenance programs requiring approximately $3.2 million. As of September 30, 2003, there were no significant commitments remaining to complete authorized projects under construction.

Commitments and Contingencies

Future commitments and contractual obligations include the following:

	For the Fiscal Years Ended September 30,
	Total	2004	2005	2006	2007	Beyond
	(In Millions)
DIP Credit Facility	$18.3	$18.3	$—	$—	$—	$—
Operating lease obligations	5.2	0.6	0.6	0.6	0.6	2.8
Natural gas commitments	$2.1	$2.1	$—	$—	$—	$—

Total	$25.6	$21.0	$0.6	$0.6	$0.6	$2.8

        Pre-petition liabilities subject to compromise approximating $138.3 million has been excluded from the above section due to the uncertainty as to when the amounts maybe paid.

Recent Accounting Pronouncements

        In December 2002, SFAS no. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123” was issued by the FASB and amends SFAS 123 “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company has not adopted any of the alternative methods of transition and continues to apply APB Opinion No. 25.

        In January 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51 “Consolidated Financial Statements” to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after December 15, 2003. FIN 46 did not have any impact on the Company’s consolidated financial statements upon adoption.

        In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company does not have any asset retirement obligations, thus the adoption of FAS 143 had no impact on the Company.

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

•	General economic conditions in the United States.

•	Potential additional military conflicts in the Persian Gulf area or other parts of the world pursuant to the United States efforts to combat domestic and global terrorism.

•	The imports into the United States that have affected the steel market.

•	The highly cyclical and seasonal nature of the steel industry.

•	The possibility of increased competition from other minimills.

•	The Company’s ability to expand its product lines and increase acceptance of existing product lines.

•	The Company’s ability to rationalize its products without adversely impacting other products.

•	Additional capacity in the Company’s product lines.

•	Running shorter production cycles in a cost effective manner.

•	The availability of raw materials such as steel scrap, billets, and AAF.

•	The cost and availability of fuels, specifically natural gas and electricity.

•	The costs of environmental compliance and the impact of government regulations.

•	The Company’s relationship with its workforce.

•	The restrictive covenants and tests contained in the Company’s existing and future debt instruments that could limit its operating and financial flexibility.

•	The risk that the Company will not have the liquidity required to meet its commitments either through utilization of existing and future credit agreements, alternative agreements or internally generated funds.

•	The cost of restructuring charges.

•	The inability to get the Company’s plan of reorganization approved.

Environmental Matters

        The Company is subject to various federal, state, and local laws and regulations. See Footnote 10 to the Company’s Consolidated Financial Statements and the “Business-Environmental Matters” contained in the Company’s Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        The Company is exposed to certain market risks that are inherent in financial instruments arising from transactions that are entered into in the normal course of business. The Company does not enter into derivative financial instrument transactions to manage or reduce market risk, except for its forward commitments to purchase a portion of its natural gas requirements, or for speculative purposes. The forward gas purchase commitments provide a fixed purchase price whereby the Company purchases gas at a rate that could differ from spot rates during the period of purchase. The revolving credit facility has a variable interest rate which reduces the potential exposure of interest rate risk from a cash flow perspective.

Item 8. Financial Statements and Supplementary Data

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) Consolidated Balance Sheets

ASSETS

	September 30,
CURRENT ASSETS:	2003	2002
Cash	$178,170	$57,290
Receivables, net of allowance for doubtful accounts	21,137,404	16,772,317
Inventories	50,228,969	58,099,176
Prepaid expenses	1,565,543	1,047,610

Total current assets	73,110,086	75,976,393

PROPERTY, PLANT AND EQUIPMENT:
Land	3,427,260	3,427,260
Machinery and equipment	143,552,406	153,978,320
Plant and office buildings	25,739,705	25,659,860

	172,719,371	183,065,440
Less — Accumulated depreciation	(88,782,842)	(84,097,031)

Net property, plant and equipment	83,936,529	98,968,409

OTHER ASSETS	1,918,971	2,230,894

Total assets	$158,965,586	$177,175,696

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT ASSETS:
Post petition liabilities:
Accounts payable	$6,505,980	$15,139,678
Interest payable on Senior Notes	—	4,275,000
Accrued plant turnaround costs	1,814,110	2,944,583
Other accrued liabilities	7,672,254	7,091,303
Borrowings under line of credit, including accrued
interest – in default	—	7,695,180
Long-term debt – in default, net of debt discount	—	119,355,813
Debtor-in-possession financing	18,328,228	—

Total current liabilities	34,320,572	156,501,557

PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE	138,312,386	—

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value —
Class A: 24,271,127 authorized and
10,619,380 outstanding shares	106,194	106,194
Class B: 4,302,347 authorized and
2,271,127 outstanding shares	22,711	22,711
Class C: 100 authorized and outstanding shares	1	1

Total common stock	128,906	128,906
Paid-in capital	46,045,224	46,045,224
Retained earnings (accumulated deficit)	(59,363,569)	(24,850,649)
Accumulated other comprehensive income (loss)	(477,933)	(649,342)

Total common stockholders’ equity (deficit)	(13,667,372)	20,674,139

Total liabilities and common stockholders’ equity (deficit)	$158,965,586	$177,175,696

The accompanying notes are an integral part of these consolidated statements. 21

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) Consolidated Statements of Operations

	Year Ended September 30,
	2003	2002	2001
NET SALES	$150,264,840	$142,134,044	$140,446,714
COST OF SALES	160,192,674	150,340,414	156,899,617

GROSS MARGIN	(9,927,834)	(8,206,370)	(16,452,903)

IMPAIRMENT LOSS ON LONG-LIVED ASSETS	8,000,000	6,602,535	—
SELLING, GENERAL AND ADMINISTRATIVE	7,249,413	6,652,798	6,837,255
REORGANIZATION EXPENSE	5,220,320	—	—

OPERATING LOSS	(30,397,567)	(21,461,703)	(23,290,158)

OTHER INCOME (EXPENSE):
Interest expense	(4,442,925)	(11,727,278)	(11,269,054)
Interest income	—	15,771	374,437
Miscellaneous	327,572	207,698	65,780

	(4,115,353)	(11,503,809)	(10,828,837)

LOSS BEFORE INCOME TAX	(34,512,920)	(32,965,512)	(34,118,995)

PROVISION FOR INCOME TAX	—	7,681,824	—

NET LOSS	$(34,512,920)	$(40,647,336)	$(34,118,995)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING BASIC & DILUTED	12,890,607	12,890,607	12,890,607

LOSS PER COMMON SHARE
BASIC & DILUTED	$(2.68)	$(3.15)	$(2.65)

The accompanying notes are an integral part of these consolidated statements. 22

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) Consolidated Statements of Cash Flows

	Year Ended September 30,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,512,920)	$(40,647,336)	$(34,118,995)
Depreciation	8,467,174	8,758,469	8,416,574
Amortization	763,201	520,959	520,051
Provision for losses on accounts receivable	56,607	149,499	463,645
Provision for (reduction in) lower of cost or market
inventory reserve	2,033,114	(1,590,478)	1,050,000
Provision for loss on long-lived assets	8,000,000	6,602,535	—
Deferred income taxes	—	7,681,824	—
Reorganization expenses	5,220,320	—	—
Changes in working capital:
(Increase) decrease in receivables	(4,545,624)	1,347,345	3,798,429
Decrease in inventories	5,837,093	7,862,754	13,661,805
(Increase) decrease in prepaid expenses and
other assets	(546,488)	(312,468)	308,636
Income tax refund	—	421,239	—
Increase (decrease) in accounts payable	2,394,119	(974,189)	(3,467,486)
Increase in interest payable
and accrued liabilities	(3,082,000)	3,951,067	1,203,681

Net cash used in operations excluding
reorganization expenses	(3,751,404)	(6,228,780)	(8,163,660)

NET CASH USED FOR REORGANIZATION
EXPENSES	(4,827,990)	—	—

Net cash used in operations	(8,579,394)	(6,228,780)	(8,163,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,435,294)	(1,409,110)	(8,818,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issue and other costs	(497,480)	—	(463,668)
Net borrowings under debtor-in-possession
financing facility	18,328,228	—	—
Net borrowings (repayments) under line of credit	(7,695,180)	7,695,180	—

Net cash provided by (used in)
financing activities	10,135,568	7,695,180	(463,668)

NET INCREASE (DECREASE) IN CASH	120,880	57,290	(17,446,189)
CASH, beginning balance	57,290	—	17,446,189

CASH, ending balance	$178,170	$57,290	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest (net of amounts capitalized)	$—	$11,400,000	$11,269,054
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated statements. 23

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) Consolidated Statements of Changes in Equity (Deficit)

	Common Stock			Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stockholders’ Equity (Deficit)
	Class A	Class B	Class C
ENDING BALANCE,
October 1, 2000	$106,194	$22,711	$1	$46,045,224	$49,915,682	$—	$96,089,812
Net loss	—	—	—	—	(34,118,995)	—	(34,118,995)

ENDING BALANCE,
September 30, 2001	106,194	22,711	1	46,045,224	15,796,687	—	61,970,817
Minimum pension liability
adjustment	—	—	—	—	—	(649,342)	(649,342)
Net loss	—	—	—	—	(40,647,336)	—	(40,647,336)

Comprehensive loss September 30, 2002							(41,296,678)

ENDING BALANCE,
September 30, 2002	106,194	22,711	1	46,045,224	(24,850,649)	(649,342)	20,674,139
Minimum pension
liability adjustment	—	—	—	—	—	92,006	92,006
Unrealized gain on
investments available
for sale	—	—	—	—	—	79,403	79,403
Net loss	—	—	—	—	(34,512,920)	—	(34,512,920)

Comprehensive loss September 30, 2003							(34,341,511)

ENDING BALANCE,
September 30, 2003	$106,194	$22,711	$1	$46,045,224	$(59,363,569)	$(477,933)	$(13,667,372)

The accompanying notes are an integral part of these consolidated statements. 24

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) Notes to Consolidated Financial Statements September 30, 2003

1.	NATURE OF OPERATIONS, LIQUIDITY MATTERS, AND CURRENT INDUSTRY CONDITIONS:

        Bayou Steel Corporation (the “Company”) owns and operates a steel minimill and a stocking warehouse on the Mississippi River in LaPlace, Louisiana (the “Louisiana Facility”), three additional stocking locations accessible to the Louisiana Facility through the Mississippi River waterway system, and a rolling mill with warehousing facility in Harriman, Tennessee (the “Tennessee Facility”). The Company produces light structural steel and merchant bar products for distribution to steel service centers and original equipment manufacturers/fabricators located throughout the United States, with export shipments of approximately 7% to Canada and Mexico.

        During the past several years, the domestic steel market has experienced significant downward economic pressure largely due to declines in market prices and shipments that initially were influenced by high volumes of foreign steel imported into the United States at prices which challenged the domestic industry’s ability to viably compete. More recently, the industry has been negatively affected by the weakened United States economy in general following a period of significantly higher costs of production due to increased electricity and natural gas cost experienced in 2000 and into 2001 and again in 2003. These forces have led to negative operating economics for certain domestic producers. As a result, many steel manufacturers have curtailed production and/or ceased operations, and a number of steel industry producers have sought protection under the United States Bankruptcy Code.

        As a result of these conditions, the Company has experienced sharp declines in shipment volumes and operating margins resulting in negative cash flow from operations and the generation of significant net losses over the past four years. Such conditions have significantly deteriorated the Company’s liquidity and constrained its ability to meet certain obligations under its debt agreements. As of December 16, 2002, the Company was in default of its $120 million of First Mortgage Notes and, due to cross default provisions, its $50 million line of credit agreement.

        On January 22, 2003, the Company and its subsidiaries, Bayou Steel Corporation (Tennessee) and River Road Realty Corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in United States Bankruptcy Court, Northern District of Texas (the “Bankruptcy Court”), where the case is now pending before the Honorable Barbara J. Houser, Case No. 03-30816 BJH (the “Petition Date”). As debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remains in possession of its properties and assets, and management continues to operate the business. The Company intends to continue normal operations and does not currently foresee any interruption in the shipment of product to customers. The Company cannot engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company attributed the need to reorganize to market conditions in the U.S. steel industry resulting from significant pressure from imported steel products, low product pricing, and high energy costs. These factors, coupled with the effects of a slow down in the United States economy, have adversely affected the Company over the past several years.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bayou Steel Corporation (Tennessee) and River Road Realty Corporation, after elimination of all significant intercompany accounts and transactions.

BAYOU STEEL CORPORATION
(DEBTORS-IN-POSSESSION)
Notes to Consolidated Financial Statements — (Continued)
September 30, 2003

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statements have been prepared on the basis that the Company will continue as a going concern and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s recurring losses, negative cash flow from operations, and the Chapter 11 case raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company’s ability to comply with the Debtor-In-Possession Financing Agreement (“DIP Agreement”) (see footnote 10), (ii) confirmation of a plan of reorganization under the Bankruptcy Code filed on November 24, 2003, (iii) the Company’s ability to achieve profitable operations after such confirmation, and (iv) the Company’s ability to generate sufficient cash from operations to meet its obligations. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        The financial statements are prepared in accordance with the American Institute of Certified Public Accountant’s (the “AICPA”) Statement of Position (SOP) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities (see Note 7). All liabilities arising before January 22, 2003 are subject to compromise. In addition, in accordance with the Bankruptcy Code, the Company discontinued accruing interest on the 9.5% first mortgage notes (the “Notes”) as of the Petition Date as this debt is subject to compromise. The debtor-in-possession financing (“DIP Financing”) is a post-petition liability and, therefore, not subject to compromise. The financial statements do not reflect the effect of any changes in the Company’s capital structure as a result of an approved plan of reorganization or adjustments to the carrying value of assets or liability amounts that may be necessary as a result of actions by the Bankruptcy Court. Upon confirmation of a plan of reorganization by the Bankruptcy Court, the Company would adopt “Fresh Start Reporting” as required by the AICPA’s SOP 90-7 on the effective date of the reorganization. The Company would then allocate the reorganization value to its assets and liabilities in relation to their fair value. Accordingly, the carrying values of assets and liabilities on the effective date of reorganization most likely would differ materially than the amounts shown as of September 30, 2003.

Inventories

        Inventories are carried at the lower of cost or market. Inventory cost for steel scrap, billets, and finished product is determined on the last-in, first-out (LIFO) method and for operating supplies on the average cost method.

Property, Plant and Equipment

        Property, plant and equipment acquired as part of the acquisition of the Louisiana Facility in 1986 and the Tennessee Facility in 1995 has been recorded based on the respective fair values at the dates of purchase. As discussed in Note 6, the carrying value of the Tennessee Facility was adjusted for asset impairment losses in 2003 and 2002. Betterments and improvements are capitalized at cost; repairs and maintenance are expensed as incurred. Interest during construction of significant additions is capitalized. Depreciation is provided on the units-of-production method for machinery and equipment and on the straight-line method for buildings over an estimated useful life of 30 years.

BAYOU STEEL CORPORATION
(DEBTORS-IN-POSSESSION)
Notes to Consolidated Financial Statements — (Continued)
September 30, 2003

Plant Turnaround Cost

        The Company currently utilizes the accrue in advance method of accounting for periodic planned major maintenance activities (plant turnaround cost). As is typical in the industry, certain major maintenance items require the shutdown of an entire facility or a significant portion thereof to perform periodic overhauls and refurbishment activities necessary to sustain long-term production. The Company accrues a liability for the estimated amount of these planned shutdowns. As of September 30, 2003 and 2002, $1.8 million and $2.9 million, respectively, is included in accrued liabilities in the accompanying consolidated balance sheets related to planned future plant turnaround cost (see Recent Accounting Pronouncements).

Income Taxes

        Income taxes have been provided using the liability method in accordance with the Financial Accounting Standards Board’s Statement No. 109, Accounting for Income Taxes.

Contingencies

        The Company accounts for all contingencies, including the potential environmental liabilities discussed in Note 13, in accordance with the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” which, among other provisions, requires the Company to accrue for estimated loss contingencies if: (a) it is probable that a liability has been incurred, and (b) the amount can be reasonably estimated.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Credit Risk

        The Company extends credit to its customers primarily on 30 day terms. The Company believes that its credit risk exposure is minimal due to the ongoing review of its customers’ financial condition, its sizeable customer base, and the geographical dispersion of its customer base. Historically, credit losses have not been significant. At September 30, 2003 and 2002, the Company maintained an allowance for doubtful receivables of approximately $832,000 and $534,000, respectively.

        As a result of the adverse market influences on the domestic steel industry, some of the Company’s customers have experienced financial and liquidity issues. The Company maintains a program for periodic assessment of the risk of loss that could result from extending credit to its customers. Continued weakness in the steel market may force certain customers to extend, modify, or otherwise alter their credit terms with the Company which could increase the risk of credit losses in the future.

Revenue Recognition

        The Company recognizes revenue when it has a purchase order from a customer with a fixed price, the title and risk of loss transfer to the buyer, and collectibility is reasonably assured which is generally upon shipment. Substantially all of the Company’s sales are made on open account. The Company accrues rebates on shipments when incurred. Historically, there have been very few sales returns and adjustments that impact the ultimate collection of revenues, therefore no provisions are made when the sale is recognized.

BAYOU STEEL CORPORATION
(DEBTORS-IN-POSSESSION)
Notes to Consolidated Financial Statements — (Continued)
September 30, 2003

Recent Accounting Pronouncements

        In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123” was issued by the FASB and amends SFAS 123 “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company has not adopted any of the alternative methods of transition and continues to apply APB Opinion No. 25 for purposes of expense recognition.

        In January 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51 “Consolidated Financial Statements” to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, effective for the Company January 31, 2003, did not have any impact on the Company’s consolidated financial statements upon adoption.

        In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company does not have any asset retirement obligations as defined, thus the adoption of FAS 143 had no impact on the Company.

        In June 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs (i.e. plant turnaround costs) related to “in service” fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The proposed SOP is expected to be presented to the FASB for clearance in the first quarter of 2004 and would be applicable for fiscal years beginning after December 15, 2004. If adopted in its present form, the portion of this SOP relating to planned major maintenance activities would require us to expense periodic scheduled maintenance cost on our plant facilities as incurred (currently accrued in advance leading up to such scheduled maintenance periods), and accrued costs at the date of adoption would be reversed and reported as the cumulative effect of a change in accounting principle.

3.	CHAPTER 11 PROCEEDINGS:

        Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date (“prepetition”) are stayed (“deferred”), absent specific Bankruptcy Court authorization to pay such claims, while the Company continues to manage the business as a debtor-in-possession. The rights of and ultimate payments by the Company to prepetition creditors and to equity investors may be substantially altered. That could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially) than 100% of their face value and the equity interests of the Company’s stockholders being diluted or canceled. The Company’s prepetition creditors and stockholders will each have votes in the plan of reorganization. The Company filed a plan for reorganization with the Bankruptcy Court on November 24, 2003. This plan, if approved, would liquidate unsecured trade claims at 9% to 10% of their face value, issue new secured debt for the secured debt claims, cancel existing equity, and issue new equity to the remaining undersecured claims. For the fiscal year 2003, the Company incurred approximately $5.2 million in professional fees and other expenses classified as reorganization expenses related to restructuring efforts on debt defaults that preceded the Petition Date and the bankruptcy proceedings.

BAYOU STEEL CORPORATION
(DEBTORS-IN-POSSESSION)
Notes to Consolidated Financial Statements — (Continued)
September 30, 2003

        It is not possible to predict the length of time the Company will operate under the protection of Chapter 11, or the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders.

4.	INVENTORIES:

Inventories as of September 30 consist of the following:

	2003	2002
Steel scrap	$2,116,988	$2,667,194
Billets	6,444,396	6,592,189
Finished product	34,833,154	37,731,152
LIFO adjustments	(1,224,545)	680,306

	42,169,993	47,670,841
Operating supplies	8,058,976	10,428,335

	$50,228,969	$58,099,176

        At September 30, 2003 and 2002, first-in, first-out inventories were $43.4 million and $47.0 million, respectively. As of fiscal 2001, the Company recorded $3.9 million in lower of LIFO cost or market reserves. During fiscal 2003 and 2002, $0.1 million and $1.6 million of such reserves were credited to cost of goods sold in the accompanying statement of operations as a result of the liquidation of certain LIFO inventory layers associated with such previously established reserves. As of September 30, 2003 and 2002, $2.2 million and $2.3 million, respectively, are included as reductions of finished product inventories related to such remaining reserves.

        In the fourth quarter of fiscal 2003, operating supplies inventory was written down $2.2 million for obsolescence and unmarketable inventory.

5.	REORGANIZATION EXPENSES:

        Reorganization expenses are expenses incurred by the Company as a result of its decision to restructure its debt prior to Petition Date and to reorganize under Chapter 11 of the Bankruptcy Code. The following summarizes the reorganization expenses incurred by the Company during the fiscal year ended September 30, 2003 of which $948,819 were incurred prior to the Petition Date.

September 30, 2003
Professional and other fees	$4,253,438
Write-off of deferred financing costs related to the terminated line of credit	392,330
Other	574,552

$5,220,320

29

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) Notes to Consolidated Financial Statements — (Continued) September 30, 2003

6.	PROPERTY, PLANT AND EQUIPMENT:

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

        As a result of continued operating losses, projections of future operating performance, and continued negative market trends, the Company believed that the application of the criteria established by SFAS 144 required recognition of impairment losses on the asset group comprising its Tennessee rolling mill, which losses were recorded in the third quarter of fiscal 2002 and the second quarter of fiscal 2003. In determining the fair value of the Tennessee rolling mill, the Company employed the present value technique of discounting, at a risk free rate, multiple cash flow scenarios that reflect a range of possible outcomes from the utilization and ultimate disposal of the Tennessee rolling mill. The various scenarios made assumptions about key drivers of cash flow, such as metal margin, shipments, capital expenditures, production levels, and distribution cost. Each scenario was then assigned a probability weighting representing management’s judgment of the probability of achieving each cash flow stream. Based on such judgment and assumptions underlying the calculation, the Company has reduced the carrying value of the assets comprising its Tennessee rolling mill by $8.0 million in its second quarter of fiscal 2003. The Company also reduced the carrying value of these assets by $6.6 million in fiscal 2002. The value was generally influenced by a longer time frame in which margins improved toward historical levels. The Company’s ability to achieve certain liquidity levels included in the various cash flow scenarios may result in actions that may again change the carrying value.

        As of September 30, 2003, the underlying criteria associated with the Company’s long-term asset impairment analysis was based upon the assumption that the Company will continue to sustain its operations for the near term and beyond. Should the Company be unable to continue as a going concern, future adjustments to the carrying value of property, plant and equipment may be required. Should the Company’s plan of reorganization be confirmed by the Bankruptcy Court, and become effective, the Company would adopt fresh-start accounting as required by SOP 90-7. The reorganization value of the entity would be allocated to the Company assets in conformity with the procedures specified by APB Opinion 16, and as amended by SFAS No. 141. Depending on the reorganization value, the carrying value of property, plant and equipment may be further adjusted which could be substantial.

        Capital expenditures totaled $1.4 million, $1.4 million, and $8.8 million in fiscal 2003, 2002, and 2001, respectively. As of September 30, 2003, there were no significant costs remaining to complete authorized projects under construction. Depreciation expense for the years ended September 30, 2003, 2002, and 2001 was $8,467,174, $8,758,469, and $8,416,574, respectively.

7.	PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE:

        The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action and further developments with respect to disputed claims or other events, including reconciliation of claims filed with the Bankruptcy Court to amounts recorded in the accompanying consolidated financial statements. Under a confirmed plan of reorganization, all pre-petition claims subject to compromise may be paid and discharged at amounts substantially less than their allowed amounts. These liabilities have been reclassified as noncurrent because of the automatic stay provision of the Chapter 11 proceeding and it is unknown when settlement of such obligations will occur.

BAYOU STEEL CORPORATION
(DEBTORS-IN-POSSESSION)
Notes to Consolidated Financial Statements — (Continued)
September 30, 2003

        On a consolidated basis, recorded pre-petition liabilities subject to compromise under Chapter 11 proceedings, consisted of the following:

September 30, 2003
First Mortgage Notes	$119,470,053
Accounts Payable	11,027,817
Accrued Interest on First Mortgage Notes	7,814,516

Total liabilities subject to compromise	$138,312,386

        As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition undersecured debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition undersecured first mortgage notes (See footnote 9) that was not charged to earnings for the period from January 23, 2003 to September 30, 2003, was approximately $7.8 million. Such interest is not being accrued as the Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to pre-petition unsecured or undersecured claims.

8.	OTHER ASSETS:

        Other assets consist of financing costs associated with the issuance of long-term debt and the DIP Agreement (see footnotes 9 and 10) which through September 30, 2003 have been amortized over the terms of the respective agreements. During fiscal 2003, the Company retired its pre-petition secured credit facility in the amount of $18.6 million. In connection with this transaction, the Company wrote off $392,330 of deferred financing costs related to its old credit facility as a reorganization expense and capitalized $497,480 in deferred financing cost on the DIP Agreement as other assets. Amortization of other assets was $649,000, $407,000, and $406,000 for the years ended September 30, 2003, 2002, and 2001, respectively. Other assets are reflected in the accompanying consolidated balance sheets net of accumulated amortization of $2,100,000 and $1,614,000 at September 30, 2003 and 2002, respectively. Pending the results of the Company’s bankruptcy reorganization proceedings, certain adjustments to the presentation and carrying values of the Company’s other assets will likely be required in future periods.

9.	LONG-TERM DEBT:

        The Notes, which have a stated face value of $120 million are senior obligations of the Company, secured by a first priority lien, subject to certain exceptions, on existing real property, plant and equipment, and most additions or improvements thereto at the Louisiana Facility. The indenture under which the Notes are issued (the “Indenture”) contains covenants which restrict the Company’s ability to incur additional indebtedness (excluding borrowings under the line of credit agreement discussed in Note 10), make certain levels of dividend payments, or place liens on the assets acquired with such indebtedness.

        The Notes, which bear interest at the stated rate of 9.5% per annum (9.65% effective rate), are due 2008 with semi-annual interest payments due May 15 and November 15 of each year. On and after May 15, 2003, the Company may, at its option, redeem the Notes, in whole or in part, initially at 104.75% of the principal amount, plus accrued interest to the date of redemption, declining ratably to par on May 15, 2006.

        The Notes are presented in the accompanying consolidated balance sheets, net of the original issue discount of $1,142,400, which is being amortized over the life of the Notes using the straight-line method which does not materially differ from the interest method. As of September 30, 2002, the Notes, net of the unamortized original issue discount of $644,187 is reported in the accompanying consolidated balance sheets as a current liability due to the default on the Notes. As of September 30, 2003, the Notes, net of the unamortized original issue discount of $529,947, is reported in the accompanying consolidated balance sheets as a non-current liability and the Company continues to carry the unamortized debt issue cost of $1.5 million as a non-current asset. The principal and accrued interest up to the Petition Date are included in pre-petition liabilities subject to compromise. Pending the results of the Company’s bankruptcy reorganization proceedings, certain adjustments to the presentation and carrying values of the Company’s debt and related discounts and/or issue costs will likely be required in future periods. The fair value of the Notes on September 30, 2002 was approximately $63 million; the fair value on September 2003 was uncertain.

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) Notes to Consolidated Financial Statements — (Continued) September 30, 2003

10.	DEBTORS-IN-POSSESSION FINANCING:

        On February 28, 2003, the Bankruptcy Court approved the DIP Agreement between the Company and the existing lenders on its credit facility. The Company retired its pre-petition secured credit facility in the amount of $18.6 million. The DIP Agreement, which is a $45 million credit facility and has a twelve month term, is secured by inventory, receivables, and certain fixed assets previously unencumbered by other debt agreements, bears interest at prime plus 1% or LIBOR plus 3%. Based on the borrowing base criteria, as defined, approximately $22.9 million is available as of September 30, 2003; however, the Company is required to maintain a minimum liquidity reserve of $12 million. This minimum effectively reduces additional availability for borrowings to $10.9 million. The DIP Agreement required, among other things, the Company to meet certain cash operating performance measures based on the Company’s weekly budget for a 13 week period ending which ended April 26, 2003. The Company was in compliance throughout the period. There are no other financial performance covenants.

        As of September 30 , 2003, the Company had an outstanding balance of $18.3 million under the DIP Agreement and $7.7 million under the pre-petition secured credit facility as of September 30, 2002. Outstanding letters of credit under the DIP Agreement approximated $0.7 million at September 30, 2003. The maximum amount outstanding under the pre-petition secured credit facility and the DIP Agreement as of September 30, 2003 was $22.7 million. The average borrowings were $17.8 million and the weighted average interest rate was 4.88%. The Company has $18.2 million in excess availability and cash and $20.9 million in borrowings as of December 12, 2003.

11.	INCOME TAXES:

        As of September 30, 2003, for tax purposes, the Company had net operating loss carryforwards (“NOLs”) of approximately $175 million available to utilize against future regular taxable income. The NOLs will expire in varying amounts through fiscal 2023. Should there be a reorganization during the bankruptcy proceedings, there could be a change of control within the meaning of the Internal Revenue Code Section 382 which would have the effect of limiting the use of the NOLs in the future significantly. In addition, even without a change of control, should there be a reorganization which results in the forgiveness of debt (as defined for tax purposes) the Company’s available NOL’s would be reduced to the extent of such levels of debt considered to be forgiven.

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

BAYOU STEEL CORPORATION
(DEBTORS-IN-POSSESSION)
Notes to Consolidated Financial Statements — (Continued)
September 30, 2003

        After taking into consideration recent operating losses, and the continued negative market conditions and after giving more weight to factors, such as these that are objective and verifiable, the Company determined in the third quarter of fiscal 2002 that the realization of its previously recorded net deferred tax asset no longer met the more likely than not criteria established by SFAS 109. Accordingly, the Company recorded an additional valuation allowance of $7.7 million in the third quarter of fiscal 2002 fully reserving any future benefits that might be derived from its NOLs as of September 30, 2002.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of September 30 are as follows:

	2003		2002
	Current	Long-Term	Current	Long-Term
Deferred tax asset:
Net operating loss and other
tax credit carryforwards	$—	$62,058,501	$—	$59,319,242
Allowance for doubtful accounts	291,088	—	201,600	—
Inventories	3,204,270	—	3,187,836	—
Accrued plant turnaround costs	634,939	—	1,030,604	—
Employee benefit accruals	799,274	—	790,731	—
Other accruals	841,908	—	563,882	—

Subtotal	5,771,479	62,058,501	5,774,653	59,319,242

Deferred tax liabilities:
Property, plant and equipment	—	(6,493,429)	—	(7,527,388)

Valuation allowance	(5,771,479)	(55,565,072)	(5,774,653)	(51,791,854)

Net deferred tax asset	$—	$—	$—	$—

The provision for income tax differs from expected tax expense computed by applying the federal corporate rate. A reconciliation of such differences for the years ended September 30 follows:

	2003	2002	2001
Taxes computed at statutory rate	$(12,079,522)	$(11,537,929)	$(11,750,320)
Nondeductible expenses	7,462	8,168	7,462
Adjustments to valuation allowance and other	12,072,060	19,211,585	11,742,858

Income tax expense	$—	$7,681,824	$—

12.	EARNINGS PER SHARE:

        The Company maintains an incentive stock award plan for certain key employees under which there are outstanding stock options to purchase 185,000, 165,000, 75,000, and 89,000 shares of its Class A Common Stock at exercise prices of $0.80, $3.25, $4.75, and $4.375 per share, respectively. Since the Company generated losses in all of the years presented, the effect of any potentially dilutive stock options have been excluded from the computation of diluted earnings (loss) per share as their effect was anti-dilutive. Common stock equivalents excluded from the calculation of diluted earnings (loss) per share were 514,000 for the year ended September 30, 2003 and 544,000 equivalent shares for the years ended September 30, 2002 and 2001.

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) Notes to Consolidated Financial Statements — (Continued) September 30, 2003

13.	COMMITMENTS AND CONTINGENCIES:

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

        Tennessee Valley Steel Corporation (“TVSC”), the prior owners of the Tennessee Facility, entered into a Consent Agreement and Order (the “TVSC Consent Order”) with the Tennessee Department of Environment and Conservation under its voluntary clean up program. The Company, in acquiring the assets of TVSC, entered into a Consent Agreement and Order (the “Bayou Steel Consent Order”) with the Tennessee Department of Environment and Conservation. The Bayou Steel Consent Order is supplemental to the previous TVSC Consent Order and does not affect the continuing validity of the TVSC Consent Order. The ultimate remedy and clean up goals will be dictated by the results of human health and ecological risk assessments which are components of a required, structured investigative, remedial, and assessment process. As of September 30, 2003, investigative, remedial, and risk assessment activities resulted in cumulative expenditures of approximately $1.4 million and a liability of approximately $0.5 million is recorded as of September 30, 2003 to complete the remediation. At this time, the Company does not expect the cost or resolution of the TVSC Consent Order to exceed its recorded obligation.

        As of September 30, 2003, the Company believes that it is in compliance, in all material respects, with applicable environmental requirements and that the cost of such continuing compliance is not expected to have a material adverse effect on the Company’s competitive position, or results of operations and financial condition, or cause a material increase in currently anticipated capital expenditures. As of September 30, 2003 and 2002, the Company has accrued loss contingencies for certain environmental matters and it believes that this amount is not material. It is reasonably possible that future events may occur and the Company’s recorded estimates of its obligations may change in the near-term.

        As of September 30, 2003, the Company has entered into forward price commitments for approximately 55% of the natural gas it expects to utilize in its production over the next six months. Although the Company intends to fulfill its commitments under the agreements, a trading market does exist for such commitments.

        The Company does not provide any post-employment or post-retirement benefits to its employees other than those described in Note 15. The Company has no operating lease commitments that are considered material to the financial statement presentation.

        There are various claims and legal proceedings arising in the ordinary course of business pending against or involving the Company in which monetary damages are sought. It is management’s opinion that the Company’s liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

14.	STOCK OPTION PLAN:

        The Board of Directors and the Stockholders approved the 1991 Employees Stock Option Plan for the purpose of attracting and retaining key employees. In fiscal 1994, 1998, 2000, and 2001 the Board of Directors granted to certain key employees 115,000, 85,000, 185,000, and 205,000 incentive stock options to purchase Class A Common Stock, exercisable at the market price on the grant date of $4.375, $4.75, $3.25, $0.80, respectively. The options are exercisable in five equal annual installments commencing one year from the grant date and expire ten years from that date. As of September 30, 2003, 6,000 options had been exercised and 393,000 shares were exercisable (at a weighted average price of $3.38 per share) and the following options were outstanding: 89,000 at $4.375, 75,000 at $4.75, 165,000 at $3.25, and 185,000 at $0.80. The remaining amount of shares available under the 1991 Employee Stock Option Plan were granted during fiscal 2001.

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) Notes to Consolidated Financial Statements — (Continued) September 30, 2003

A summary of activity relating to stock options follows:

	September 30,
	2003	2002	2001
Outstanding, beginning of year	544,000	544,000	379,000
Granted	—	—	205,000
Forfeitures	(30,000)	—	(40,000)

Outstanding, end of year	514,000	544,000	544,000

        The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure — An Amendment of SFAS No. 123” (“SFAS 148”), which, among other provisions, established an optional fair value method of accounting for stock-based compensation, including stock option awards. The Company has elected to adopt the disclosure only provisions of SFAS 123 and SFAS 148, and continues to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation” in accounting for its stock-based compensation plans. The pro forma disclosure requirements pursuant to SFAS 148 have been omitted due to immateriality.

        The options granted in fiscal 2001 are subject to the requirements of SFAS 123 and the fair values were estimated at the grant date using a present value approach with the following respective weighted-average assumptions: risk-free interest rate of 5%; no expected dividend yield; an estimated volatility of 54%; and an average expected life of the options of ten years. The estimated fair value of the options granted in fiscal 2001 was $0.34 per share.

15.	EMPLOYEE RETIREMENT PLANS:

        The Company maintains two defined benefit retirement plans (the “Plan(s)”), one for employees covered by the contracts with the United Steelworkers of America (“hourly employees”) and one for substantially all other employees (“salaried employees”), except those employees at the Tennessee Facility. The Plan for the hourly employees provides benefits of stated amounts for a specified period of service. The Plan for the salaried employees provides benefits based on employees’ years of service and average compensation for a specified period of time before retirement. The Company follows the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”).

        The net pension cost for both non-contributory Plans consists of the following components:

	Years Ended September 30,
	2003	2002	2001
Components of Net Periodic Pension Cost:
Service cost	$478,223	$417,716	$440,168
Interest cost	363,019	322,334	293,722
Expected return on plan assets	(344,475)	(346,375)	(378,352)
Recognized net actuarial loss (gain)	53,133	6,281	(35,284)
Amortization of prior service cost	4,820	4,820	4,820

Net periodic pension cost	$554,720	$404,776	$325,074

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) Notes to Consolidated Financial Statements — (Continued) September 30, 2003

Other pension data for the Plans follows:

	September 30,
	2003	2002
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$5,621,108	$4,325,856
Service cost	478,223	417,716
Interest cost	363,019	322,334
Amendments	74,971	—
Actuarial loss (gain)	(68,071)	650,348
Benefits paid	(102,576)	(95,146)

Projected benefit obligation at end of year	$6,366,674	$5,621,108

	September 30,
	2003	2002
Changes in Plan Assets:
Fair value of plan assets at beginning of year	$3,863,711	$3,876,675
Actual return on plan assets	679,561	(259,936)
Employer contribution	422,127	342,118
Benefits paid	(102,576)	(95,146)

Fair value of plan assets at end of year	$4,862,823	$3,863,711

Reconciliation of Funded Status:
Funded status	$(1,503,851)	$(1,757,397)
Unrecognized net actuarial loss	812,913	1,269,202
Unrecognized prior service cost	116,397	46,246
Accumulated other comprehensive income	(557,336)	(649,342)
Intangible asset	(41,426)	(46,246)

Accrued pension liability	$(1,173,303)	$(1,137,537)

Additional pension data (by plan) as of September 30, 2003 follows:

	Salaried Employees Plan	Hourly Employees Plan
Projected benefit obligation	$4,568,422	$1,798,252
Accumulated benefit obligation	3,809,090	1,798,252
Fair value of plan assets	3,298,035	1,564,788
Accrued pension liability	939,839	233,464

        The primary actuarial assumptions used in determining the above benefit obligation amounts were established on the September 30, 2003 and 2002 measurement dates and include a discount rate of 6.2% and 6.5% per annum on valuing liabilities, respectively; long-term expected rate of return on assets of 8.5% per annum; and salary increases of 4.2% per annum for salaried employees.

        The Company recognized expenses of $223,000, $234,000, and $435,000 in fiscal 2003, 2002, and 2001, respectively, in connection with a defined contribution plan to which the Company and employees contribute. The Company made matching contributions based on employee contributions of $61,000 and $371,000 for fiscal years 2002 and 2001, respectively. The company discontinued the matching contributions after December 31, 2001. Beginning January 2002, the Company recognized expenses related to supplemental contributions for bargained employees based on age and service at the Louisiana Facility of $170,000 and $125,000 for fiscal years 2003 and 2002, respectively. In addition, the Company made supplemental contributions based on employees’ annual wages at the Tennessee Facility of $53,000, $48,000, and $64,000 for fiscal years 2003, 2002, and 2001, respectively.

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) Notes to Consolidated Financial Statements — (Continued) September 30, 2003

16.	MAJOR CUSTOMERS:

        No single customer accounted for 10% or more of total sales for the year ended September 30, 2003. For the years ended September 30, 2002 and 2001, one customer accounted for approximately 10% of total sales.

17.	COMMON STOCK:

        Other than voting rights, all classes of common stock have similar rights. With respect to voting rights, Class B Common Stock has 60% and Class A and Class C Common Stock has 40% of the votes except for special voting rights for Class B and Class C Common Stock on liquidation and certain mergers. The Class B Common Stock is held by an entity that is controlled by certain directors and one officer of the Company. The Company’s ability to pay certain levels of dividends is subject to restrictive covenants under the Indenture and its line of credit agreement.

        Under the Restated Certificate of Incorporation of the Company, upon issuance of shares of Class A Common Stock of the Company for any reason, the holders of Class B Common Stock have the right to purchase additional shares of Class B Common Stock necessary to maintain, after the issuance of such additional shares of Class A Common Stock, the ratio that the Class B Common Stock bears to the aggregate number of shares of common stock outstanding immediately prior to the additional issuance of the shares of Class A Common Stock, for such consideration per share equal to the fair market value of consideration per share being paid for the Class A Common Stock being issued.

        The Plan of Reorganization, filed with the Bankruptcy Court on November 24, 2003, would, if approved, result in the cancellation of the existing common stock and the issuance of new stock to certain unsecured creditors.

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

        Bayou Steel Corporation (Tennessee) and River Road Realty Corporation, (collectively the “guarantor subsidiaries”), which are wholly-owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the Notes on a joint and several basis. The indenture governing the Notes provides certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company. The following are condensed consolidating balance sheets as of September 30, 2003 and 2002 and the related condensed consolidating statements of operations and cash flows for each of the three years in the period ended September 30, 2003 (in thousands).

Condensed Balance Sheets

	September 30, 2003
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$100,567	$15,023	$(42,480)	$73,110
Property and equipment, net	72,226	11,711	—	83,937
Other noncurrent assets	(17,318)	144	19,093	1,919

Total assets	$155,475	$26,878	$(23,387)	$158,966

Current liabilities	$32,708	$44,093	$(42,480)	$34,321
Pre-Petition liabilities	136,434	1,878	—	138,312
Equity (deficit)	(13,667)	(19,093)	19,093	(13,667)

Total liabilities and equity	$155,475	$26,878	$(23,387)	$158,966

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) Notes to Consolidated Financial Statements — (Continued) September 30, 2003

	September 30, 2002
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$101,835	$14,847	$(40,706)	$75,976
Property and equipment, net	78,674	20,294	—	98,968
Other noncurrent assets	(6,072)	187	8,116	2,231

Total assets	$174,437	$35,328	$(32,590)	$177,175

Current liabilities	$153,763	$43,444	$(40,706)	$156,501
Equity	20,674	(8,116)	8,116	20,674

Total liabilities and equity	$174,437	$35,328	$(32,590)	$177,175

Condensed Statements of Operations

	Year Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$137,317	$35,164	$(22,216)	$150,265
Cost of sales and administrative expense	(151,760)	(45,899)	22,216	(175,443)
Reorganization expenses	(5,220)	—	—	(5,220)

Operating loss	(19,663)	(10,735)	—	(30,398)
Interest and other income (expense)	(14,850)	(242)	10,977	(4,115)

Net loss	$(34,513)	$(10,977)	$10,977	$(34,513)

	Year Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$127,643	$35,676	$(21,185)	$142,134
Cost of sales and administrative expense	(136,800)	(47,980)	21,185	(163,595)

Operating loss	(9,157)	(12,304)	—	(21,461)
Interest and other income (expense)	(23,808)	(951)	13,255	(11,504)

Loss before income tax	(32,965)	(13,255)	13,255	(32,965)
Provision for income tax	7,682	—	—	7,682

Net loss	$(40,647)	$(13,255)	$13,255	$(40,647)

	Year Ended September 30, 2001
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$124,053	$34,736	$(18,343)	$140,446
Cost of sales and administrative expense	(138,590)	(43,489)	18,343	(163,736)

Operating loss	(14,537)	(8,753)	—	(23,290)
Interest and other income (expense)	(19,582)	(947)	9,700	(10,829)

Net loss	$(34,119)	$(9,700)	$9,700	$(34,119)

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) Notes to Consolidated Financial Statements — (Continued) September 30, 2003

Condensed Statements of Cash Flows

	Year Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(34,513)	$(10,977)	$10,977	$(34,513)
Noncash items	15,985	8,555	—	24,540
Equity in losses of subsidiaries	10,977	—	(10,977)	—
Changes in working capital	3,799	2,422	—	6,221

Net cash used in operations excluding
reorganization expenses	(3,752)	—	—	(3,752)

Net cash used for reorganization expenses:	$(4,828)	$—	$—	$(4,828)

Net cash used in operations	(8,580)	—	—	(8,580)

Cash flows from investing activities:
Purchases of property and equipment	(1,435)	—	—	(1,435)

Cash flows from financing activities:
Debit issue and other costs	(497)	—	—	(497)
Net borrowing on DIP Financing	18,328	—	—	18,328
Net borrowings under line of credit	(7,695)	—	—	(7,695)

Net cash provided from financing
activities	10,136	—	—	10,136

Net change in cash	121	—	—	121
Cash, beginning of period	57	—	—	57

Cash, end of period	$178	$—	$—	$178

	Year Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(40,647)	$(13,255)	$13,255	$(40,647)
Noncash items	16,032	6,090	—	22,122
Equity in losses of subsidiaries	13,255	—	(13,255)	—
Changes in working capital	4,721	7,575	—	12,296

Net cash from operating activities	(6,639)	410	—	(6,229)

Cash flows from investing activities:
Purchases of property and equipment	(999)	(410)	—	(1,409)

Cash flows from financing activities:
Net borrowings under line of credit	7,695	—	—	7,695

Net change in cash	57	—	—	57
Cash, beginning of year	—	—	—	—

Cash, end of year	$57	$—	$—	$57

BAYOU STEEL CORPORATION (DEBTORS-IN-POSSESSION) Notes to Consolidated Financial Statements — (Continued) September 30, 2003

	Year Ended September 30, 2001
	Parent	Guarantor Subsidiaries		Eliminations		Consolidated
Cash flows from operating activities:
Net loss	$(34,119)	$(9,700)		$ 9,700		$(34,119)
Noncash items	8,128	2,322		—		10,450
Equity in losses of subsidiaries	9,700	—		(9,700)		—
Changes in working capital	2,256	13,250		—		15,506

Net cash from operating activities	(14,035)	5,872		—		(8,163)

Cash flows from investing activities:
Purchases of property and equipment	(2,947)	(5,872)		—		(8,819)

Cash flows from financing activities:
Debt issue and other costs	(464)	—		—		(464)

Net change in cash	(17,446)	—		—		(17,446)
Cash, beginning of year	17,446	—		—		17,446

Cash, end of year	$—	$—		$ —		$—

19. QUARTERLY FINANCIAL DATA (UNAUDITED):

	Fiscal Year 2003 Quarters
	First	Second		Third		Fourth
	(in thousands, except per share data)
Net sales	$28,831	$37,394		$37,674		$46,366
Gross margin	(3,406)	(4,878)		(343)		(1,301)
Net loss	(8,986)	(17,587	)(1)	(3,610)		(4,330	)(3)
Net loss per common share	(0.70)	(1.36)		(0.28)		(0.34)

	Fiscal Year 2002 Quarters
	First	Second		Third		Fourth
	(in thousands, except per share data)
Net sales	$29,757	$35,415		$38,864		$38,098
Gross margin	(295)	(1,511)		(3,250)		(3,150)
Loss before income tax	(4,803)	(5,945)		(14,535)		(7,682)
Net loss	(4,803)	(5,945)		(22,217	)(2)	(7,682)
Net loss per common share	(0.37)	(0.46)		(1.72)		(0.60)

(1)	Includes an $8 million fixed asset impairment charge.

(2)	Includes a $6.6 million fixed asset impairment charge and a $7.7 million charge to establish a full valuation allowance against the Company’s remaining net deferred tax asset.

(3)	Includes a $2.2 million operating supplies inventory write-down.

BAYOU STEEL CORPORATION
(DEBTORS-IN-POSSESSION)

Report of Independent Auditors

To the Board of Directors and Stockholders
of Bayou Steel Corporation:

        We have audited the accompanying consolidated balance sheet of Bayou Steel Corporation (a Delaware corporation) as of September 30, 2003 and 2002, and the related consolidated statements of operations, cash flows, and changes in equity (deficit) for the two years in the period ended September 30, 2003 (fiscal 2003 and 2002). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of operations, cash flows, and changes in equity of Bayou Steel Corporation for the year ended September 30, 2001, were audited by other auditors who have ceased operations and whose report dated November 9, 2001 expressed an unqualified opinion on those statements.

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

        In our opinion, the fiscal 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bayou Steel Corporation as of September 30, 2003 and 2002 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code on January 22, 2003, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters, including the filing of a plan of reorganization on November 24, 2003 with the Bankruptcy Court is also described in Notes 1 and 3 to the accompanying financial statements. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent upon the Company’s ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Ernst & Young LLP

New Orleans, Louisiana December 19, 2003 41

BAYOU STEEL CORPORATION
(DEBTORS-IN-POSSESSION)

Report of Independent Public Accountants

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Bayou Steel Corporation’s Annual Report for the fiscal year ended September 30, 2001. This audit report has not been issued by Arthur Andersen LLP in connection with this Annual Report for the fiscal year ended September 30, 2003.

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

/s/ Arthur Andersen LLP

New Orleans, Louisiana November 9, 2001 42

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers

Directors

        The following table sets forth certain information as to the Company’s directors, as of October 31, 2003. Unless otherwise indicated, each of the directors has held the positions listed under his name for at least five years.

Name	Age	BSC Director Classification	Year First Elected Director	Principal Occupation and Other Information

Robert W. Singer	67	A	2002	Retired President and Chief Executive
				Officer of Keystone Consolidated
				Industries, Inc. in Dallas, TX (1)

Robert E. Heaton	73	A	2002	Retired Vice Chairman of the Stainless
				Steel Group of Lukens, Inc. in
				Coatsville, PA. (2)

Albert P. Lospinoso	67	B	1988	Retired Chairman, Chief Executive
				Officer, and President of RSR
				Corporation in Dallas, TX. (3)

Howard M. Meyers	61	B	1988	Chairman and Chief Executive
				Officer of the Company. (4)

Jerry M. Pitts	52	B	1994	President and Chief Operating
				Officer of the Company. (5)

(1)	Mr. Robert W. Singer was President and Chief Executive Officer of Keystone Consolidated Industries, Inc. from 1988 through October 2001. Currently he is CEO of IDS, Inc. and director of Columbian Mutual Life Insurance Company.

(2)	Mr. Robert E. Heaton was Vice Chairman of the Stainless Steel Group of Lukens, Inc. from April 1993 to April 1995. He was Chief Executive Officer and President of Washington Steel Corporation from April 1981 to April 1993. He is a director of Blonder Tongue Laboratories, Inc. and Wheeling-Pittsburgh Corporation.

43

(3)	Mr. Albert P. Lospinoso was Chairman of the Board, Chief Executive Officer, and President of RSR Corporation (“RSR”) a privately owned, nonferrous metals recycling, smelting, and refining company with offices in Dallas, Texas, and plants in Dallas, Texas; Middletown, New York; Indianapolis, Indiana; and City of Industry, California from June 1992 to June 1996. From June 1970 to June 1992 he was Executive Vice President of RSR. He served as a Director of RSR from 1970 to 1996. He has been a Director of Quexco Incorporated since 1984.

(4)	Mr. Howard M. Meyers has been Director, Chairman of the Board, and Chief Executive Officer of the Company since September 5, 1986, and was also President until September 21, 1994. Since 1984, he has also been Director, Chairman of the Board, Chief Executive Officer and President of Quexco Incorporated, a privately owned company.

(5)	Mr. Jerry M. Pitts was elected Director, President, and Chief Operating Officer on September 21, 1994. From 1991 to September 1994, he was Executive Vice President and Chief Operating Officer of the Company and prior to that he had served as Executive General Manager of the Company since 1987. From 1986 to 1987, he served the Company as General Manager of Operations; from 1984 to 1986, he was Superintendent of Melting Operations; and from 1980 to 1984, he was General Foreman of Melting. Mr. Pitts worked in various management capacities related to production and process engineering at U.S. Steel Corporation from 1974 to 1980.

Executive Officers

        The following table sets forth the name, age and position with Bayou Steel Corporation of each executive officer of the Company as of October 31, 2003. Unless otherwise indicated, each of the executive officers has held the positions under his name for at least five years.

Name	Age	Position with BSC

Howard M. Meyers	61	Chairman of the Board and Chief Executive Officer

Jerry M. Pitts	52	President and Chief Operating Officer

Richard J. Gonzalez	56	Vice President, Chief Financial Officer, Treasurer and Secretary

Timothy R. Postlewait	53	Vice President of Plant Operations

Rodger A. Malehorn (1)	61	Vice President of Procurement and Mississippi River Recycling

(1)	Rodger A. Malehorn was Vice President of Commercial Operations until October 12, 2002 when he was elected to his current position.

Item 11. Executive Compensation

Director’s Compensation

        The Company pays each non-employee director an annual retainer of $30,000, payable in quarterly installments, for serving as a director, plus $1,000 and expenses for each meeting of the Board of Directors that a director attends. Non-employee directors who serve on the Special Operating Committee, formed in the beginning of fiscal 2003, will receive an additional annual retainer of $24,000, payable in quarterly installments, plus $1,000 and expenses for each meeting of the Committee that a director attends and $350 for telephonic meeting. The Company does not compensate directors who are officers of the Company for services as directors. Mr. Meyers and Mr. Pitts are the only directors who are officers of the Company.

Executive Compensation

        The following table sets forth the compensation earned by the Company’s Chief Executive Officer and the four other most highly-compensated executive officers for the fiscal years 2001 through 2003.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards

Name and Principal Position	Year	Salary		Bonus	Stock Options (# of Shares)	All Other Compensation(2)

Howard M. Meyers	2003	$93,753	(1)	$0	0	$125
Chairman of the Board	2002	550,325		0	0	787
and Chief Executive Officer	2001	545,805		0	0	6,247

Jerry M. Pitts	2003	$368,500		$0	0	$15,884
President and Chief	2002	368,500		0	0	16,100
Operating Officer	2001	368,500		0	50,000	21,350

Timothy R. Postlewait	2003	$180,000		$0	0	$7,897
Vice President of	2002	180,000		0	0	8,954
Plant Operations	2001	180,000		0	25,000	13,064

Richard J. Gonzalez	2003	$180,000		$0	0	$7,972
Vice President,	2002	180,000		0	0	9,014
Chief Financial Officer,	2001	180,000		0	25,000	12,859
Treasurer & Secretary

Rodger A. Malehorn	2003	$165,000		$0	0	$7,372
Vice President of Procurement	2002	165,000		0	0	8,030
& Mississippi River Recycling	2001	165,000		0	25,000	11,485

(1)	Waived his salary effective December 1, 2002.

(2)	Includes amounts accrued or contributed by the Company under defined contribution plans. For fiscal 2003, the Company did not contribute to the 401(k) Savings Plan but accrued benefits under a SERP plan. For fiscal 2003, the Company’s accruals were $14,740 for Mr. Pitts, $7,200 for Mr. Postlewait, $7,200 for Mr. Gonzalez, and $6,600 for Mr. Malehorn. Also includes the dollar value of term life insurance premiums paid by the Company for the benefit of these officers.

Stock Option Exercises and Grants

        The following table provides certain information concerning each exercise of stock options during the fiscal year ended September 30, 2003 by each of the named executive officers, and the fiscal year-end value of unexercised options held by such persons, under the Company’s 1991 Stock Option Plan.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

				Number of Securities Underlying Unexercised Options at September 30, 2003	Value of Unexercised In-the-Money Options at September 30, 2003 (1)

Name	Shares Acquired on Exercise (#)		Value Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Howard M. Meyers	N/A	$	N/A	0	$ N/A

Jerry M. Pitts	0		0	116,000/54,000	0/0

Timothy R. Postlewait	0		0	52,000/23,000	0/0

Richard J. Gonzalez	0		0	52,000/23,000	0/0

Rodger A. Malehorn	0		0	52,000/23,000	0/0

(1)	At January 22, 2003, the closing sales price for the Company’s Class A Common Stock on the American Stock Exchange was $0.15. The Class A Common Stock was halted from trading on AMEX upon filing a voluntary petition for bankruptcy on January 22, 2003. Subsequently, AMEX delisted the Company. The Company’s Disclosure Statement and Plan of Reorganization, filed with the Bankruptcy Court on November 25, 2003, indicated the Company Stock would be canceled upon confirmation of a Plan of Reorganization by the Bankruptcy Court.

Employment Contract

        Pursuant to agreements between Mr. Howard M. Meyers and the Company, Mr. Meyers is entitled to an annual cash salary equal to the greater of (x) a base amount of $350,000 adjusted for increases in the consumer price index since December 1985 or (y) 2% of the Company’s pretax net income earned during the immediately preceding year (or 1% if Mr. Meyers is no longer both the Chairman and Chief Executive Officer of the Company with substantial day-to-day managerial responsibilities). Due to the distressed condition of the Company, Mr. Meyers waived his salary starting in December 2002.

Retirement Plan

        The following table specifies the estimated annual benefits upon retirement under the Bayou Steel Corporation Retirement Plan (the “Retirement Plan”) to eligible employees of the Company of various levels of average annual compensation and for the years of service classifications specified:

PENSION PLAN TABLE

	Years of Service

Average Annual Compensation	10	20	30	45

$ 20,000	$1,200	$2,400	$3,600	$3,600

50,000	3,528	7,056	10,583	10,583

100,000	9,028	18,056	27,083	27,083

150,000	14,528	29,056	43,583	43,583

200,000	20,028	40,056	60,083	60,083

250,000	20,028	40,056	60,083	60,083

300,000	20,028	40,056	60,083	60,083

600,000	20,028	40,056	60,083	60,083

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

        Annual retirement benefits are computed on a straight life annuity basis without deduction for Social Security or other benefits. The Internal Revenue Code limits the amount of annual compensation that may be counted for the purpose of calculating pension benefits, as well as the annual pension benefits that may be paid, under the Retirement Plan. For 2003, these amounts are $200,000 and $160,000, respectively.

        Earnings of the named executive officers, for purposes of calculating pension benefits, approximate the aggregate amounts shown in the Annual Compensation columns of the Summary Compensation Table; however, earnings for purposes of such calculation are subject to the $200,000 limitation discussed above.

        The years of credited service under the Retirement Plan as of October 1, 2003 for each of the five most highly compensated officers of the Company are: Howard M. Meyers, 17 years; Jerry M. Pitts, 22 years; Timothy R. Postlewait, 22 years; Richard J. Gonzalez, 20 years; and Rodger A. Malehorn, 19 years.

Item 12. Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

        On October 31, 2003, the Company had outstanding 10,619,380 shares of Class A Common Stock ($.01 par value), 2,271,127 shares of Class B Common Stock ($.01 par value), and 100 shares of Class C Common Stock ($.01 par value).

        The following table lists persons other than executive officers or directors of the Company who are known to the Company to own beneficially more than 5% of each class of its outstanding stock as of October 31, 2003. The information set forth below is based upon information furnished by the persons listed. Unless otherwise indicated, all shares shown as beneficially owned are held with sole voting and investment power.

		Beneficial Ownership

Name and Address of Beneficial Owner	Title of Class	Number of Shares	Percentage

Dimensional Fund Advisors Inc.(1)	A	674,350	6.35%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Bayou Steel Properties Limited (2)	B	2,271,127	100%
2777 Stemmons Freeway
Dallas, TX 75207

Voest-Alpine International Corporation	C	100	100%
501 Technology Drive Southpointe Industrial Park Canonsburg, PA 15317

(1)	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the Issuer described in this schedule that are owned by the Funds. All securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(2)	Bayou Steel Properties Limited (BSPL) owns 100% of the Class B Common Stock. The Class B Common Stock accounts for a maximum of 60% of the voting power of the Company. Mr. Howard M. Meyers, Chairman of the Board and Chief Executive Officer of the Company, controls BSPL’s voting power.

Stock Ownership of Directors and Executive Officers

        The following table sets forth ownership of shares of the Company by each director, by each executive officer named in the Executive Compensation Table and by all Directors and executive officers of the Company as a group.

	Common Stock

As of October 31, 2003	Class A			Class B

Name	Number of Shares Beneficially Owned	Percent Outstanding & Exercisable	Number of Shares Beneficially Owned	Percent Outstanding & Exercisable

Robert E. Heaton	0	0	0	0

Robert W. Singer	0	0	0	0

Albert P. Lospinoso (1)	10,000	0.09	0	0

Howard M. Meyers (1)	307,683	2.89	2,271,127	100

Jerry M. Pitts (2)	133,335	1.24	0	0

Richard J. Gonzalez (3)	66,486	0.62	0	0

Timothy R. Postlewait (3)	64,755	0.61	0	0

Rodger A. Malehorn (3)	62,733	0.59	0	0

All directors & executive officers as a group (4) (10 persons)	670,541	6.15	2,271,127	100

(1)	Includes 300,000 shares of Class A Common Stock owned by a limited partnership in which Mr. Meyers and his wife are the sole limited partners and of which the general partner is a corporation all of the stock of which is owned by Mr. Meyers. Through his control of the corporate general partner of the limited partnership, Mr. Meyers has sole voting and dispositive power over the 300,000 shares of Class A Common Stock. The limited partnership also owns 97.34% of the Common Stock of Bayou Steel Properties Limited (the “BSPL”), a Delaware corporation. Through his control of the corporate general partner of the limited partnership, Mr. Meyers controls BSPL’s voting power. Since BSPL owns 100% of the Company’s Class B Common Stock, Mr. Meyers has sole voting and dispositive control of the Class B Common Stock. The Class B Common Stock accounts for a maximum of 60% of the voting power of the Company. Therefore Mr. Meyers may be deemed to “control” the Company. Mr. Lospinoso is a minority stockholder of BSPL owning 0.76%, and Messrs. Lospinoso and Meyers are directors of BSPL.

(2)	Includes exercisable options for 116,000 shares of Class A Common Stock.

(3)	Includes exercisable options for 52,000 shares of Class A Common Stock for each of Messrs. Gonzalez, Postlewait, and Malehorn.

(4)	Includes exercisable options for 283,000 shares of Class A Common Stock held by executive officers.

Item 13. Certain Relationships and Related Transactions

        None

Item 14. Principal Accounting Fees and Services

        The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended September 30, 2003 and September 30, 2002, and fees billed for other services rendered by Ernst & Young LLP during those periods.

Year Ended September 30,	2003	2002

Audit Fees	$125,000	$88,371
Audit Related Fees (1)	35,000	30,000

Total	$160,000	$118,371

(1)	Audit Related Fees consist of assurance and related services that are reasonably related to the performance of the audit of the Company’s financial Statements. This category includes fees related to the audits of the Company’s benefit plans.

The Audit Committee has considered whether the provision of services to the Company, other than audit services, is compatible with maintaining Ernst & Young LLP’s independence from the Company.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

        The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissable non-audit services provided by the independent auditor. Requests for approval are generally submitted at a meeting of the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Page
(a) (1) Financial Statements
Consolidated Financial Statements:
Balance Sheets at September 30, 2003 and 2002	21
Statements of Operations for each of the three years in the period ended
September 30, 2003	22
Statements of Cash Flows for each of the three years in the period ended
September 30, 2003	23
Statements of Changes in Stockholders’ Equity for the three years in the period ended
September 30, 2003	24
Notes to Financial Statements	25
Report of Independent Auditors Ernst & Young LLP	41
Report of Independent Auditors Arthur Andersen LLP	42

(2) Financial Statement Schedules
Schedule II Valuation and Qualifying Accounts for the three years
in the period ended September 30, 2003	52
Report of Independent Auditors Relating to Schedule Ernst & Young LLP	53
Report of Independent Auditors Relating to Schedule Arthur Andersen LLP	54

        Schedules not listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements submitted.

(3)	Exhibits

Number	Exhibit
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1996).

3.2	Amended Restated By-laws of the Company (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

4.1	Specimen Certificate for Class A Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-10745)).

4.2	Indenture (including form of First Mortgage Note and Subsidiary Guarantee between each recourse subsidiary of the Company and the Trustee), dated May 22, 1998, between the Company, Bayou Steel Corporation (Tennessee) (“BSCT”), River Road Realty Corporation (“RRRC”) and Bank One (formerly First National Bank of Commerce), as trustee (the “Trustee”) (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.3	Mortgage and Collateral Assignment of Leases granted by the Company and RRRC to the Trustee, dated as of May 22, 1998 (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.4	Security Agreement, dated May 22, 1998, between the Company and the Trustee (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.5	Security Agreement, dated May 22, 1998, between RRRC and the Trustee (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.6	Intercreditor Agreement, dated as of May 22, 1998, between the Trustee and The Chase Manhattan Bank, as agent under the Amended and Restated Credit Agreement (incorporated by reference to Registration Statement on Form S-4 (No. 333-58263)).

4.7	Debtor-In-Possession Loan and Security Agreement by and among Congress Financial Corporation as Lender and Bayou Steel Corporation and Bayou Steel Corporation (Tennessee) as Debtors-In-Possession and Borrower dated February 28, 2003.

4.8	Security Agreement dated as of June 28, 1989, as amended and restated through May 22, 1998, among the Company, the lenders named in the Credit Agreement, and The Chase Manhattan Bank, as agent.

4.9	Stock Purchase Agreement dated August 28, 1986, between BSAC and the purchasers of the Company’s Class A Common Stock and Preferred Stock (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).

4.10	Stock Purchase Agreement dated August 28, 1986, between BSAC and RSR, the sole purchaser of the Company’s Class B Common Stock (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-22603)).

4.11	Stock Purchase Agreement dated August 28, 1986, between BSAC and Allen & Company, Incorporated (incorporated herein by reference to Registration Statement on Form S-1 (No. 33-22603)).

4.12	Subsidiary Guarantee, dated as of May 22, 1998, between BSCT, RRRC and The Chase Manhattan Bank (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (No. 33-22603)).

10.1	Employment Letter dated July 26, 1988, between Howard M. Meyers and the Company (incorporated herein by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-10745)).

10.2	Warehouse (Stocking Location) Leases.

(i)	Restated lease agreement dated October 15, 1998 between the Company and Leetsdale Industrial II, Leetsdale, Pennsylvania, and the First Amendment thereto dated October 15, 1998.

(ii)	Catoosa, Oklahoma (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989).

10.3	Incentive Compensation Plan for Key Employees dated March 3, 1988 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1991).

10.4	1991 Employees’ Stock Option Plan dated April 18, 1991 with technical amendments (incorporated herein by reference to Post-Effective Amendment No. 4 to Registration Statement on Form S-1 (No. 33-10745)).

10.5	Pension Plan for Bargained Employees and the Employees Retirement Plan (incorporated herein by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-1 (No. 33-10745)).

10.6	Labor Agreement between the Company and the United Steelworkers of America AFL-CIO-CIC, dated October 18, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (No. 33-22603)).

10.7	Labor Agreement between BSCT and the United Steelworkers of America AFL-CIO, dated May 17, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (No. 33-22603)).

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Howard M. Myers pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard J. Gonzalez pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard M. Myers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard J. Gonzalez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports were filed on Form 8-K by the Registrant during the fourth quarter of fiscal year 2003.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

Description	Balance at Beginning of Period	Additions Charged to Expenses	Other(1)	Balance at end of Period
September 30, 2003
Allowance for doubtful accounts	$533,897	$56,607	$241,176	$831,680

Provision for plant turnaround	$2,944,583	$1,634,460	$(2,764,933)	$1,814,110

September 30, 2002
Allowance for doubtful accounts	$985,264	$149,499	$(600,866)	$533,897

Provision for plant turnaround	$1,807,343	$2,567,556	$(1,430,316)	$2,944,583

September 30, 2001
Allowance for doubtful accounts	$521,619	$463,645	$—	$985,264

Provision for plant turnaround	$295,206	$2,596,319	$(1,084,182)	$1,807,343

(1)	(Write-offs)/recoveries of uncollectible accounts receivable. Decreases to the provision for plant turnaround representing actual spending.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Bayou Steel Corporation

        We have audited the consolidated financial statements of Bayou Steel Corporation as of September 30, 2003 and 2002 for the years then ended (fiscal 2003 and 2002) included in the Company’s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 19, 2003. Our audit also included the accompanying schedule of valuation and qualifying accounts (financial statement schedule) for the years ended September 30, 2003 and 2002. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. The Company’s consolidated financial statements and related schedule of valuation and qualifying accounts for the year ended September 30, 2001 (fiscal 2001) were audited by other auditors who have ceased operations and whose report dated November 9, 2001 indicated that such schedule for fiscal 2001 fairly stated, in all material respects, the financial data required to be set forth therein in relation to the Company’s basic consolidated financial statements taken as a whole.

        In our opinion, the fiscal 2003 and 2002 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. The fiscal 2003 and 2002 financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty regarding the Company’s ability to continue as a going concern.

Ernst & Young LLP

New Orleans, Louisiana December 19, 2003 53

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Bayou Steel Corporation’s Report on Form 10-K for the fiscal year ended September 30, 2001. This audit report has not been issued by Arthur Andersen LLP in connection with this Report on Form 10-K for the fiscal year ended September 30, 2003.

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

/s/ Arthur Andersen LLP

New Orleans, Louisiana November 9, 2001 54

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

Signature	Title	Date
/S/ HOWARD M. MEYERS —————————————— Howard M. Meyers	Chairman of the Board, Chief Executive Officer and Director	January 13, 2004

/S/ JERRY M. PITTS —————————————— Jerry M. Pitts	President, Chief Operating Officer and Director	January 13, 2004

/S/ RICHARD J. GONZALEZ —————————————— Richard J. Gonzalez	Vice President, Chief Financial Officer, Treasurer and Secretary	January 13, 2004

/S/ ALBERT P. LOSPINOSO —————————————— Albert P. Lospinoso	Director	January 13, 2004

/S/ ROBERT E. HEATON —————————————— Robert E. Heaton	Director	January 13, 2004

/S/ ROBERT W. SINGER —————————————— Robert W. Singer	Director	January 13, 2004

55

BAYOU STEEL CORPORATION
Stockholder Information

CORPORATE DATA

Corporate Headquarters
Bayou Steel Corporation
138 Highway 3217
LaPlace, Louisiana 70068
(985) 652-4900

Mailing Address
Bayou Steel Corporation
P.O. Box 5000
LaPlace, Louisiana 70069-1156

Transfer Agent and Registrar
Class A Common Stock
American Stock Transfer & Trust Company
59 Maiden Lane
New York, NY 10038
(800) 937-5449

Trustee
9½% First Mortgage Notes due 2008
Bank One Trust Company, NA
Corporate Trust Administration
Bank One Center, 27th Floor
201 St. Charles Avenue
New Orleans, Louisiana 70170
(504) 623-1995

Independent Auditors
Ernst & Young LLP
3900 One Shell Square
701 Poydras Street
New Orleans, Louisiana 70139
(504) 581-4200

Stock Listing
OTC — Pink Sheets
Trading Symbol-BAYUA

INVESTOR INFORMATION

Investor information is available upon request by writing or calling:

Bayou Steel Corporation
Vice President, Chief Financial Officer,
Treasurer and Secretary
P.O. Box 5000
LaPlace, Louisiana 70069-1156
(985) 652-4900
E-Mail Address: fna@bayousteel.com
WebPage: http://www.bayousteel.com

BOARD OF DIRECTORS

Howard M. Meyers
Chairman and Chief Executive Officer
Bayou Steel Corporation

Albert P. Lospinoso
Retired Chairman, CEO, and President
of RSR Corporation

Robert E. Heaton
Retired Vice Chairman of the Stainless
Steel Group of Lukens, Inc.

Robert W. Singer
Retired President and Chief Executive Officer
of Keystone Consolidated Industries, Inc.

Jerry M. Pitts
President and Chief Operating Officer
Bayou Steel Corporation

CORPORATE OFFICERS

Howard M. Meyers
Chairman and Chief Executive Officer

Jerry M. Pitts
President and Chief Operating Officer

Richard J. Gonzalez
Vice President, Chief Financial Officer,
Treasurer, and Secretary

Timothy R. Postlewait
Vice President of Plant Operations

Rodger A. Malehorn
Vice President of Procurement and
Mississippi River Recycling

Charles J. Theaux, Jr.
Senior Vice President of Sales and
Customer Service

Robert A. Pulliam
Vice President of Human and
Technical Resources

James E. Howe
Vice President of Sales