Form 10-Q
period 2003-12-31
BAYOU STEEL CORP
filed 2004-02-17
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

                 Class                   Shares Outstanding at December 31, 2003
------------------------------------     ---------------------------------------

Class A Common Stock, $.01 par value                      10,619,380
Class B Common Stock, $.01 par value                       2,271,127
Class C Common Stock, $.01 par value                             100
                                                          ----------
                                                          12,890,607

                             BAYOU STEEL CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets -- December 31, 2003 and
                  September 30, 2003                                           3

                 Consolidated Statements of  Operations -- Three
                  Months Ended December 31, 2003 and 2002                      5

                 Consolidated Statements of Cash Flows -- Three Months
                  Ended December 31, 2003 and 2002                             6

                 Notes to Consolidated Financial  Statements                   7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         14

                 Liquidity, Financing Matters, and Bankruptcy Proceedings     14

                 Results of Operations                                        15

                 Liquidity and Capital Resources                              17

                 Other Comments                                               18

         Item 4. Controls and Procedures                                      19

                 Changes in Internal Controls                                 20

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            20

         Item 3. Defaults Upon Senior Securities                              20

         Item 5. Other Information                                            20

         Item 6. Exhibits and Reports on Form 8-K                             20

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                          (Unaudited)           (Audited)
                                                                          December 31,        September 30,
                                                                              2003                 2003
                                                                         -------------        -------------
CURRENT ASSETS:
   Cash ..........................................................       $     101,890        $     178,170
   Receivables, net of allowance for doubtful accounts ...........          26,615,031           21,137,404
   Inventories ...................................................          47,164,832           50,228,969
   Prepaid expenses ..............................................           2,005,488            1,565,543
                                                                         -------------        -------------

         Total current assets ....................................          75,887,241           73,110,086
                                                                         -------------        -------------

PROPERTY, PLANT AND EQUIPMENT:

   Land ..........................................................           3,427,260            3,427,260
   Machinery and equipment .......................................         143,820,270          143,552,406
   Plant and office building .....................................          25,739,705           25,739,705
                                                                         -------------        -------------
                                                                           172,987,235          172,719,371
   Less-Accumulated depreciation .................................         (90,891,818)         (88,782,842)
                                                                         -------------        -------------

         Net property, plant and equipment .......................          82,095,417           83,936,529
                                                                         -------------        -------------

OTHER ASSETS .....................................................           1,610,460            1,918,971
                                                                         -------------        -------------

         Total assets ............................................       $ 159,593,118        $ 158,965,586
                                                                         =============        =============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   (Unaudited)       (Audited)
                                                                                   December 31,    September 30,
                                                                                       2003             2003
                                                                                  -------------    -------------
CURRENT LIABILITIES:
Post petition liabilities:
   Accounts payable .....................................................         $   7,774,741    $   6,505,980
   Accrued plant turnaround costs .......................................             1,616,603        1,814,110
   Other accrued liabilities ............................................             6,320,194        7,672,254
   Debtor-in-possession financing .......................................            19,851,686       18,328,228
                                                                                  -------------    -------------

Total current liabilities ...............................................            35,563,224       34,320,572
                                                                                  -------------    -------------

PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE ..........................           138,331,532      138,312,386
                                                                                  -------------    -------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS' EQUITY(DEFICIT):

   Common stock, $.01 par value -
   Class A: 24,271,127 authorized and
            10,619,380 outstanding shares ...............................               106,194          106,194
   Class B:  4,302,347 authorized and
             2,271,127 outstanding shares ...............................                22,711           22,711
   Class C:        100 authorized and outstanding shares ................                     1                1
                                                                                  -------------    -------------

        Total common stock ..............................................               128,906          128,906

   Paid-in capital ......................................................            46,045,224       46,045,224
   Retained earnings (accumulated deficit) ..............................           (59,918,432)     (59,363,569)
   Accumulated other comprehensive income (loss) ........................              (557,336)        (477,933)
                                                                                  -------------    -------------

        Total common stockholders' equity (deficit) .....................           (14,301,638)     (13,667,372)
                                                                                  -------------    -------------

        Total liabilities and common stockholders' equity (deficit) .....         $ 159,593,118    $ 158,965,586
                                                                                  =============    =============

  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended
                                                                 December 31,
                                                            2003               2002
                                                        ------------       ------------
NET SALES .........................................     $ 51,693,892       $ 28,830,694

COST OF SALES .....................................       49,416,207         32,236,269
                                                        ------------       ------------

GROSS MARGIN ......................................        2,277,685         (3,405,575)

SELLING, GENERAL AND ADMINISTRATIVE ...............        1,781,910          1,713,033

REORGANIZATION EXPENSE ............................          921,771            948,819
                                                        ------------       ------------

OPERATING LOSS ....................................         (425,996)        (6,067,427)
                                                        ------------       ------------

OTHER INCOME (EXPENSE):
 Interest expense .................................         (243,314)        (3,018,668)
 Miscellaneous ....................................          114,447            100,063
                                                        ------------       ------------

                                                            (128,867)        (2,918,605)
                                                        ------------       ------------

NET LOSS ..........................................     $   (554,863)      $ (8,986,032)
                                                        ============       ============

Weighted average basic and diluted
    common shares outstanding .....................       12,890,607         12,890,607

Net loss per basic and diluted common share .......     $       (.04)      $       (.70)
                                                        ============       ============

  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          December 31,
                                                                     2003              2002
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .................................................    $   (554,863)     $ (8,986,032)
   Depreciation .............................................       2,157,569         1,926,278
   Amortization .............................................         233,738           115,251
   Provision for losses on accounts receivable ..............          53,384            30,537
   Gain on sale of investments ..............................        (156,629)               --
   Reorganization expenses ..................................         921,771           948,819
   Changes in working capital:
      (Increase) decrease in receivables ....................      (5,531,011)        3,952,134
      Decrease (increase) in inventories ....................       3,064,137        (2,028,663)
      (Increase) in prepaid expenses and other assets .......        (539,945)       (1,001,995)
      Increase (decrease) in accounts payable ...............       1,259,347        (3,730,992)
      (Decrease) increase in interest payable
       and accrued liabilities ..............................      (1,549,567)          123,501
                                                                 ------------      ------------
         Net cash used in operations excluding
         reorganization expenses ............................        (642,069)       (8,651,162)

NET CASH USED FOR REORGANIZATION
   EXPENSES .................................................        (921,771)         (948,819)
                                                                 ------------      ------------
   Net cash used in operations ..............................      (1,563,840)       (9,599,981)
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ...............        (316,457)         (652,739)
   Proceeds from sale of investments ........................         280,559                --
                                                                 ------------      ------------
      Net cash used in investing activities .................         (35,898)         (652,739)
                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under debtor-in-possession
      financing facility ....................................       1,523,458                --
   Net borrowings under line of credit ......................              --        11,175,222
                                                                 ------------      ------------
         Net cash provided by
              financing activities ..........................       1,523,458        11,175,222
                                                                 ------------      ------------

NET (DECREASE) INCREASE IN CASH .............................         (76,280)          922,502
CASH, beginning balance .....................................         178,170            57,290
                                                                 ------------      ------------
CASH, ending balance ........................................    $    101,890      $    979,792
                                                                 ============      ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid during the period for:
      Interest ..............................................    $         --      $         --

  The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)

1)    NATURE OF OPERATIONS AND BANKRUPTCY PROCEEDING

      Bayou Steel Corporation (the "Company") owns and operates a steel minimill and a stocking warehouse on the Mississippi River in LaPlace, Louisiana (the "Louisiana Facility"), a rolling mill with warehousing facilities in Harriman, TN (the "Tennessee Facility") and three additional stocking locations accessible to both production facilities through the Inland Waterway system The Company produces light structural steel and merchant bar products for distribution to steel service centers and original equipment manufacturers/fabricators located throughout the United States, with export shipments of approximately 6% to Canada and Mexico.

      On January 22, 2003, the Company and its subsidiaries, Bayou Steel Corporation (Tennessee) and River Road Realty Corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in United States Bankruptcy Court, Northern District of Texas (the "Bankruptcy Court"), Case No. 03-30816 BJH (the "Petition Date"). As debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remained in possession of its properties and assets, and management continued to operate the business. The Company attributed the need to reorganize to market conditions in the U.S. steel industry resulting from significant pressure from imported steel products, low product pricing, and high energy costs. These factors, coupled with the effects of a slow down in the United States economy, have adversely affected the Company over the past several years. The Bankruptcy Court confirmed the Second Amended and Restated Plan of Reorganization of the Company and its subsidiaries on February 6, 2004 (the "Plan"). The Company anticipates that the Plan will be effective on or shortly after February 18, 2004 (the "Effective Date").

2)    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"); however, see Note 4 regarding the status of an independent auditor's review. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, all adjustments, which, in the opinion of management, are necessary for fair presentation have been included except adjustments related to inventory. The inventory valuations as of December 31, 2003 are based on last-in, first-out ("LIFO") estimates of year-end levels and prices. The actual LIFO inventories will not be known until year-end quantities and indices are determined. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC as of and for the year ended September 30, 2003.

      The accompanying consolidated financial statements include the accounts of Bayou Steel Corporation and its wholly-owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. The results for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2004.

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statements have been prepared on the basis that the Company will continue as a going concern and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses, negative cash flow from operations, and the Chapter 11 case raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to achieve profitable operations after confirmation, and (ii) the Company's ability to generate sufficient cash from operations to meet its obligations. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The financial statements are prepared in accordance with the American Institute of Certified Public Accountant's (the "AICPA") Statement of Position
(SOP) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities (see Note 7). All liabilities arising before January 22, 2003 are subject to compromise. In addition, in accordance with the Bankruptcy Code, the Company discontinued accruing interest on the 9.5% first mortgage notes (the "Notes") as of the Petition Date as this debt is subject to compromise. The debtor-in-possession financing ("DIP Financing") is a post-petition liability and, therefore, not subject to compromise. The financial statements do not reflect the effect of any changes in the Company's capital structure as a result of the approved plan of reorganization or adjustments to the carrying value of assets or liability amounts that will be necessary as a result of actions by the Bankruptcy Court. The Company will adopt "Fresh Start Reporting" as required by the AICPA's SOP 90-7 on the Effective Date of the reorganization. The Company will then allocate the reorganization value to its assets and liabilities in relation to their fair value. Accordingly, the carrying values of assets and liabilities on the Effective Date of reorganization are expected to materially differ from the amounts shown as of December 31, 2003.

3)    THE PLAN OF REORGANIZATION

      On the Effective Date of the Plan, the Company will liquidate, over a year, unsecured trade claims at 9% to 10%, possibly higher under certain circumstances, of their face value. The existing holders of the Notes will receive a $30 million Secured Note and 2 million shares of new common stock of the Company. The existing common stock will be extinguished and the holders of the stock will not receive or retain any property under the Plan. The new $30 million note will be secured by the Louisiana plant. The principal will be due in 2011, and interest paid semi-annually at 9% per year. The Debtor-in-Possession (DIP) credit facility will be replaced with a new credit facility. Since the number of new shareholders will be less than 300, the Company may elect to be a non-reporting Company under the Securities Exchange Act of 1934.

4)    INDEPENDENT AUDITOR'S REVIEW STATUS

      Currently the Company has no independent auditor approved or engaged to review its interim financial statements primarily due to administrative constraints imposed by the current status of bankruptcy reorganization proceedings. Upon the Company emerging from bankruptcy, its new Board of Directors will appoint an independent auditor. As a consequence, the appointment will not be in time to engage such auditor to perform the required review of the Company's December 31, 2003 interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements and notes thereto were not subject to such independent auditor review procedures.

5)    INVENTORIES

      Inventories consist of the following:                            (Unaudited)          (Audited)
                                                                       December 31,       September 30,
                                                                           2003                2003
                                                                      -------------       -------------
      Steel scrap .........................................           $   2,570,302       $   2,116,988
      Billets .............................................               7,647,088           6,444,396
      Finished product ....................................              32,253,210          34,833,154
      LIFO adjustments ....................................              (4,010,986)         (1,224,545)
                                                                      -------------       -------------
                                                                         38,459,614          42,169,993
      Operating supplies ..................................               8,705,218           8,058,976
                                                                      -------------       -------------
                                                                      $  47,164,832       $  50,228,969
                                                                      =============       =============

      As of December 31, 2003 and September 30, 2003, $2.2 million in lower of LIFO cost or market reserves are included as reductions of finished product inventory.

6)    REORGANIZATION EXPENSES

      Reorganization expenses are expenses incurred by the Company as a result of its decision to restructure its debt prior to Petition Date and to reorganize under Chapter 11 of the Bankruptcy Code. The following summarizes the reorganization expenses provided by the Company during the quarter ended December 31, 2003 and 2002 respectively.

                                                                       (Unaudited)          (Unaudited)
                                                                         Quarter Ended December 31,
                                                                           2003                2002
                                                                      -------------       -------------
      Professional and other fees .........................           $     735,381       $     737,714
      Other ...............................................                 186,390             211,105
                                                                      -------------       -------------
                                                                      $     921,771       $     948,819
                                                                      =============       =============

7)    PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE

      The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below will be subject to future adjustments on February 18, 2004 when the Company emerges from bankruptcy. Under the plan of reorganization, all pre-petition claims subject to compromise will be paid and discharged at amounts substantially less than their allowed amounts (see Note 3). These liabilities have been reclassified as noncurrent because of the automatic stay provision of the Chapter 11 proceeding.

      On a consolidated basis, recorded pre-petition liabilities subject to compromise under Chapter 11 Proceedings, consisted of the following:

                                                                       (Unaudited)          (Audited)
                                                                       December 31,       September 30,
                                                                           2003                2003
                                                                      -------------       -------------
      First Mortgage Notes ................................           $ 119,498,613       $ 119,470,053
      Accounts Payable ....................................              11,018,403          11,027,817
      Accrued interest on First Mortgage Notes ............               7,814,516           7,814,516
                                                                      -------------       -------------
          Total liabilities subject to compromise .........           $ 138,331,532         138,312,386
                                                                      =============       =============

      As a result of the bankruptcy filing, principal and interest payments were not made on pre-petition under- secured debt. The total interest on the pre-petition under-secured first mortgage notes (See Footnote 8) that was not charged to earnings for the period from January 23, 2003 to December 31, 2003, was approximately $10.6 million. Such interest is not being accrued as the Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to pre-petition unsecured or under-secured claims.

8)    LONG-TERM DEBT

      The Notes are presented in the accompanying balance sheets net of the original discount of $1,142,400 which is being amortized over the life of the Notes. As of December 31, 2003 and September 30, 2003, the Notes, net of the unamortized original issue discount of $501,387 and $529,947 respectively, are reported in the accompanying consolidated balance sheets as a non-current liability and the Company continues to carry the unamortized debt issue cost of $1.4 million as a non-current asset. The principal and accrued interest up to the Petition Date are included in pre- petition liabilities subject to compromise. On the effective date of the Plan, certain adjustments to the presentation and carrying values of the Company's debt and related discounts and/or issue costs will be required (See Note 3). The fair value of the Notes on December 31, 2003 and September 30, 2003 was uncertain. The notes are secured by a first priority lien, subject to certain exceptions, on existing real property, plant and equipment, and most additions or improvements at the Louisiana Facility.

9)    DEBTORS-IN-POSSESSION FINANCING AND EXIT FINANCING

      On February 28, 2003, the Bankruptcy Court approved the Debtor-In-Possession Financing Agreement ("DIP Agreement") between the Company and the existing lenders on its credit facility. The DIP Agreement, which is a $45 million credit facility and has a twelve month term, is secured by inventory, receivables, and certain fixed assets previously unencumbered by other debt agreements, bears interest at prime plus 1% or LIBOR plus 3%. Based on the borrowing base criteria, as defined, approximately $20.0 million is available as of December 31, 2003; however, the Company is required to maintain a minimum liquidity reserve of $7.5 million. This minimum effectively reduces additional availability for borrowing to $12.5 million. The DIP Agreement required, among other things, the Company to meet certain cash operating performance measures based on the Company's weekly budget for a 13 week period ending which ended April 26, 2003. The Company was in compliance throughout the period. There are no other financial performance covenants. The maximum amount outstanding under the DIP Agreement during the three-month period ended December 31, 2003 was $22.3 million. The average borrowings were $20.2 million and the weighted average interest rate was 4.82%.

      The DIP Agreement expires February 18, 2004. The current lender has indicated that it would extend the term if the Plan is not effective on that date. The Company has executed a commitment letter with a new lender. The proposed loan agreement was submitted to the Bankruptcy Court on February 5, 2004. The Company anticipates closing on February 18, 2004. The new proposed agreement is a $45 million credit facility and has a three year term. It is secured by inventory, receivables, and certain fixed assets (excluding the Louisiana plant) and bears interest at prime plus 0.5% or LIBOR plus 2.5% adjusted periodically based on availability. Based on the borrowing base criteria, as defined, approximately $24 million would be available on the effective date before transactions contemplated by the Plan. The Company will need to maintain a minimum availability of $5 million at all times. The other maintenance covenant is a limitation on capital expenditures. This is the same covenant as in the new Indenture under which the new $30 million secured notes will be issued upon the effective date.

10)   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      Bayou Steel Corporation (Tennessee) and River Road Realty Corporation (collectively the "guarantor subsidiaries"), which are wholly-owned by and which comprise all of the direct and indirect subsidiaries of the Company, fully and unconditionally guarantee the Notes on a joint and several basis. The Indenture provides certain restrictions on the ability of the guarantor subsidiaries to make distributions to the Company. Upon the Effective Date, the guarantor subsidiaries will merge into the Company. The following are condensed consolidating balance sheets as of December 31, 2003 and September 30, 2003 and condensed consolidating statements of operations for the three months ending December 31, 2003 and 2002 and condensed consolidating statements of cash flows for the three months ended December 31, 2003 and 2002 (in thousands).

Condensed Balance Sheets                                                   December 31, 2003 (Unaudited)
                                                           ------------------------------------------------------------
                                                                           Guarantor
                                                             Parent       Subsidiaries      Eliminations   Consolidated
                                                           ---------      ------------      ------------   ------------
Current assets .................................           $ 102,876        $  14,156        $ (41,145)      $  75,887
Property and equipment, net ....................              70,505           11,591               --          82,096
Other noncurrent assets ........................             (17,453)             127           18,936           1,610
                                                           ---------        ---------        ---------       ---------
   Total assets ................................           $ 155,928        $  25,874        $ (22,209)      $ 159,593
                                                           =========        =========        =========       =========

Current liabilities ............................           $  33,776        $  42,932        $ (41,145)      $  35,563
Pre-Petition liabilities .......................             136,454            1,878               --         138,332
Equity deficit .................................             (14,302)         (18,936)          18,936         (14,302)
                                                           ---------        ---------        ---------       ---------
   Total liabilities and equity ................           $ 155,928        $  25,874        $ (22,209)      $ 159,593
                                                           =========        =========        =========       =========

                                                                             September 30, 2003 (Audited)
                                                           ------------------------------------------------------------
                                                                           Guarantor
                                                             Parent       Subsidiaries      Eliminations   Consolidated
                                                           ---------      ------------      ------------   ------------
Current assets .................................           $ 100,567        $  15,023        $ (42,480)      $  73,110
Property and equipment, net ....................              72,226           11,711               --          83,937
Other noncurrent assets ........................             (17,318)             144           19,093           1,919
                                                           ---------        ---------        ---------       ---------
   Total assets ................................           $ 155,475        $  26,878        $ (23,387)      $ 158,966
                                                           =========        =========        =========       =========

Current liabilities ............................           $  32,708        $  44,093        $ (42,480)      $  34,321
Pre-Petition liabilities .......................             136,434            1,878               --         138,312
Equity (deficit) ...............................             (13,667)         (19,093)          19,093         (13,667)
                                                           ---------        ---------        ---------       ---------
   Total liabilities and equity ................           $ 155,475        $  26,878        $ (23,387)      $ 158,966
                                                           =========        =========        =========       =========

Condensed Statements of Operations                                Three Months Ended December 31, 2003 (Unaudited)
                                                           ------------------------------------------------------------
                                                                           Guarantor
                                                             Parent       Subsidiaries      Eliminations   Consolidated
                                                           ---------      ------------      ------------   ------------
Net sales ......................................           $  46,750        $  13,437        $  (8,493)      $  51,694
Cost of sales and administrative expense .......             (46,424)         (13,267)           8,493         (51,198)
Reorganization expenses ........................                (922)              --               --            (922)
                                                           ---------        ---------        ---------       ---------
   Operating loss ..............................                (596)             172               --            (426)
Interest and other income (expense) ............                  41              (14)            (156)           (129)
                                                           ---------        ---------        ---------       ---------
   Net loss ....................................           $    (555)       $     156        $    (156)      $    (555)
                                                           =========        =========        =========       =========

                                                                  Three Months Ended December 31, 2002 (Unaudited)
                                                           ------------------------------------------------------------
                                                                           Guarantor
                                                             Parent       Subsidiaries      Eliminations   Consolidated
                                                           ---------      ------------      ------------   ------------
Net sales ......................................           $  27,690        $   5,575        $  (4,434)      $  28,831
Cost of sales and administrative expense .......             (31,671)          (6,712)           4,434         (33,949)
Reorganization expenses ........................                (949)              --               --            (949)
                                                           ---------        ---------        ---------       ---------
   Operating loss ..............................              (4,930)          (1,137)              --          (6,067)
Interest and other income (expense) ............              (4,056)            (243)           1,380          (2,919)
                                                           ---------        ---------        ---------       ---------
   Net loss ....................................           $  (8,986)       $  (1,380)       $   1,380       $  (8,986)
                                                           =========        =========        =========       =========

Condensed Statements of Cash Flows                                          Three Months Ended December 31, 2003 (Unaudited)
                                                                      ------------------------------------------------------------
                                                                                       Guarantor
                                                                        Parent        Subsidiaries     Eliminations   Consolidated
                                                                      ----------      ------------     ------------   ------------
Cash flows from operating activities:
   Net loss ....................................................      $     (555)      $      156       $     (156)    $     (555)
   Noncash items ...............................................           3,020              190               --          3,210
   Equity in losses of subsidiaries ............................            (156)              --              156             --
   Changes in working capital ..................................          (2,990)            (307)              --         (3,297)
                                                                      ----------       ----------       ----------     ----------
   Net cash used in operations excluding
     reorganization expenses ...................................            (681)              39               --           (642)

Net cash used for reorganization expenses: .....................      $     (921)      $       --       $       --     $     (921)
                                                                      ----------       ----------       ----------     ----------
   Net cash used in operations .................................          (1,602)              39               --         (1,563)
                                                                      ----------       ----------       ----------     ----------

Cash flows from investing activities:
   Purchases of property and equipment .........................            (277)             (39)              --           (316)
   Proceeds from sale of investments ...........................             280               --               --            280
                                                                      ----------       ----------       ----------     ----------
     Net cash used in investing activities .....................               3              (39)              --            (36)
                                                                      ----------       ----------       ----------     ----------

Cash flows from financing activities:
   Net borrowing on DIP Financing ..............................           1,523               --               --          1,523
                                                                      ----------       ----------       ----------     ----------
     Net cash provided from financing
      activities ...............................................           1,523               --               --          1,523
                                                                      ----------       ----------       ----------     ----------

   Net change in cash ..........................................             (76)              --               --            (76)
Cash, beginning of period ......................................             178               --               --            178
                                                                      ----------       ----------       ----------     ----------
Cash, end of period ............................................      $      102       $       --       $       --     $      102
                                                                      ==========       ==========       ==========     ==========

                                                                             Three Months Ended December 31, 2002 (Unaudited)
                                                                      ------------------------------------------------------------
                                                                                       Guarantor
                                                                        Parent        Subsidiaries     Eliminations   Consolidated
                                                                      ----------      ------------     ------------   ------------
Cash flows from operating activities:
   Net loss ....................................................      $   (8,986)      $   (1,380)      $    1,380     $   (8,986)
   Noncash items ...............................................           2,799              222               --          3,021
   Equity in losses of subsidiaries ............................           1,380               --           (1,380)            --
   Changes in working capital ..................................          (3,844)           1,158               --         (2,686)
                                                                      ----------       ----------       ----------     ----------
   Net cash used in operations excluding
      reorganization expenses: .................................          (8,651)              --               --         (8,651)

   Net cash used for reorganization expenses: ..................            (949)              --               --           (949)
                                                                      ----------       ----------       ----------     ----------
     Net cash used in operations ...............................          (9,600)              --               --         (9,600)
                                                                      ----------       ----------       ----------     ----------

Cash flows from investing activities:
   Purchases of property and equipment .........................            (652)              --               --           (652)
                                                                      ----------       ----------       ----------     ----------

Cash flows from financing activities:
   Net borrowings under line of credit .........................          11,175               --               --         11,175
                                                                      ----------       ----------       ----------     ----------

   Net change in cash ..........................................             923               --               --            923
Cash, beginning of period ......................................              57               --               --             57
                                                                      ----------       ----------       ----------     ----------
Cash, end of period ............................................      $      980       $       --       $       --     $      980
                                                                      ==========       ==========       ==========     ==========

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

      Unless modified by the Bankruptcy Court, pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code, most pre-petition litigation against the Company is currently stayed. Upon the Effective Date of the Plan, the stay will be lifted.

      As of December 31, 2003, the Company has entered into forward price commitments totaling $1.1 million for approximately 55% of the natural gas it expects to utilize in its production over the next three months. Although the Company intends to fulfill its commitments under the agreements, a trading market does exist for such commitments.

12)   EARNINGS PER SHARE

      The Company maintains an incentive stock award plan for certain key employees under which there are outstanding stock options to purchase 185,000, 165,000, 75,000, and 89,000 shares of its Class A Common Stock at exercise prices of $0.80, $3.25, $4.75, and $4.375 per share, respectively. Upon the effective date of the Plan, these stock options will be canceled. The Plan provides for the creation of a new stock option plan.

      Because the Company generated losses in the quarters ended December 31, 2003 and 2002 respectively, there were no common stock equivalents considered outstanding for purposes of computing diluted earnings (loss) per share computation. Common stock equivalents excluded from the calculation of diluted earnings (loss) per share were 544,000 in the three-months ended December 31, 2003 and 2002.

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

13)   INCOME TAXES

      As of December 31, 2003, for tax purposes, the Company had net operating loss carryforwards ("NOLs") of approximately $175 million available to utilize against regular taxable income. The NOLs will expire in varying amounts through fiscal 2023. A change of control, as defined by section 382 of the Internal Revenue Service code, would seriously limit the Company's ability to utilize the NOLs. The Plan could result in such a change of control.

      The realization of a net deferred tax asset is dependent in part upon generation of sufficient future taxable income. The Company periodically assesses the carrying value of this asset taking into consideration many factors including changing market conditions, historical trend information, and modeling expected future financial performance. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") requires, among other things, that the Company determine whether it is "more likely than not" that it will realize such benefits and that all negative and positive evidence be considered (with more weight given to evidence that is "objective and verifiable") in making the determination. SFAS 109 further indicates that objective negative evidence, such as cumulative losses in recent years, losses expected in early future years, and a history of potential tax benefits expiring unused, is difficult to overcome. As a result of the bankruptcy and the Company's continued operating losses, as of December 31, 2003, the Company has fully reserved for any future benefit that might be derived as a result of the fiscal 2003 operating results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the historical consolidated financial statements of Bayou Steel Corporation and related notes thereto included in Part I, Item 1 of this Report and the Company's audited consolidated financial statements, footnotes, and Management's Discussion and Analysis of Financing Condition and Results of Operation contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Unless otherwise indicated, all references to the "Company" or "Debtors" herein are intended to refer to Bayou Steel Corporation. This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers should refer to "Forward Looking Information" included in this report and in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for risk factors.

      Currently the Company has no independent auditor approved or engaged to review its interim financial statements primarily due to administrative constraints imposed by the current status of bankruptcy reorganization proceedings. Upon the Company emerging from bankruptcy, its new Board of Directors will appoint an independent auditor. As a consequence, the appointment will not be in time to engage such auditor to perform the required review of the Company's December 31, 2003 interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements and notes thereto were not subject to such independent auditor review procedures.

LIQUIDITY, FINANCING MATTERS, AND BANKRUPTCY PROCEEDINGS

      During the past several years, the domestic steel market has experienced significant downward economic pressure largely due to declines in market prices and shipments that initially were influenced by high volumes of foreign steel imported into the United States at prices which challenged the domestic industry's ability to viably compete. More recently, the industry has been negatively affected by the weakened United States economy in general following a period of significantly higher costs of production due to increased electricity, natural gas, and oxygen cost experienced in 2000 and into 2001 and again in 2003. These forces have led to negative operating economics for certain domestic producers. As a result, many steel manufacturers have curtailed production and/or ceased operations, and a number of steel industry producers have sought protection under the United States Bankruptcy Code.

      As a result of these conditions, the Company has experienced sharp declines in shipment volumes and operating margins resulting in negative cash flow from operations and the generation of significant net losses over the past four years. Such conditions have significantly deteriorated the Company's liquidity and constrained its ability to meet certain obligations under its debt agreements.

      On January 22, 2003, the Company and its subsidiaries, Bayou Steel Corporation (Tennessee) and River Road Realty Corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in United States Bankruptcy Court, Northern District of Texas (the "Bankruptcy Court"), Case No. 03-30816 BJH (the "Petition Date"). As debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remained in possession of its properties and assets, and management continued to operate the business. The Company attributed the need to reorganize to market conditions in the U.S. steel industry resulting from significant pressure from imported steel products, low product pricing, and high energy costs. These factors, coupled with the effects of a slow down in the United States economy, have adversely affected the Company over the past several years. The Bankruptcy Court confirmed the Second Amended and Restated Plan of Reorganization of the Company and its subsidiaries on February 6, 2004 (the "Plan"). The Company anticipates that the Plan will be effective on or shortly after February 18, 2004.

      On the Effective Date of the Plan, the Company will liquidate, over a year, unsecured trade claims at 9% to 10%, possibly higher under certain circumstances, of their face value. The existing holders of the Notes will receive a $30 million Secured Note and 2 million shares of new common stock of the Company. The existing common stock will be extinguished and the holders of the stock will not receive or retain any property under the Plan. The new $30 million note will be secured by the Louisiana plant. The principal will be due in 2011, and interest paid semi-annually at 9% per year. The Debtor-in-Possession (DIP) credit facility will be replaced with a new credit facility. Since the number of new shareholders will be less than 300, the Company may elect to be a non-reporting Company under the Securities Exchange Act of 1934.

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statements have been prepared on the basis that the Company will continue as a going concern and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses, negative cash flow from operations, and the Chapter 11 case raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to achieve profitable operations after such confirmation, and (ii) the Company's ability to generate sufficient cash from operations to meet its obligations. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The financial statements are prepared in accordance with the American Institute of Certified Public Accountant's (the "AICPA") Statement of Position
(SOP) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities (see Note 7). All liabilities arising before January 22, 2003 are subject to compromise. In addition, in accordance with the Bankruptcy Code, the Company discontinued accruing interest on the 9.5% first mortgage notes (the "Notes") as of the Petition Date as this debt is subject to compromise. The debtor-in-possession financing ("DIP Financing") is a post-petition liability and, therefore, not subject to compromise. The financial statements do not reflect the effect of any changes in the Company's capital structure as a result of the approved plan of reorganization or adjustments to the carrying value of assets or liability amounts that will be necessary as a result of actions by the Bankruptcy Court. The Company will adopt "Fresh Start Reporting" as required by the AICPA's SOP 90-7 on the Effective Date of the reorganization. The Company will then allocate the reorganization value to its assets and liabilities in relation to their fair value. Accordingly, the carrying values of assets and liabilities on the Effective Date of reorganization are expected to materially differ from the amounts shown as of December 31, 2003.

RESULTS OF OPERATIONS

      The Company reported a net operating loss of $0.4 million in the first quarter of fiscal 2004 (or the three months ended December 31, 2003) compared to a net operating loss of $6.1 million in the first quarter of fiscal 2003 (or the three months ended December 31, 2002). Three major factors account for the $5.7 million favorable change. First, due to rapidly rising prices for scrap, fuels, and alloys, which collectively represent over 50% of costs, all steel producers, including the Company, raised prices on most products several times during the first quarter of fiscal 2004. As a result of the average selling price increasing more than the price of the raw material scrap, metal margin (the difference between the selling price of the finished product and the price of scrap) increased $28 per ton. Second, shipments increased 52% in the first quarter of fiscal 2004 compared to the same period in the prior year. These two factors resulted in a $22.9 million increase in net sales. Third, per unit conversion costs decreased $9 per ton in the first quarter of fiscal 2004 compared to the same period in the prior year despite an increase of $1.3 million, or $8 per ton in fuel prices. This reduction, coupled with the increase in shipments, resulted in an increase in cost of sales of $15.9 million. These favorable variances were offset by a $1.3 million increase in the price of fuel in the first quarter of fiscal 2004 compared to the same period in the prior year.

      The following table sets forth shipment and sales data.

                                                            Three Months Ended
                                                               December 31,
                                                            2003          2002
                                                          --------      --------
      Net Sales (in thousands) ............               $ 51,694      $ 28,831
      Shipment Tons .......................                151,184        99,550
      Average Selling Price Per Ton .......               $    339      $    285
      Metal Margin Per Ton ................               $    211      $    183

A.    Sales

      Net sales for the quarter increased by 79% on a 52% increase in shipments and a 19% increase in the average selling price compared to the first quarter of fiscal 2003. The increase in shipments is attributable to a recent improvement of market conditions, which began in the fourth quarter of fiscal 2003, and several sales initiatives implemented during the reorganization. Shipments in the first quarter of fiscal 2004 were 14% higher than the average of the prior three quarters. The first quarter shipments were the highest in twelve prior quarters. Backlog and shipment levels continue to be solid. Generally, as a result of higher domestic demand and lower imports, there has been a higher utilization of capacity in the industry.

      The selling price increased compared to both the prior year comparable quarter as well as the immediate preceding quarter. In the fourth fiscal quarter of 2003, selling prices improved $30 per ton from the lowest quarter during that year. The selling price continued to improve in the first fiscal quarter of 2004 rising $28 per ton. Subsequent to quarter end, there have been several price increases and an announced price increase of $44 per ton, effective March 10, 2004. These price increases have generally been related to the sharply escalating prices for scrap and the increasing prices for alloys and fuel.

B.    Cost of Goods Sold

      Cost of goods sold increased $17 million or 53% for the quarter compared to the prior year quarter. However, due to the continued increases in average selling price and shipments, the Company had a gross profit margin of $2.3 million for the quarter compared to a gross margin loss of $3.4 million for the same quarter in the prior year.

      Scrap is used in the Company's melting operations in Louisiana and is a significant component of the cost of billets utilized by its rolling mills. Scrap cost during the first quarter increased $26 per ton or 26% compared to the same period last year. The cost of scrap was $19 per ton or 17 % higher in the first quarter of fiscal 2004 than the average of the prior four quarters. The sharp increase in the price of scrap appears to be due to increased domestic demand as steel producers began operating at higher levels of capacity utilization and due to high levels of exports. Scrap prices continued to rise rapidly in January and February of 2004. The prices for additives and alloys have also increased significantly and are anticipated to increase again in the spring of 2004.

      Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into finished product. Conversion cost per ton for the Louisiana operations decreased 6% in the first quarter of fiscal 2004 compared to the same period last year despite a $1.3 million, or $8 per ton increase in electricity, gas, and oxygen prices. This is primarily due to an increase in production and capacity utilization that resulted in lower fixed cost per ton. The Tennessee rolling mill experienced a 16% decrease in conversion cost largely driven by increased production, lower fixed costs, and cost control initiatives.

      The Company anticipates that finishing capacity will be constrained in the second fiscal quarter due to the availability of billets. The future plans for fiscal 2004 and forward are to purchase substantial quantities of billets for the Tennessee Facility on the open market. In the past the Company has not experienced any shortages or significant delays in delivery of these materials. However, the Company has not been able to obtain billets in the last few months.

The Company is hopeful that an adequate supply of raw materials will continue to be available to supplement internally supplied billets. The Company does expect that availability will be tighter in the future as compared to the past. If billets are not available, it could impact the Company's ability to meet future plans.

      In efforts to stabilize natural gas cost, the Company entered into certain forward commitments to purchase a portion of its future natural gas requirements. As of December 31, 2003, the Company has entered into forward price commitments for approximately 55% of the natural gas it expects to utilize in its production over the next three months. Although the Company intends to fulfill its commitments under the agreements, a trading market does exist for such commitments.

C.    Selling, General and Administrative and Reorganization Expenses

      Selling, general and administrative expenses increased slightly in the first quarter of fiscal 2004 compared to the first quarter of the prior fiscal year, primarily due to an increase in the cost of certain insurance policies. Reorganization expenses were approximately the same.

D.    Net Loss

      Net loss decreased $8.4 million in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 due to three factors. First metal margin increased $28 per ton due to the selling price of the finished product increasing more that the price of scrap. Second, shipments increased 52% in the first quarter of fiscal 2004. These two factors resulted in a $22.9 million increase in net sales. Third, conversion costs decreased in both the Louisiana operations and the Tennessee rolling mill. These reductions, coupled with the increase in shipments resulted in an increase in cost of sales of $14.6 million. Cost of sales also increased $1.3 million due to the increase in the price of fuels. Lastly, other income (expense) decreased $2.8 million as the Company discontinued accruing interest on the $120 million of First Mortgage Notes (the "Notes") since this liability is subject to compromise in Chapter 11 proceedings.

LIQUIDITY AND CAPITAL RESOURCES

A.    Liquidity and Financing Matters

      On February 28, 2003, the Bankruptcy Court approved the Debtor-In-Possession Financing Agreement ("DIP Agreement") between the Company and the existing lenders on its credit facility. The DIP Agreement, which is a $45 million credit facility and has a twelve month term, is secured by inventory, receivables, and certain fixed assets previously unencumbered by other debt agreements, bears interest at prime plus 1% or LIBOR plus 3%. Based on the borrowing base criteria, as defined, approximately $20.0 million is available as of December 31, 2003; however, the Company is required to maintain a minimum liquidity reserve of $7.5 million. This minimum effectively reduces additional availability for borrowing to $12.5 million. The DIP Agreement required, among other things, the Company to meet certain cash operating performance measures based on the Company's weekly budget for a 13 week period ending which ended April 26, 2003. The Company was in compliance throughout the period. There are no other financial performance covenants. The maximum amount outstanding under the DIP Agreement during the three-month period ended December 31, 2003 was $22.3 million. The average borrowings were $20.2 million and the weighted average interest rate was 4.82%.

      The DIP Agreement expires February 18, 2004. The current lender has indicated that it would extend the term if the Plan is not effective on that date. The Company has executed a commitment letter with a new lender. The proposed loan agreement was submitted to the bankruptcy court on February 5, 2004. The Company anticipates closing on February 18, 2004. The new proposed agreement is a $45 million credit facility and has a three year term. It is secured by inventory, receivables, and certain fixed assets (excluding the Louisiana plant) and bears interest at prime plus 0.5% or LIBOR plus 2.5% adjusted periodically based on availability. Based on the borrowing base criteria, as defined, approximately $24 million would be available on the effective date before transactions contemplated by the Plan. The Company will need to maintain a minimum availability of $5 million at all times. The other maintenance covenant is a limitation on capital expenditures. This is the same covenant as in the new Indenture under which the new $30 million secured notes will be issued upon the effective date.

B.    Operating Cash Flow

      As of December 31, 2003, the Company had minimal cash on hand and $19.8 million drawn on its DIP facility. For the first three months of fiscal 2004, cash from operations improved significantly as cash used in operations was reduced from $9.6 million in the first quarter of fiscal 2003 to $1.6 million in the first quarter of fiscal 2004. The $1.6 million used in operations was due largely to the increase in receivables which reflects the higher selling prices and improving business environment. During the first quarter of fiscal 2004, inventories decreased by $3.0 million in order to reduce inventory levels commensurate with aggressive capital management. During the same period of the prior year $9.6 million was used in operations for similar reasons.

      Excluding reorganization expenses and changes in working capital, the Company continues to reach cash flow breakeven from operations which began in the third quarter of fiscal 2003. The Company's liquidity position remains its highest priority. The Company has projected to achieve operating cash flow breakeven, before changes in working capital and reorganization expenses, throughout fiscal 2004. This is predicated on many assumptions, including maintaining current price realizations and stabilization in the scrap prices and moderation of the recent fuel prices.

C.    Capital Expenditures

      Capital expenditures totaled $0.3 million in the first three months of fiscal 2004 compared to $0.7 million in the same period last year. Spending during both periods has been limited to required facility maintenance capital programs. Given current conditions and the condition of the facilities, capital programs over the next twelve months will continue to be directed towards maintenance programs requiring approximately $3.2 million. As of December 31, 2003 there were no significant commitments remaining to complete authorized projects under construction.

OTHER COMMENTS

Forward-Looking Information, Inflation and Other

      This document contains various "forward-looking" statements which represent the Company's expectation or belief concerning future events. Statements regarding the Company's ability to obtain suitable debtor in-possession financing and to complete its bankruptcy reorganization proceedings timely, the outcome of the reorganization plan, the Company's ability to sustain current operations during the pendency of the reorganization including its ability to maintain normal relationships with customers, the ability of the Company to establish normal terms and conditions with suppliers and vendors, costs of the reorganization process, the adequacy of financing arrangements during the reorganization period, future market prices, operating results, synergies, future operating efficiencies, future governmental actions and the results of such actions, cost savings and other statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements.

      The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements. These include but are not limited to statements relating to future actions, prospective products, future dealings with the noteholders or senior credit lenders, future performance or results of current and anticipated new products, sales efforts, availability of raw materials and billets, expenses such as fuel and scrap cost, the outcome of contingencies, the cost of environmental compliance and financial results. From time to time, the Company also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this report and in any other public statements may turn out to be wrong, and can be affected by inaccurate assumptions by known or unknown risks and uncertainties. Many factors mentioned in the discussion above will be important in determining future results. Consequently, no forward-looking statements can be guaranteed. Actual future results may vary materially. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures on related subjects in the Company's other reports to the Securities and Exchange Commission.

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

      o     The availability of raw materials such as steel scrap and AAF.

      o     The availability to obtain additional billets.

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

      o     The cost of restructuring charges.

      o The inability of the Company to implement its plan of reorganization.

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

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      On January 22, 2003, the Company voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code. The petition was filed in the Bankruptcy court, Case No. 03-30816BJH. The Company continues to operate business as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. The Bankruptcy court confirmed the Second Amended and Restated Plan of Reorganization of the Company and its subsidiaries on February 6, 2004. The Company anticipates the Plan will be effective on or shortly after February 18, 2004.

      The Company is involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. In addition, unless modified by the Bankruptcy Court, pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code, most pre-petition litigation against the Company is currently stayed. Upon the Effective Date, the stay will be lifted.

Item 3. DEFAULTS UPON SENIOR SECURITIES

      Prior to the Company's filing for protection under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2003, the Company was unable to make the $5.7 million semiannual interest payment due under its Notes. As a result, on December 16, 2002 the Company was in default of the Notes and, due to cross default provisions, the Company was also in default of its $50 million line of credit agreement. The total interest on the Notes not charged to earnings for the period from January 23, 2003 to December 31, 2003 was approximately $10.6 million.

Item 5. OTHER INFORMATION

      The Company has been delisted from the American Stock Exchange. An alternative trading system does not appear to be available at this time or for the foreseeable future. Upon the Effective Date of the Plan, the Company's common stock will be canceled. New stock will be issued to the holders of the notes.

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

            32.1 Certification of Howard M. Myers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2  Certification of Richard J. Gonzalez pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            No reports were filed on Form 8-K by the Registrant during the first quarter of fiscal year 2004.

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

Date: February 17, 2004