Form 10-Q
period 2004-03-31
BAYOU STEEL CORP
filed 2004-05-24
CIK 807877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 |_|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Exchange Act). Yes |_| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Shares Outstanding at March 31, 2004
           -----                            ------------------------------------

Common Stock, $.01 par value                           2,000,000 Shares

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
          Item 1.  Financial Statements

                   Balance Sheets -- March 31, 2004 (Successor Company),
                    unaudited and September 30, 2003 (Predecessor
                    Company), audited                                                             3

                   Statements of  Operations -- period from February 18, 2004 through March 31, 2004 (Successor Company), period from
                     January 1, 2004 through February 17, 2004 and three months ended March 31, 2003 (Predecessor Company), period from
                     February 18, 2004 through March 31, 2004 (Successor Company), period from October 1, 2003 through February 17, 2004 and six
                     months ended March 31, 2003 (Predecessor Company), all unaudited             5

                   Statements of Cash  Flows -- period from February 18, 2004 through March 31, 2004 (Successor Company), period from
                     October 1, 2003 through February 17, 2004 and six months
                     ended March 31, 2003 (Predecessor Company), all unaudited                    7

                   Statements of Stockholder's Equity - period from October 1, 2003 through February 17, 2004 (Predecessor Company) and for the period February 18, 2004 through march 31, 2004 and September
                     30, 2002, respectively                                                       8

                   Notes to Financial  Statements                                                 9

          Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                          19

                   Liquidity, Financing Matters, and Bankruptcy Proceedings                      19

                   Results of Operations                                                         20

                   Liquidity and Capital Resources                                               23

                   Other Comments                                                                24

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                             25

          Item 3.  Defaults Upon Senior Securities                                               26

          Item 5.  Other Information                                                             26

          Item 6.  Exhibits and Reports on Form 8-K                                              26

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                             BAYOU STEEL CORPORATION
                                 BALANCE SHEETS
                                     ASSETS

                                                                                           Successor           Predecessor
                                                                                            Company              Company
                                                                                         ----------------------------------
                                                                                          (Unaudited)           (Audited)
                                                                                           March 31,          September 30,
                                                                                             2004                 2003
                                                                                         ----------------------------------
CURRENT ASSETS:
     Cash .......................................................................        $      97,890        $     178,170

     Receivables, net of allowance for doubtful accounts
     of $711,697 and $831,680 respectively ......................................           29,080,132           21,137,404

     Inventories ................................................................           47,531,160           50,228,969

     Prepaid expenses ...........................................................            1,759,683            1,565,543
                                                                                         -------------        -------------

         Total current assets ...................................................           78,468,865           73,110,086
                                                                                         -------------        -------------

PROPERTY, PLANT AND EQUIPMENT, NET ..............................................              628,529           83,936,529

OTHER ASSETS ....................................................................                   --            1,918,971
                                                                                         -------------        -------------

         Total assets ...........................................................        $  79,097,394        $ 158,965,586
                                                                                         =============        =============

        The accompanying notes are an integral part of these statements.

                             BAYOU STEEL CORPORATION
                                 BALANCE SHEETS
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   Successor      Predecessor
                                                                                                    Company         Company
                                                                                                -------------------------------
                                                                                                  (Unaudited)      (Audited)
                                                                                                   March 31,      September 30,
                                                                                                     2004             2003
                                                                                                -------------------------------
CURRENT LIABILITIES:

     Accounts payable .................................................................         $   8,714,380     $   6,505,980

     Accrued plant turnaround costs ...................................................             1,809,071         1,814,110

     Other accrued liabilities ........................................................             7,303,861         7,672,254

     Debtor-in-possession financing ...................................................                    --        18,328,228

     Credit Facility ..................................................................            19,801,989                --

     Post-reorganization debt .........................................................             5,792,906                --
                                                                                                -------------     -------------

         Total current liabilities ....................................................            43,422,207        34,320,572
                                                                                                -------------     -------------

PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE ........................................                    --       138,312,386
                                                                                                -------------     -------------

LONG-TERM DEBT ........................................................................            30,586,884                --

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS' EQUITY (DEFICIT):

     Common stock, $.01 par value -

     Class A: 24,271,127 shares authorized, 0 and 10,619,380 issued and
     outstanding at March 31, 2004 and September 30, 2003, respectively ...............                    --           106,194

     Class B: 4,302,347 shares authorized, 0 and 2,271,127issued and
     outstanding at March 31, 2004 and September 30, 2003, respectively ...............                    --            22,711

     Class C: 100 shares authorized, 0 and 100 issued and outstanding
     at March 31, 2004 and September 30, 2003, respectively ...........................                    --                 1

     New common equity: 5,000,000 authorized, 2,000,000 and 0 issued and
     outstanding at March 31, 2004 and September 30, 2003, respectively ...............                20,000                --
                                                                                                -------------     -------------

        Total common stock ............................................................                20,000           128,906

Paid-in-capital .......................................................................             3,272,235        46,045,224

Retained earnings (accumulated deficit) ...............................................             1,796,068       (59,363,569)

Accumulated other comprehensive income (loss) .........................................                    --          (477,933)
                                                                                                -------------     -------------

        Total common stockholders' equity (deficit) ...................................             5,088,303       (13,667,372)
                                                                                                -------------     -------------

        Total liabilities and common stockholders' equity (deficit) ...................         $  79,097,394     $ 158,965,586
                                                                                                =============     =============

        The accompanying notes are an integral part of these statements.

                             BAYOU STEEL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Successor
                                                                      Company                 Predecessor Company
                                                                  -------------------------------------------------------
                                                                     Period from          Period from
                                                                  February 18, 2004     January 1, 2004      Three Months
                                                                       through              through             Ended
                                                                      March 31,           February 17,         March 31,
                                                                        2004                 2004                2003
                                                                  -------------------------------------------------------
NET SALES ...............................................            $ 30,014,886        $ 30,216,013        $ 37,394,347

COST OF SALES ...........................................              26,347,391          31,219,279          42,271,929
                                                                     ------------        ------------        ------------

GROSS MARGIN ............................................               3,667,495          (1,003,266)         (4,877,582)

IMPAIRMENT LOSS ON LONG-LIVED ASSETS ....................                      --                  --           8,000,000

SELLING, GENERAL AND ADMINISTRATIVE .....................                 821,104             984,436           1,952,768

REORGANIZATION EXPENSE ..................................                      --             766,769           1,809,962
                                                                     ------------        ------------        ------------

OPERATING INCOME (LOSS) .................................               2,846,391          (2,754,471)        (16,640,312)
                                                                     ------------        ------------        ------------

OTHER INCOME (EXPENSE):

   Interest expense .....................................                (435,756)           (134,827)         (1,001,185)
   Miscellaneous ........................................                 585,433             (11,458)             54,177
   Fresh-start adjustments ..............................                      --         (79,627,465)                 --
   Gain on reorganization ...............................                      --          98,922,094                  --
                                                                     ------------        ------------        ------------
                                                                          149,677          19,148,344            (947,008)
                                                                     ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAX .........................               2,996,068          16,393,873         (17,587,320)

PROVISION FOR INCOME TAX ................................               1,200,000                  --                  --
                                                                     ------------        ------------        ------------

NET INCOME (LOSS) .......................................            $  1,796,068        $ 16,393,873        $(17,587,320)
                                                                     ============        ============        ============

WEIGHTED AVERAGE BASIC AND DILUTED
COMMON  SHARES OUTSTANDING ..............................               2,000,000          12,890,607          12,890,607

NET LOSS PER BASIC AND DILUTED
COMMON SHARE ............................................            $       0.90        $       1.27        $      (1.36)
                                                                     ============        ============        ============

        The accompanying notes are an integral part of these statements.

                             BAYOU STEEL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Successor
                                                                          Company                   Predecessor Company
                                                                     --------------------------------------------------------------
                                                                         Period from           Period from
                                                                     February 18, 2004       October 1, 2003          Six months
                                                                           through               through                 Ended
                                                                          March 31,            February 17,            March 31,
                                                                             2004                  2004                   2003
                                                                     --------------------------------------------------------------
NET SALES .....................................................       $    30,014,886        $    81,909,905        $    66,225,041

COST OF SALES .................................................            26,347,391             80,635,486             74,508,198
                                                                      ---------------        ---------------        ---------------

GROSS MARGIN ..................................................             3,667,495              1,274,419             (8,283,157)

IMPAIRMENT LOSS ON LONG-LIVED ASSETS ..........................                    --                     --              8,000,000

SELLING, GENERAL AND ADMINISTRATIVE ...........................               821,104              2,766,346              3,666,100

REORGANIZATION EXPENSE ........................................                    --              1,688,540              2,758,481
                                                                      ---------------        ---------------        ---------------

OPERATING INCOME (LOSS) .......................................             2,846,391             (3,180,467)           (22,707,738)
                                                                      ---------------        ---------------        ---------------

OTHER INCOME (EXPENSE):

   Interest expense ...........................................              (435,756)              (378,141)            (4,019,853)
   Miscellaneous ..............................................               585,433                102,989                154,240
   Fresh-start adjustments ....................................                    --            (79,627,465)                    --
   Gain on reorganization .....................................                    --             98,922,094                     --
                                                                      ---------------        ---------------        ---------------

                                                                              149,677             19,019,477             (3,865,613)
                                                                      ---------------        ---------------        ---------------

INCOME (LOSS) BEFORE INCOME TAX ...............................             2,996,068             15,839,010            (26,573,351)

PROVISION FOR INCOME TAX ......................................             1,200,000                     --                     --
                                                                      ---------------        ---------------        ---------------

NET INCOME (LOSS) .............................................       $     1,796,068        $    15,839,010        $   (26,573,351)
                                                                      ===============        ===============        ===============

WEIGHTED AVERAGE BASIC AND DILUTED
COMMON SHARES OUTSTANDING .....................................             2,000,000             12,890,607             12,890,607

NET LOSS PER BASIC AND DILUTED
COMMON SHARE ..................................................       $          0.90        $          1.23        $         (2.06)
                                                                      ===============        ===============        ===============

        The accompanying notes are an integral part of these statements.

                             BAYOU STEEL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Successor Company            Predecessor Company
                                                                           --------------------------------------------------------
                                                                              Period from         Period from
                                                                           February 18, 2004    October 1, 2003          Six Months
                                                                                through             through                Ended
                                                                               March 31,          February 17,           March 31,
                                                                                  2004                2004                  2003
                                                                           --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ................................................        $  1,796,068         $ 15,839,010         $(26,573,351)
   Gain on reorganization ...........................................                  --          (98,922,094)                  --
   Fresh-start adjustments ..........................................                  --           79,627,465                   --
   Depreciation .....................................................               1,941            3,395,408            3,924,149
   Amortization .....................................................                  --              374,777              295,724
   Provision for losses on accounts receivable ......................              30,361               84,683               69,872
   Provision for income taxes .......................................           1,200,000                   --                   --
   Provision for loss on long-lived assets ..........................                  --                   --            8,000,000
   Reduction in lower of cost or market inventory reserve ...........                  --             (621,051)                  --
   Gain on sale of investment .......................................                  --             (156,629)                  --
   Reorganization expense ...........................................                  --            1,688,540            2,758,481
   Changes in working capital:
        (Increase) decrease in receivables ..........................          (2,259,664)          (6,194,085)           1,622,093
        Decrease in inventories .....................................             407,558            5,262,809            3,796,984
        (Increase) in prepaid expenses and other assets .............            (807,287)            (279,424)          (2,113,932)
        (Decrease) increase in accounts payable .....................              (2,537)           1,996,345            3,622,202
        (Decrease) increase in interest payable and
        accrued liabilities .........................................            (487,191)          (1,196,243)           1,292,617
                                                                             ------------         ------------         ------------

   Net cash provided by (used in) operations excluding
   reorganization expenses ..........................................            (120,751)             899,511           (3,305,161)

NET CASH USED FOR REORGANIZATION EXPENSES ...........................                  --           (1,688,540)          (2,366,151)
                                                                             ------------         ------------         ------------
   Net cash used in operating activities ............................            (120,751)            (789,029)          (5,671,312)
                                                                             ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property, plant and equipment .......................            (158,052)            (766,768)          (1,030,906)

   Proceeds from sale of investment .................................                  --              280,559                   --
                                                                             ------------         ------------         ------------
   Net cash used in investing activities ............................            (158,052)            (486,209)          (1,030,906)
                                                                             ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings (repayments) under debtor-in-possession
   financing facility ...............................................                  --          (18,328,228)          14,939,788

   Net borrowings (repayments) under line of credit .................             238,416           19,563,573           (8,192,660)
                                                                             ------------         ------------         ------------

   Net cash provided by financing activities ........................             238,416            1,235,345            6,747,128
                                                                             ------------         ------------         ------------
NET (DECREASE) INCREASE IN CASH .....................................             (40,387)             (39,893)              44,910

CASH, beginning balance .............................................             138,277              178,170               57,290
                                                                             ------------         ------------         ------------

CASH, ending balance ................................................        $     97,890         $    138,277         $    102,200
                                                                             ============         ============         ============

        The accompanying notes are an integral part of these statements.

                             BAYOU STEEL CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                       Common Stock
                                                             ------------------------------------------------------------------
                                                                                                                    Successor
                                                                                                                     Company
                                                                                                                      Common
                                                               Class A            Class B           Class C           Stock
                                                             ------------      ------------      ------------      ------------
BALANCE AT SEPTEMBER 30, 2003
  (PREDECESSOR COMPANY) .........................            $    106,194      $     22,711      $          1      $          0

Realized gain on investment sold ................                      --                --                --                --

Net income - October 1, 2003 through
  February 17, 2004 .............................                      --                --                --                --

Reorganization adjustments ......................                (106,194)          (22,711)               (1)           20,000

-------------------------------------------------------------------------------------------------------------------------------

BALANCE AT FEBRUARY 18, 2004
  (SUCCESSOR COMPANY) ...........................                      --                --                --            20,000

Net income ......................................                      --                --                --                --

Deferred tax valuation allowance adjustment -
   Predecessor Company income tax benefit .......                      --                --                --                --
                                                             ------------      ------------      ------------      ------------

BALANCE AT MARCH 31, 2004
  (SUCCESSOR COMPANY) ...........................            $         --      $         --      $         --      $     20,000
                                                             ============      ============      ============      ============



                                                                                 Retained       Accumulated           Common
                                                                                 Earnings           Other          Stockholders'
                                                               Paid-In         (Accumulated     Comprehensive         Equity
                                                               Capital           Deficit)       Income (Loss)        (Deficit)
                                                             ------------      ------------     -------------      -------------
BALANCE AT SEPTEMBER 30, 2003
  (PREDECESSOR COMPANY) .........................            $ 46,045,224      $(59,363,569)     $   (477,933)     $(13,667,372)

Realized gain on investment sold ................                      --                --           (79,403)          (79,403)

Net income - October 1, 2003 through
  February 17, 2004 .............................                      --        15,839,010                --        15,839,010

Reorganization adjustments ......................             (43,972,989)       43,524,559           557,336                --

-------------------------------------------------------------------------------------------------------------------------------

BALANCE AT FEBRUARY 18, 2004
  (SUCCESSOR COMPANY) ...........................               2,072,235                --                --         2,092,235

Net income ......................................                      --         1,796,068                --         1,796,068

Deferred tax valuation allowance adjustment -
   Predecessor Company income tax benefit .......               1,200,000                --                --         1,200,000
                                                             ------------      ------------      ------------      ------------

BALANCE AT MARCH 31, 2004
  (SUCCESSOR COMPANY) ...........................            $  3,272,235      $  1,796,068      $         --      $  5,088,303
                                                             ============      ============      ============      ============

         The accompanying notes are an integral part of these statements

                             BAYOU STEEL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

1)    NATURE OF OPERATIONS AND BANKRUPTCY PROCEEDING

      Bayou Steel Corporation (the "Company") owns and operates a steel minimill and a stocking warehouse on the Mississippi River in LaPlace, Louisiana (the "Louisiana Facility"), a rolling mill with warehousing facilities in Harriman, TN (the "Tennessee Facility") and three additional stocking locations accessible to both production facilities through the Inland Waterway system. The Company produces light structural steel and merchant bar products for distribution to steel service centers and original equipment manufacturers/fabricators located throughout the United States, with export shipments of approximately 6% to Canada and Mexico.

      On January 22, 2003 (the "Petition Date"), the Company and its subsidiaries, Bayou Steel Corporation (Tennessee) and River Road Realty Corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in United States Bankruptcy Court, Northern District of Texas (the "Bankruptcy Court"), Case No. 03-30816 BJH. As discussed in Note 3 - Reorganization Under Chapter 11, the Bankruptcy Court confirmed the Second Amended and Restated Plan of Reorganization of the Company and its subsidiaries (the "Reorganization Plan") on February 6, 2004. On February 18, 2004 (the "Effective Date"), the Company emerged from Chapter 11 bankruptcy. Upon emergence from Bankruptcy, the Company and its subsidiaries, Bayou Steel Corporation (Tennessee) and River Road Realty Corporation were consolidated into Bayou Steel Corporation ("the Company") and became one legal entity.

2)    BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements are prepared in accordance with the AICPA's Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 required the Company to, among other things, (1) segregate transactions that were directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) segregate pre-petition liabilities subject to compromise from those that were not subject to compromise or were post-petition liabilities and (3) apply "Fresh-Start Reporting" rules upon emergence from Bankruptcy. See Note 3 for description of the Reorganization Plan and Note 4 for the application of Fresh-Start Reporting. As a result of the Company's emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, financial statements for the Company for the periods subsequent to February 18, 2004 are referred to as the "Successor Company" and are not comparable to those for the periods prior to February 18, 2004, which are referred to as the "Predecessor Company." The financial statements of the Predecessor Company represent the consolidated financial statements of the Company and its subsidiaries, Bayou Steel Corporation (Tennessee) and River Road Realty Corporation. A black dotted line has been inserted in the unaudited financial statements to distinguish, for accounting purposes, the periods associated with the Successor Company and the Predecessor Company.

      The September 30, 2003 balance sheet information has been derived from the Predecessor Company's audited financial statements. All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Aside from the effects of fresh-start reporting, the Successor Company follows the same accounting policies as the Predecessor Company. These unaudited financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Predecessor Company's audited consolidated financial statements and notes thereto included in the Predecessor Company's Annual Report on Form 10-K for the year ended September 30, 2003.

3)    REORGANIZATION UNDER CHAPTER 11

      Under the terms of the Reorganization Plan, the Company will liquidate, over the year following the Company's emergence from bankruptcy, unsecured convenience and trade claims at 9% to 10%, possibly higher under some circumstances, of their face value. The Company's existing common stock, par value $.01 per share, outstanding prior to the Effective Date (the "Old Common Stock") was extinguished and holders of such shares did not receive or retain any new stock or property under the Reorganization Plan. The holders of the pre-petition 9.5% $120 million First Mortgage Notes (the "Old Notes") received $30 million in new First Mortgage Notes (the "New Notes"), and 2 million shares of new common stock (the "New Common Stock") of the Company. Additional shares of New Common Stock may be issued to certain tort claimants when the tort claim is resolved. The maximum shares that could be issued is approximately 570,000 shares or 22% of the then outstanding stock. The Debtor-in-Possession ("DIP") credit facility was replaced with a new credit facility. See Note 7 - Debt and
Note 8 - Common Stock.

      Reorganization expenses are expenses incurred by the Company as a result of its decision to restructure its debt prior to Petition Date and to reorganize under Chapter 11 of the Bankruptcy Code. The following summarizes the reorganization expenses provided by the Company during the quarter and six months ended March 31, 2004 and 2003 respectively (unaudited).

                                                                            Predecessor Company
                                                                     -------------------------------
                                                                      Period from
                                                                    January 1, 2004     Three Months
                                                                        through            Ended
                                                                      February 17,       March 31,
                                                                          2004              2003
                                                                     -------------------------------
            Professional and other fees ........................      $    553,889      $  1,326,109
            Write-down of deferred financing costs related .....                --           392,330
            to the terminated line of credit
            Other ..............................................           212,880            91,523
                                                                      ------------      ------------
                                                                      $    766,769      $  1,809,962
                                                                      ============      ============

                                                                             Predecessor Company
                                                                     -------------------------------
                                                                       Period from
                                                                     October 1, 2003      Six Months
                                                                         through            Ended
                                                                       February 17,       March 31,
                                                                           2004              2003
                                                                     -------------------------------
            Professional and other fees ........................      $  1,289,270      $  2,063,824
            Write-down of deferred financing costs related .....                --           392,330
            to the terminated line of credit
            Other ..............................................           399,270           302,327
                                                                      ------------      ------------
                                                                      $  1,688,540      $  2,758,481
                                                                      ============      ============

4)    FRESH-START REPORTING

      The Company was required to adopt "Fresh-Start Reporting" as specified by SOP-90-7. "Fresh-Start Reporting" is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of the Company to its assets in a manner similar to that which is required under SFAS No. 141, Business Combinations, for transactions reported on the basis of the purchase method, as of the Effective Date.

      The enterprise value (debt plus equity excluding post-petition payables and accrued liabilities) of $60 million for the Company was based on the consideration of many factors and various valuation methods, including a discounted cash flow analysis using projected financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to that of the Company, and other applicable ratios and valuation techniques believed by the Company, and its financial advisor during the Chapter 11 proceedings, to be representative of the Company's business and industry. The equity value of $2.1 million is equal to the enterprise value less debt, excluding post-petition payables and accrued liabilities. The reorganization value, which represents the amount of resources available for the satisfaction of post petition liabilities and allowed claims as negotiated among the Company, the Company's creditors, and its holders of equity interests, was $76.4 million (enterprise value plus post- petition payables and accrued liabilities).

      The reorganization valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the valuation will be realized, and actual results could vary materially and the carrying values of the Company's assets and liabilities may differ from the amounts shown in previous periods. Moreover, the value of the Company's Common Stock, if and when it commences trading on a national exchange, may differ materially from the valuation.

      The impact of the reorganization and the application of "Fresh-Start Reporting" with respect to the Company's balance sheet as of February 18, 2004, is summarized below:

                     BALANCE SHEET IMPACT OF REORGANIZATION
                            (As of February 18, 2004)

                             Amounts ($000)                           Predecessor    Adjustments to Record Effects       Successor
                                                                        Company        of the Reorganization Plan         Company
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Balance      Reorganization     Fresh-Start        Balance
                                                                         Sheet         Adjustments      Adjustments         Sheet
                                                                      -----------      -----------      -----------      -----------
Assets:

   Current assets ...............................................     $    74,791      $      (843)     $     1,932      $    75,880

   Property and equipment, net ..................................          81,308               --          (80,836)             472

   Other assets, net ............................................           1,635             (908)            (727)              --
                                                                      -----------      -----------      -----------      -----------

        Total assets ............................................         157,734           (1,751)         (79,631)          76,352

Liabilities:

Current Liabilities:

   Post-petition accounts payable ...............................           8,537              (26)              --            8,511

   Post-petition accrued liabilities ............................           8,489             (645)              (3)           7,841

   DIP Financing ................................................          19,564          (19,564)              --               --

   Credit Facility ..............................................              --           19,564               --           19,564

   Current portion of post-reorganization
   debt .........................................................              --            7,416               --            7,416
                                                                      -----------      -----------      -----------      -----------

        Total current liabilities ...............................          36,590            6,745               (3)          43,332

   Long-term debt ...............................................              --           30,000               --           30,000

   Pre-petition Liabilities Subject to compromise ...............         138,347         (138,347)              --               --

   Post-reorganization debt .....................................              --              928               --              928
                                                                      -----------      -----------      -----------      -----------

        Total liabilities .......................................         174,937         (100,674)              (3)          74,260

Stockholders' Equity (Deficit):

   Common stock .................................................             129             (129)              --               --

   New common equity ............................................              --               20               --               20

   Additional paid-in capital ...................................          46,045          (43,973)              --            2,072

   Retained earnings (deficit) ..................................         (63,377)         143,005          (79,628)              --
                                                                      -----------      -----------      -----------      -----------

   Total stockholders' equity (deficit) .........................         (17,203)          98,923          (79,628)           2,092
                                                                      -----------      -----------      -----------      -----------

        Total liabilities and stockholders'
        equity (deficit) ........................................     $   157,734      $    (1,751)     $   (79,631)     $    76,352
                                                                      ===========      ===========      ===========      ===========

      The post-reorganization debt is composed of $3.1 million to settle claims specified in the Reorganization Plan and $5.2 million to pay various professional fees and other charges, approved by the Bankruptcy Court, upon emerging from bankruptcy.

5)    INVENTORIES

      Inventories consist of the following:

                                                                               Successor             Predecessor
                                                                                Company                 Company
                                                                              ------------------------------------
                                                                              (Unaudited)              (Audited)
                                                                               March 31,             September 30,
                                                                                  2004                    2003
                                                                              ------------------------------------
            Steel scrap .....................................                 $  5,432,825            $  2,116,988

            Billets .........................................                    3,953,827               6,444,396

            Finished product ................................                   31,173,614              34,833,154

            LIFO adjustments ................................                           --              (1,224,545)
                                                                              ------------            ------------
                                                                                40,560,266              42,169,993

            Operating supplies ..............................                    6,970,894               8,058,976
                                                                              ------------            ------------

                                                                              $ 47,531,160            $ 50,228,969
                                                                              ============            ============

      Billets and finished product are accounted for using the last-in, first-out ("LIFO") method of accounting for inventories. Scrap and operating supplies are accounted for using the average cost method.

      In connection with adopting "Fresh-Start Reporting", the Company recorded an adjustment of approximately $2.3 million to increase inventory as of the Effective Date. This is primarily due to adjusting the inventories to a new base which is current market less reasonable margin.

6)    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                                                Successor             Predecessor
                                                                                 Company                Company
                                                                              ------------------------------------
                                                                               (Unaudited)             (Audited)
                                                                                March 31,            September 30,
                                                                                   2004                   2003
                                                                              ------------------------------------
            Land ............................................                 $    472,418            $  3,427,260

            Machinery and equipment .........................                      158,052             143,552,406

            Plant and office building .......................                           --              25,739,705
                                                                              ------------            ------------

                 Total property, plant and equipment ........                      630,470             172,719,371

            Less - accumulated depreciation .................                       (1,941)            (88,782,842)
                                                                              ------------            ------------

               Net property, plant and equipment ............                 $    628,529            $ 83,936,529
                                                                              ============            ============

      The carrying value of property, plant and equipment was reduced by $80.8 million as a result of the "Fresh- Start Reporting" as specified by SOP 90-7.

7)    DEBT

                                                                                               Successor         Predecessor
                                                                                                Company            Company
                                                                                              -------------------------------
                                                                                               (Unaudited)         (Audited)
                                                                                                March 31,        September 30,
                                                                                                   2004               2003
                                                                                              -------------------------------
                                                                                              (in millions)      (in millions)
                                                                                              -------------------------------
            DIP Agreement .............................................................       $         --       $       18.3

            New Credit Agreement ......................................................               19.8                 --

            9.5% First Mortgage Notes (Old Notes) and Accrued Interest ................                 --              127.3

            9% First Mortgage Notes ...................................................               30.0                 --

            Pre-petition trade payables ...............................................                 --               11.0

            Post-reorganization debt ..................................................                6.4
                                                                                              ------------       ------------

                    Total debt ........................................................               56.2              156.6

            Less - current portion of long-term debt ..................................               25.6              156.6
                                                                                              ------------       ------------

                    Total long-term portion of debt ...................................       $       30.6       $        0.0
                                                                                              ============       ============

      As of September 30, 2003,the Old Notes, accrued interest on the Old Notes, and pre-petition trade payables were included in pre-petition liabilities subject to compromise which totaled $138.3 million. Post reorganization debt includes the discharge of prepetition secured and unsecured trade debt as well as professional fees ordered by the Bankruptcy Court to be paid.

Credit Agreements

      On February 28, 2003, the Bankruptcy Court approved the Debtor-In-Possession Financing Agreement ("DIP Agreement") between the Company and the existing lenders on its credit facility. The DIP Agreement was a $45 million credit facility and had a twelve month term expiring on February 18, 2004. It was secured by inventory, receivables, and certain fixed assets previously unencumbered by other debt agreements and bore interest at prime plus 1% or London Interbank Borrowing Rate (LIBOR) plus 3%. The DIP Agreement established a lending arrangement for the Company under certain conditions while in bankruptcy. The DIP Agreement expired on February 18, 2004.

      On the Effective Date, the Company entered into a new line of credit agreement (the "New Credit Agreement"), with a new lender replacing the previous DIP credit agreement. The terms of the new agreement call for available borrowings up to $45 million, including outstanding letters of credit, using a borrowing base of accounts receivable and inventory. Based on the borrowing base criteria, $24.9 million was available as of March 31, 2004. The three-year agreement, which expires on February 17, 2007, is secured by accounts receivable, inventory, and all fixed assets except for the Louisiana Facility. The line of credit bears interest at Prime plus 0.50% or LIBOR plus 2.50% through the period ending February 17, 2005. Thereafter, loans bear interest at Prime plus 0% to 1.0% or LIBOR plus 2.0% to 3.0% based on excess availability. The terms of the agreement require the Company to, among other things, maintain a minimum excess availability of $5 million, limit additional indebtedness, and limit capital expenditures. As of March 31, 2004, $19.8 million was drawn under the revolving credit facility.

      The maximum amount outstanding under the DIP Agreement during the period from October 1, 2003 through February 17, 2004 was $22.3 million. The average borrowings were $19.9 million and the weighted average interest rate was 4.85%. The maximum amount outstanding under the New Credit Agreement during the period from February 18, 2004 through March 31, 2004 was $22.6 million. The average borrowings were $20.9 million and the weighted average interest rate was 4.39%.

      Under the terms of the New Credit Agreement, the lender may establish certain "availability reserves", as defined, which, if imposed, must be established in good faith by the lender, the result of which could reduce the amount of availability under the line of credit below the amount that would otherwise be established under the borrowing base determination. Generally the lender's rights to impose such reserves must be supported by events, conditions, contingencies or risks which, as determined by the lender in good faith, do or may affect the underlying collateral. No such availability reserves have been established by the lender, and management is unaware of any conditions that currently exist that would result in the establishment of such availability reserves.

New Notes

      On the Effective Date, the Old Notes, which had a face value of $120 million and had a 9.5% coupon, were cancelled and replaced with the New Notes. The New Notes, which have a face value of $30 million, are senior obligations of the Company, secured by a first priority lien, subject to certain exceptions, on existing real property, plant and equipment, and most additions or improvements thereto at the Louisiana Facility. The indenture under which the New Notes are issued contains covenants which restrict the Company's ability to incur additional indebtedness (excluding borrowings under the New Credit Agreement), make certain levels of dividend payments, exceed certain levels of capital expenditures, or place liens on the assets acquired with such indebtedness.

      The New Notes, which bear interest at the stated rate of 9% per annum, are due March 31, 2011 with semi- annual interest payments due March 31 and September 30 of each year. The Company may redeem the New Notes at any time without penalty. The fair value of the New Notes on March 31, 2004 was approximately par value.

8)    COMMON STOCK

      Under the terms of the Reorganization Plan, the holders of the Old Notes received 2 million of the 5 million authorized shares of New Common Stock of the Company, par value $.01 per share. Additional shares of New Common Stock may be issued to certain tort claimants under the Reorganization Plan. The maximum shares that could be issued is approximately 570,000 shares or 22% of the then outstanding shares. This would dilute earnings per share. The Old Common Stock was extinguished.

9)    STOCK OPTION PLANS

      On the Effective Date the stock option plan of the Predecessor Company was terminated. The Reorganization Plan established the 2004 Stock Option Plan (the "Key Employee Plan") of the newly reorganized Company. The purpose of the Key Employee Plan is to increase stockholder value by furnishing stock options designed to attract, retain, reward, and motivate key employees and to strengthen the mutuality of interests between such employees and the Company's stockholders. The maximum number of shares of New Common Stock, subject to certain adjustments, that may be delivered to participants under the Key Employee Plan is 105,000 shares. On April 5, 2004, the Board of Directors granted to certain key employees 105,000 incentive stock options to purchase the Company's New Common Stock, exercisable at the estimated market price on the grant date of $11.00 per share. The options vest in three equal installments over a two-year period as follows: one-third vest immediately on the date of the grant , one-third vest on the first anniversary of the grant date and one-third shall vest on the second anniversary of the grant date. Pursuant to the Key Employee Plan, all options vest automatically upon a Change of Control (as defined in the Plan). The options expire ten years from the grant date. As of March 31, 2004, there were no options outstanding under the Key Employee Plan.

      The Board of Directors approved the 2004 Stock Option Plan for Directors (the "Directors' Plan") for the purpose of increasing shareholder value and to strengthen the mutuality of interests between such directors and the Company's stockholders. The maximum number of shares of New Common Stock, subject to certain adjustments, that may be delivered to participants is 42,000 shares. On April 5, 2004, the Board of Directors granted to certain non- employee directors 42,000 non-qualified stock options, to purchase the New Company's Common Stock, exercisable at the market price on the grant date of $11.00 per share. The options vest in three equal installments over a three-year period as follows: one-third vest on the first anniversary of the grant date, one-third vest on the second anniversary of the grant date and one-third vest on the third anniversary of the grant date. Pursuant to the Directors' Plan, all options vest automatically upon a Change of Control. As of March 31, 2004, there were no options outstanding under the Directors' Plan.

      The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123" ("SFAS 148"),which, among other provisions, established an optional fair value method of accounting for stock-based compensation, including stock option awards. The Company has elected to adopt the disclosure only provisions of SFAS 123 and SFAS 148, and continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations including FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its stock-based compensation plans. The pro forma net income and related pro forma earnings per share effect from applying SFAS 123 to the Predecessor Company stock options and stock options was immaterial for all periods presented in the accompanying financial statements.

10)   EARNINGS PER SHARE

      Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. Basic EPS is calculated based on earnings available to common shareholders and the weighted average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from the potential exercise of stock options. The incremental shares from the exercise of stock options were not included in computing diluted EPS for all periods presented, since the effect of such was antidilutive. Common stock equivalents excluded from the calculation of diluted earnings (loss) per share were approximately 500,000 shares subject to options outstanding for all periods presented for the Predecessor Company. For the period of February 18, 2004 through March 31, 2004 (Successor Company), there were no common stock equivalents for the purposes of the diluted earnings per share computation.

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

12)   EMPLOYEE RETIREMENT BENEFITS

      The components of net periodic pension costs of the Company's employee defined benefit plans recognized within the accompanying statements of operations follow:

                                                                     Successor
                                                                       Company                Predecessor Company
                                                                  -----------------------------------------------------
                                                                     Period from        Period from
                                                                  February 18, 2004   January 1, 2004     Three Months
                                                                       through            through             Ended
                                                                      March 31,         February 17,        March 31,
                                                                         2004               2004               2003
                                                                  -----------------------------------------------------
            Service cost ......................................     $      55,193      $      61,907      $     119,556

            Interest cost .....................................            46,067             51,671             90,755

            Expected return on plan assets ....................           (43,574)           (53,944)          (169,890)

            Recognized net actuarial (gain) loss ..............                --              3,429             13,284

            Amortization of prior service cost ................                --              1,641             84,976
                                                                    -------------      -------------      -------------

                  Net periodic pension cost ...................     $      57,686      $      64,704      $     138,681
                                                                    =============      =============      =============

                                                                      Successor
                                                                        Company              Predecessor Company
                                                                  -----------------------------------------------------
                                                                     Period from        Period from
                                                                  February 18, 2004   October 1, 2003      Six Months
                                                                       through            through             Ended
                                                                      March 31,         February 17,        March 31,
                                                                         2004              2004                2003
                                                                  -----------------------------------------------------
            Service cost ......................................     $      55,193      $     179,006      $     239,111

            Interest cost .....................................            46,067            149,408            181,509

            Expected return on plan assets ....................           (43,574)          (155,982)          (339,780)

            Recognized net actuarial (gain) loss ..............                --             10,287             26,567

            Amortization of prior service cost ................                --              4,373            169,952
                                                                    -------------      -------------      -------------
                  Net periodic pension cost ...................     $      57,686      $     187,092      $     277,359
                                                                    =============      =============      =============

      In connection with the application of fresh-start reporting discussed in
Note 4, the Company recorded adjustments totaling approximately $600,000 to fully accrue for the difference between the fair value of assets held within its defined benefit plans and the plans' respective projected benefit obligations.

      During fiscal 2004, the Company has contributed $95,291 to its defined benefit plans and additional contributions of $397,384 are expected to be funded within the latter half of fiscal 2004.

13)   INCOME TAXES

      As of September 30, 2003, the company had approximately $175 million in pre-reorganization net operating loss (the "NOL") carryforward. Upon reorganization, there is a cancellation of debt income (the "COD"), as defined by the Internal Revenue Code of 1986, as amended (the "Code" or "IRC"). Depending on whether or not there has been a change of control (within the meaning of IRC Section 382), the COD calculation differs. As required by the Code, the NOL carryforwards were reduced by the COD. As of the Effective Date, NOL carryforwards would be reduced to approximately $75 million if there was not an ownership change and $109.2 million if there was an ownership change. The Company has fully reserved for any future benefits that might be derived from its NOLs as of March 31, 2004.

      A change of control, would severely limit the Company's ability to utilize the NOLs and other pre- reorganization built-in losses, e.g. tax depreciation, to reduce taxes. A change of control is deemed to have occurred if more than 50% of the Company's previously outstanding 9.5% First Mortgage Notes were traded during the period extending from eighteen months prior to the petition date (January 22, 2003) and through the Effective Date of the Company's reorganization (February 17, 2004). The Company is currently studying this decision and will make a timely decision on the best course of action. While this process has not yet been completed, management believes that it is likely that a change of control, as defined, did occur, which under this assumption would result in annual limitations of approximately $1.7 million with respect to the level of prior NOL's and certain other tax benefits that would be available to offset future taxable income

      Even if there is not a change of control, the Company can elect, upon filing its fiscal 2004 income tax return with the Internal Revenue Service, to be treated as if a change of control occurred. The Company has until June 15, 2005 to make its election (if available) and to file the fiscal 2004 income tax return.

      The accompanying statement of operations for the period from February 18, 2004 through March 31, 2004 (Successor Company) includes the recognition of income tax expense at an effective rate of approximately 40%. In addition, a positive adjustment of $1.2 million was recorded as an increase to stockholders' equity during the same period reflecting adjustment to the deferred tax asset valuation allowance previously established by the Predecessor Company prior to the Effective Date of the Reorganization.

14.   COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss) for the respective periods presented follow (000's):

                                                                                   Successor
                                                                                    Company               Predecessor Company
                                                                              -----------------------------------------------------
                                                                                  Period from       Period from
                                                                              February 18, 2004   January 1, 2004     Three Months
                                                                                    through           through             Ended
                                                                                   March 31,        February 17,         March 31,
                                                                                      2004              2004               2003
                                                                              -----------------------------------------------------
Net income (loss) .........................................................     $       1,796      $      16,394      $     (17,587)

Changes in Accumulated Other Comprehensive Income:

   Minimum pension liability adjustments ..................................                --                557                 --
                                                                                -------------      -------------      -------------

Comprehensive income (loss) ...............................................     $       1,796      $      16,951      $     (17,587)
                                                                                =============      =============      =============

                                                                                   Successor
                                                                                    Company               Predecessor Company
                                                                              -----------------------------------------------------
                                                                                 Period from         Period from
                                                                              February 18, 2004    October 1, 2003      Six Months
                                                                                   through             through             Ended
                                                                                  March 31,          February 17,       March 31,
                                                                                     2004                2004              2003
                                                                              -----------------------------------------------------
Net income (loss) .........................................................     $       1,796      $      15,839      $     (26,573)

Changes in Accumulated Other Comprehensive Income:

   Realized gain on investment sold
                                                                                           --                (79)                --

   Minimum pension liability adjustments ..................................                --                557                 --
                                                                                -------------      -------------      -------------

Comprehensive income (loss) ...............................................     $       1,796      $      16,317      $     (26,573)
                                                                                =============      =============      =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto included in Part I, Item 1 of this Report and the Predecessor Company's audited consolidated financial statements, footnotes, and Management's Discussion and Analysis of Financing Condition and Results of Operation contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Unless otherwise indicated, all references to the "Company" or "Debtors" herein are intended to refer to Bayou Steel Corporation. This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers should refer to "Forward Looking Information" included in this report and in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for risk factors.

LIQUIDITY, FINANCING MATTERS, AND BANKRUPTCY PROCEEDINGS

      As discussed in Note 3 of the notes to financial statements in Item 1. "Financial Statements", on February 18, 2004 (the "Effective Date"), the Company emerged from Chapter 11 bankruptcy. Upon emergence from Bankruptcy, the Company and its subsidiaries, Bayou Steel Corporation (Tennessee) and River Road Realty Corporation were merged into Bayou Steel Corporation ("the Company") and became one legal entity.

      Under the terms of the Reorganization Plan, the Company will liquidate, over a year, pre-petition unsecured convenience and trade claims at 9% to 10%, possibly higher under some circumstances, of their face value. The Company's existing common stock, par value $.01 per share, outstanding prior to the Effective Date (the "Old Common Stock") was extinguished and holders of such shares did not receive or retain any New Common Stock or property under the Reorganization Plan. The holders of the pre-petition 9.5% $120 million First Mortgage Notes (the "Old Notes") received $30 million in new 9% First Mortgage Notes (the "New Notes"), and 2 million shares of new common stock (the "New Common Stock") of the Company. The Debtor-in-Possession (DIP) credit facility was replaced with a new credit facility. See Notes 7 and 8 of notes to financial statements in Item 1. "Financial Statements".

      The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements are prepared in accordance with the AICPA's Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 required the Company to, among other things, (1) identify transactions that were directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that were not subject to compromise or were post-petition liabilities and
(3) apply "Fresh-Start Reporting" rules upon emergence from Bankruptcy. See Note 3 of notes to financial statements in Item 1. "Financial Statements" for description of the Reorganization Plan and Note 4 of notes to financial statements in Item 1. "Financial Statements" for the application of Fresh-Start Reporting. As a result of the Company's emergence from Chapter 11 bankruptcy and the application of Fresh-Start Reporting, financial statements for the Company for the periods subsequent to February 18, 2004 are referred to as the "Successor Company" and are not comparable to those for the periods prior to February 18, 2004, which are referred to as the "Predecessor Company." A black line has been drawn in the unaudited financial statements to distinguish, for accounting purposes, the periods associated with the Successor Company and the Predecessor Company.

      However, for purposes of this discussion, the Predecessor Company's results for the period from January 1, 2004 through February 17, 2004 have been combined with the Successor Company's results for the period from February 18, 2004 through March 31, 2004. These combined results are compared to the Predecessor Company's results for the three months ended March 31, 2003. In addition, these results have been combined with the Predecessor Company's results for the three months ended December 31, 2003 and compared to the Predecessor Company's results for the six months ended March 31, 2003.

RESULTS OF OPERATIONS

      The following financial information reflects the Predecessor and Successor Companies' combined financial statements for the three and six months ended March 31, 2004 compared to the same prior year periods (in thousands).

                                                                            (Unaudited)                        (Unaudited)
                                                                        Three Months Ended                  Six Months Ended
                                                                             March 31,                          March 31,
                                                                  -----------------------------------------------------------------
                                                                      2004              2003              2004              2003
                                                                  -----------------------------------------------------------------
Net sales ..................................................      $    60,231       $    37,394       $   111,925       $    66,225

Cost of sales ..............................................           57,566            42,272           106,982            74,508
                                                                  -----------       -----------       -----------       -----------

   Gross margin ............................................            2,665            (4,878)            4,943            (8,283)

Impairment loss on long-lived asset ........................               --             8,000                --             8,000

Selling, general and administrative
 expense ...................................................            1,806             1,952             3,588             3,666

Reorganization expense .....................................              767             1,810             1,689             2,759
                                                                  -----------       -----------       -----------       -----------

Operating income (loss) ....................................               92           (16,640)             (334)          (22,708)

Other income (expense):

   Interest expense ........................................             (570)           (1,001)             (813)           (4,020)

   Fresh-start adjustments .................................          (79,627)               --           (79,627)               --

   Gain on reorganization ..................................           98,922                --            98,922                --

   Miscellaneous ...........................................              574                54               689               154
                                                                  -----------       -----------       -----------       -----------

                                                                       19,299              (947)           19,171            (3,866)
                                                                  -----------       -----------       -----------       -----------

Income (loss) before income tax ............................           19,391           (17,587)           18,837           (26,574)

Provision for income tax ...................................            1,200                --             1,200                --
                                                                  -----------       -----------       -----------       -----------

Net income (loss) ..........................................      $    18,191       $   (17,587)      $    17,637       $   (26,574)
                                                                  ===========       ===========       ===========       ===========

      The Company reported operating income of $92,000 in the second quarter of fiscal 2004 (or the three months ended March 31, 2004) compared to a net operating loss of $16.6 million in the second quarter of fiscal 2003 (or the three months ended March 31, 2003). Several major factors account for the $16.7 million favorable change. First, due to rapidly rising prices for scrap, fuels, and alloys, which collectively represent over 50% of costs, steel producers, including the Company, raised prices on most products several times during the second quarter of fiscal 2004. As a result of the average selling price increasing more than the price of the raw material scrap, metal margin (the difference between the selling price of the finished product and the price of scrap) increased 30% in the second quarter of fiscal 2004 compared to the same period in fiscal 2003. The improvement in average selling price for the Company's products reflected improving domestic demand and a more favorable pricing environment due to fewer viable competitors. Second, shipments increased 12% in the second quarter of fiscal 2004 compared to the same period in the prior year. These two factors resulted in a $8.9 million improvement in operating income. Third, an impairment loss of $8 million was recorded in the second quarter of fiscal 2003 and no such impairment loss was recognized in fiscal 2004. Fourth, per unit conversion costs increased $6 per ton in the second quarter of fiscal 2004 compared to the same period in the prior year primarily due to an increase in fuel prices; this adversely affected operating income by $0.9 million. And finally, reorganization expenses decreased $1.1 million as the company emerged from bankruptcy on February 18, 2004.

      The Company reported a loss from operations for the first six months of fiscal 2004 of $334,000 compared to $22.7 million in the same period of fiscal 2003. A non-cash impairment charge of $8 million was recorded in fiscal 2003, and there was no such charge in fiscal 2004. Excluding the non-cash impairment charge, the $14.4 million improvement is primarily due to increased shipments and improved metal margins.

      The following table sets forth the combined shipment and sales data.

                                                                                        Three Months       Three Months
                                                                                            Ended              Ended
                                                                                          March 31,          March 31,
                                                                                             2004               2003
                                                                                       ---------------------------------
            Net Sales (in thousands) ...........................................       $      60,231       $      37,394

            Shipment Tons ......................................................             146,695             130,680

            Average Selling Price Per Ton ......................................       $         406       $         282

                                                                                          Six Months         Six Months
                                                                                            Ended               Ended
                                                                                          March 31,           March 31,
                                                                                             2004                2003
                                                                                       ---------------------------------
            Net Sales (in thousands) ...........................................       $     111,925       $      66,225

            Shipment Tons ......................................................             297,879             230,230

            Average Selling Price Per Ton ......................................       $         372       $         283

A.    Sales

      Net sales for the quarter increased by 61% on a 12% increase in shipments and a 43% increase in the average selling price compared to the second quarter of fiscal 2003. The increase in shipments is attributable to a continued improvement in domestic demand, which began in the fourth quarter of fiscal 2003, and several sales initiatives implemented during the reorganization. Shipments in the first quarter of the prior year were adversely affected by filing for bankruptcy in that quarter. Shipments in the second quarter of fiscal 2004 were slightly lower than the first quarter of 2004 but still 5% higher than the average of the prior three quarters. Sales would have been higher if not for the lack of billets to run the finishing operations at higher levels of utilization. Backlog and shipment levels continue to be solid. However, in the summer of 2004, Steel Dynamics will begin producing products in their Pittsboro, Indiana mill which compete with the Company's Louisiana and Tennessee facilities, and this competitive development may have an effect on pricing.

      The selling price increased compared to both the prior year comparable quarter as well as the immediate preceding quarter. In the second fiscal quarter of 2004, selling prices improved $124 per ton from the lowest price per ton of the previous four quarters. The selling price increase in the second fiscal quarter of 2004 was $67 per ton. Subsequent to March 31, 2004, there have been two additional price increases totaling $50 per ton. These price increases have generally been related to the sharply escalating prices for scrap and the increasing prices for alloys and fuel as well as stronger demand for the Company's products. Additionally, there are fewer competitors than several years ago, leading to a more favorable pricing climate. Scrap prices are declining which may result in declining selling prices in the next few months.

      Net sales for the six month period ended March 31, 2004 increased $46 million or 69% compared to the first six months of 2003, primarily due to a 29% increase in shipments coupled with a 31% increase in average selling price. These fluctuations are the result of the market factors noted above and the reaction of customers in 2003 to the Company's bankruptcy filing.

B.    Cost of Goods Sold

      Cost of goods sold increased $15.3 million or 36% for the quarter compared to the prior year quarter due to a higher volume of shipments and higher prices for scrap metal, alloys and energy. However, due to the continued increases in average selling price and shipments, the Company had a gross profit margin of $2.7 million for the quarter compared to a gross margin loss of $4.9 million for the same quarter in the prior year.

      Scrap is used in the Company's melting operations in Louisiana and is a significant component of the cost of billets utilized by its rolling mills. Scrap cost during the second quarter increased 65% compared to the same period last year. The cost of scrap was 57 % higher in the second quarter of fiscal 2004 than the average of the prior four quarters. The sharp increase in the price of scrap appears to be due to increased domestic demand as steel producers began operating at higher levels of capacity utilization and due to high levels of exports, particularly to the Republic of China. Scrap prices peaked in May of 2004 and are expected to decline over the next few months; this may impact selling prices. The prices for additives and alloys have also increased significantly and have increased again in the spring of 2004.

      As part of Fresh-Start Accounting, the Company switched from using the last-in, first-out ("LIFO") method of accounting for steel scrap inventories to the average cost method. Scrap inventories represent 11% of the total inventories as of March 31, 2004. The change resulted in an increase in scrap inventory values of $1.2 million in fresh- start accounting. For the period from February 18, 2004 through March 31,2004, this adjustment had an approximately $900,000 favorable effect on results of operations. Going forward, this will have a negative impact on gross margins as these inventories are sold, if scrap prices continue to decline, as expected.

      Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into finished product. Conversion cost per ton for the Louisiana operations increased 4.5% in the second quarter of fiscal 2004 compared to the same period last year primarily due to a $1.1 million, or $4 per ton increase in electricity, natural gas, and oxygen prices. Prices have continued to be high and may continue to be high for some time. The Tennessee rolling mill experienced a 9% decrease in conversion cost largely driven by increased production, lower fixed costs, and a decrease in depreciation expense due to the reorganization.

      The Company anticipates that finishing capacity will be constrained in the remaining two fiscal quarters due to the availability of billets. The future plans for fiscal 2004 and forward are to purchase substantial quantities of billets for the Tennessee Facility on the open market. In the past, the Company has been able to purchase adequate quantities of billets at economical prices. However, the Company has not been able to obtain purchased billets at economical prices in the last few months. The Company is hopeful that some billets will be available in the summer to supplement internally supplied billets. The Company expects that availability will be tighter in the future as compared to the past. If purchased billets are not available, production of finished product could be limited, resulting in potential lost sales opportunities provided business conditions remain the same.

      As part of Fresh-Start Reporting, the Company adjusted inventories on the Effective Date to current market less a reasonable profit margin. Market prices are at an all time high for the Company's products due to record high scrap costs and a robust economy. As market prices decline with declines in scrap prices, the market price may exceed the new, higher inventory basis on the Effective Date. This would lead to a lower of cost or market charge to cost of goods sold sometime in the future. The market prices over the past ten years have, in many periods, been lower than the new basis on the Effective Date.

C.    Selling, General and Administrative and Reorganization Expenses

      Selling, general and administrative expenses decreased slightly in the second quarter of fiscal 2004 compared to the second quarter of the prior fiscal year, primarily due to a decrease in the cost of certain insurance policies. Reorganization expenses decreased approximately $1 million during the three and six months ended March 31, 2004, respectively, compared to the same prior year periods, as the Company emerged from bankruptcy midway through the second quarter of 2004 and did not incur additional reorganization expense subsequent to the Effective Date.

D.    Interest Expense

      Interest expense decreased $0.4 million and $3.2 million respectively during the quarter and six months ended March 31, 2004 as compared to the same prior year periods. This is due to the elimination of interest expense on the pre-petition Old Notes after the Petition Date which was partially offset by the interest expense on the New Notes after the Effective Date.

E.    Miscellaneous Income (Expense)

      Miscellaneous income increased $520,000 and $535,000 for the three and six months ended March 31, 2004, respectively, compared to the same prior year periods. This increase is due primarily to the settlement of a lawsuit in March 2004, related to the Company's claim against a former supplier that participated in a price fixing arrangement against the steel industry in previous years.

F.    Fresh-Start and Gain on Reorganization

      Upon emerging from bankruptcy on February 18, 2004, the Company recorded fresh-start accounting related charges totaling $79.6 million and a gain on the reorganization, primarily related to the discharge of pre-petition liabilities, of $98.9 million.

G.    Income Taxes

      The accompanying statement of operations for the period from February 18, 2004 through March 31, 2004 (Successor Company) includes the recognition of income tax expense at an effective rate of approximately 40%. In addition, a positive adjustment of $1.2 million was recorded as an increase to stockholders' equity during the same period reflecting adjustment to the deferred tax asset valuation allowance previously established by the Predecessor Company prior to the Effective Date of the Reorganization. No net income tax expense (benefit) was provided for any period presented with respect to the Statement of Operations of the Predecessor Company.

H.    Net income (loss)

      Net income (loss) improved $35.8 million in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 due to several factors. Other income (expense) increased approximately $20.2 million primarily due to the gain on reorganization offset by the fresh-start adjustments. Income tax expense in the second quarter was $1.2 million compared to zero in the comparable prior year quarter. Additionally, an impairment loss of $8 million was recorded in fiscal 2003 and no such loss occurred in fiscal 2004. The remaining $7.6 million improvement is due to market conditions, particularly a higher metal margin and more shipments.

      For the six months ended March 31, 2004, net income (loss) improved $44.2 million primarily due to the same factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

A.    Liquidity and Financing Matters

      On February 28, 2003, the Bankruptcy Court approved the Debtor-In-Possession Financing Agreement ("DIP Agreement") between the Company and the existing lenders on its credit facility. The DIP Agreement was a $45 million credit facility and expired on February 18, 2004. It was secured by inventory, receivables, and certain fixed assets previously unencumbered by other debt agreements and bore interest at Prime plus 1% or London Interbank Borrowing Rate (LIBOR) plus 3%.

      On the Effective Date, the Company entered into a new line of credit agreement (the "New Credit Agreement"), with a new lender replacing the previous DIP credit agreement. The terms of the new agreement call for available borrowings up to $45 million, including outstanding letters of credit, using a borrowing base of accounts receivable and inventory. Based on the borrowing base criteria, $24.9 million was available as of March 31, 2004. The three-year agreement, which expires on February 17, 2007, is secured by accounts receivable, inventory, and all fixed assets except for the Louisiana Facility. The line of credit bears interest at Prime plus 0.50% or LIBOR plus 2.50% through the period ending February 17, 2005. Thereafter, loans bear interest at Prime plus 0% to 1.0% or LIBOR plus 2.0% to 3.0% based on excess availability. The terms of the agreement require the Company to maintain a minimum excess availability of $5 million. As of March 31, 2004, $19.8 million was borrowed under the revolving credit facility.

      The maximum amount outstanding under the DIP Agreement during the period from October 1, 2003 through February 17, 2004 was $22.3 million. The average borrowings were $19.9 million and the weighted average interest rate was 4.85%. The maximum amount outstanding under the New Credit Agreement during the period from February 18, 2004 through March 31, 2004 was $22.6 million. The average borrowings were $20.9 million and the weighted average interest rate was 4.39%.

      Under the terms of the New Credit Agreement, the lender may establish certain "availability reserves", as defined, which, if imposed, must be established in good faith by the lender, the result of which could reduce the amount of availability under the line of credit below the amount that would otherwise be established under the borrowing base determination. Generally the lender's rights to impose such reserves must be supported by events, conditions, contingencies or risks which, as determined by the lender in good faith, do or may affect the underlying collateral. No such availability reserves have been established by the lender, and management is unaware of any conditions that currently exist that would result in the establishment of such availability reserves.

      The Company believes that its internally generated funds and its availability under its line of credit will be adequate to meet its foreseeable short-term and long-term liquidity needs, as the Company exists today. Any future expansion may require the Company to pursue other, additional sources of liquidity.

B.    Operating Cash Flow

      For the six months ended as of March 31, 2004, the Company had minimal cash on hand and $19.8 million drawn on its credit facility. For the first six months of fiscal 2004, net cash used in operations before reorganization expenses improved significantly as cash used in operations was reduced from $3.3 million in the first six months of fiscal 2003 to net cash provided of $0.7 million in the first six months of fiscal 2004. The $0.7 million provided by operations was due largely to inventories decreasing by $5.7 million as a result of demand exceeding production which was constrained by a lack of billets. During the same period of the prior year $3.8 million was provided by operations due to a decrease in inventory as a result of reducing operating levels.

      Excluding reorganization expenses and changes in working capital, the Company continues to achieve cash flow breakeven from operations which began in the third quarter of fiscal 2003. The Company's liquidity position remains its highest priority. The Company has projected to achieve operating cash flow breakeven, before changes in working capital, for the remainder of fiscal 2004. This is predicated on many assumptions, including maintaining current price realizations and stabilization in the scrap prices and moderation of the recent fuel prices.

C.    Capital Expenditures

      Capital expenditures totaled $0.6 million in the first six months of fiscal 2004 compared to $1.0 million in the same period last year. Spending during both periods has been limited to required facility maintenance capital programs. Given current conditions and the condition of the facilities, capital programs over the next six months will continue to be directed towards maintenance programs requiring approximately $1.8 million. As of March 31, 2004 there were no significant commitments remaining to complete authorized projects under construction.

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

      The Company is subject to increases in the cost of energy, supplies, salaries and benefits, additives, alloys, and steel scrap due to inflation. Finished goods prices are influenced by supply, which varies with steel mill capacities and utilization, import levels, and market demand.

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

      o     Steel imports into the United States.

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

      o     The availability of raw materials such as steel scrap and alloys.

      o     The ability to purchase additional billets at economical prices.

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

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      On January 22, 2003, the Company voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code. The petition was filed in the Bankruptcy court, Case No. 03-30816BJH. The Bankruptcy court confirmed the Second Amended and Restated Plan of Reorganization of the Company and its subsidiaries on February 6, 2004. The Company emerged from Bankruptcy on February 18, 2004, the Effective Date.

      The Company is involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. Some of these are part of the reorganization plan and will be discharged through the issuance of additional New Common Stock. The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Item 3. DEFAULTS UPON SENIOR SECURITIES

      None.

Item 5. OTHER INFORMATION

      In connection with the Bankruptcy, the Company was delisted from the American Stock Exchange. Presently, the Company is not officially listed. However, the Company's stock is trading on the Nasdaq pink sheets under BYUA.PK. The Company will continue to be a publicly reporting company and will address whether or not to officially list itself on a trading system in the future. Upon the Effective Date of the Plan, the Company's Old Common Stock was canceled. New Common Stock was issued to the holders of the Old Notes.

      On March 10, 2004, Bayou Steel Properties Limited ("BSPL"), an unrelated company, launched a tender offer for all outstanding shares of the Company's New Common Stock at a price of $2.50 per share. The offer was scheduled to expire at 5:00 p.m., New York City time, on April 21, 2004. To date, no communication has been received by the Company regarding this offer, therefore the Company considers the offer expired.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            2.1 Debtors' Second Amended Joint Plan of Reorganization dated February 4, 2004 (incorporated by reference to the Company's Form 8-K filed February 18, 2004).

            2.2 Delaware Certificate of Merger for River Road Realty Corporation and the Company dated February 18, 2004.

            2.3 Louisiana Certificate of Merger for River Road Realty Corporation and the Company dated February 18, 2004.

            2.4 Certificate of Merger for the Bayou Steel Corporation (Tennessee) and the Company dated February 18, 2004.

            3.1 Amended and Restated Certificate of Incorporation of the Company dated February 18, 2004.

            3.2 Amended and Restated Bylaws of the Company dated February 17, 2004.

            4.1 Indenture between the Company and J.P. Morgan Trust Company, N.A., as Trustee dated February 18, 2004.

            4.2 Loan and Security Agreement between the Company and Fleet Capital Corporation as lender and agent and the other lenders thereto, dated as of February 18, 2004.

            4.3   9% First Mortgage Notes due 2011 of the Company.

            4.4 Registration Rights Agreement by and among the Company and the Holders party thereto, dated February 18, 2004.

      (b)   Reports on Form 8-K

            (a) The Company filed a Form 8-K, dated February 18, 2004, reporting under Item 1 that the Company completed all required transactions and satisfied all remaining conditions for its Second Amended and Restated plan of Reorganization and Item 3 that the Company completed all required transactions and satisfied all remaining conditions for its Plan to emerge from Chapter 11 bankruptcy.

            (b) The Company filed a Form 8-K, dated March 10, 2004, reporting under Item 5 that the Company received an unsolicited tender offer from Bayou Steel Properties Limited.

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

Date: May 24, 2004