Form 10-Q/A
period 2003-12-31
BAYOU STEEL CORP
filed 2004-05-26
CIK 807877

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Exchange Act). Yes |_| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Shares Outstanding at December 31, 2003
-------------------------------------    ---------------------------------------

Class A Common Stock, $.01 par value                   10,619,380
Class B Common Stock, $.01 par value                    2,271,127
Class C Common Stock, $.01 par value                          100
                                                       ----------
                                                       12,890,607
                                                       ==========

                                EXPLANATORY NOTE

This amendment is being filed to update the Independent Auditors' Review status. At the time of the original 10-Q filing made on February 17, 2004 the Company had not engaged Independent Auditors in order to perform the required review of the Company's December 31, 2003 interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X. Subsequent to the original filing, the Company received Board of Directors' approval to engage Independent Auditors and the required review has been completed. The Independent Auditors' Review Status preceding Note 4 to the financial statements and in Item 2. "Management Discussion and Analysis of Financial Condition and Results of Operation", have been omitted. Item 4. "Controls and Procedures" and the Certifications filed as exhibits 31.1, 31.2,
32.1 and 32.2 have been omitted as the Company has no securities registered pursuant to Section 12(b) of the Act. No other sections of the original 10-Q filing made on February 17, 2004 have been omitted or amended.

                             BAYOU STEEL CORPORATION

                                      INDEX

                                                                                Page
PART I.  FINANCIAL INFORMATION                                                 Number
                                                                               ------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets -- December 31, 2003 and
                   September 30, 2003                                             3

                  Consolidated Statements of  Operations -- Three
                   Months Ended December 31, 2003 and 2002                        5

                  Consolidated Statements of Cash  Flows -- Three Months
                   Ended December 31, 2003 and 2002                               6

                  Notes to Consolidated Financial  Statements                     7

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                           13

                  Liquidity, Financing Matters, and Bankruptcy Proceedings       13

                  Results of Operations                                          14

                  Liquidity and Capital Resources                                16

                  Other Comments                                                 17

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                              18

         Item 3.  Defaults Upon Senior Securities                                19

         Item 5.  Other Information                                              19

         Item 6.  Exhibits and Reports on Form 8-K                               19

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                    (Unaudited)                 (Audited)
                                                                    December 31,               September 30,
                                                                       2003                        2003
                                                                   -------------               -------------
CURRENT ASSETS:
   Cash .....................................................      $     101,890               $     178,170
   Receivables, net of allowance for doubtful accounts ......         26,615,031                  21,137,404
   Inventories ..............................................         47,164,832                  50,228,969
   Prepaid expenses .........................................          2,005,488                   1,565,543
                                                                   -------------               -------------

         Total current assets ...............................         75,887,241                  73,110,086
                                                                   -------------               -------------

PROPERTY, PLANT AND EQUIPMENT:

   Land .....................................................          3,427,260                   3,427,260
   Machinery and equipment ..................................        143,820,270                 143,552,406
   Plant and office building ................................         25,739,705                  25,739,705
                                                                   -------------               -------------
                                                                     172,987,235                 172,719,371
   Less-Accumulated depreciation ............................        (90,891,818)                (88,782,842)
                                                                   -------------               -------------

         Net property, plant and equipment ..................         82,095,417                  83,936,529
                                                                   -------------               -------------

OTHER ASSETS ................................................          1,610,460                   1,918,971
                                                                   -------------               -------------

         Total assets .......................................      $ 159,593,118               $ 158,965,586
                                                                   =============               =============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                (Unaudited)               (Audited)
                                                                                December 31,            September 30,
                                                                                   2003                     2003
                                                                               -------------            -------------
CURRENT LIABILITIES:
Post petition liabilities:
   Accounts payable ....................................................       $   7,774,741            $   6,505,980
   Accrued plant turnaround costs ......................................           1,616,603                1,814,110
   Other accrued liabilities ...........................................           6,320,194                7,672,254
   Debtor-in-possession financing ......................................          19,851,686               18,328,228
                                                                               -------------            -------------

Total current liabilities ..............................................          35,563,224               34,320,572
                                                                               -------------            -------------

PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE .........................         138,331,532              138,312,386
                                                                               -------------            -------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS' EQUITY(DEFICIT):

   Common stock, $.01 par value -
   Class A: 24,271,127 authorized and
            10,619,380 outstanding shares ..............................             106,194                  106,194
   Class B: 4,302,347 authorized and
            2,271,127 outstanding shares ...............................              22,711                   22,711
   Class C:       100 authorized and outstanding shares ................                   1                        1
                                                                               -------------            -------------

        Total common stock .............................................             128,906                  128,906

   Paid-in capital .....................................................          46,045,224               46,045,224
   Retained earnings (accumulated deficit) .............................         (59,918,432)             (59,363,569)
   Accumulated other comprehensive income (loss) .......................            (557,336)                (477,933)
                                                                               -------------            -------------

        Total common stockholders' equity (deficit) ....................         (14,301,638)             (13,667,372)
                                                                               -------------            -------------

        Total liabilities and common stockholders' equity (deficit) ....       $ 159,593,118            $ 158,965,586
                                                                               =============            =============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                            December 31,
                                                                  2003                          2002
                                                              ------------                  ------------
NET SALES ............................................        $ 51,693,892                  $ 28,830,694

COST OF SALES ........................................          49,416,207                    32,236,269
                                                              ------------                  ------------

GROSS MARGIN .........................................           2,277,685                    (3,405,575)

SELLING, GENERAL AND ADMINISTRATIVE ..................           1,781,910                     1,713,033

REORGANIZATION EXPENSE ...............................             921,771                       948,819
                                                              ------------                  ------------

OPERATING LOSS .......................................            (425,996)                   (6,067,427)
                                                              ------------                  ------------

OTHER INCOME (EXPENSE):
 Interest expense ....................................            (243,314)                   (3,018,668)
 Miscellaneous .......................................             114,447                       100,063
                                                              ------------                  ------------

                                                                  (128,867)                   (2,918,605)
                                                              ------------                  ------------

NET LOSS .............................................        $   (554,863)                 $ (8,986,032)
                                                              ============                  ============

Weighted average basic and diluted
    common shares outstanding ........................          12,890,607                    12,890,607

Net loss per basic and diluted common share ..........        $       (.04)                 $       (.70)
                                                              ============                  ============

 The accompanying notes are an integral part of these consolidated statements.

                             BAYOU STEEL CORPORATION
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                              December 31,
                                                                                     2003                     2002
                                                                                  -----------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................................    $  (554,863)            $ (8,986,032)
   Depreciation ..............................................................      2,157,569                1,926,278
   Amortization ..............................................................        233,738                  115,251
   Provision for losses on accounts receivable ...............................         53,384                   30,537
   Gain on sale of investments ...............................................       (156,629)                      --
   Reorganization expenses ...................................................        921,771                  948,819
   Changes in working capital:
      (Increase) decrease in receivables .....................................     (5,531,011)               3,952,134
      Decrease (increase) in inventories .....................................      3,064,137               (2,028,663)
      (Increase) in prepaid expenses and other assets ........................       (539,945)              (1,001,995)
      Increase (decrease) in accounts payable ................................      1,259,347               (3,730,992)
      (Decrease) increase in interest payable
       and accrued liabilities ...............................................     (1,549,567)                 123,501
                                                                                  -----------             ------------
         Net cash used in operations excluding
         reorganization expenses .............................................       (642,069)              (8,651,162)

NET CASH USED FOR REORGANIZATION
   EXPENSES ..................................................................       (921,771)                (948,819)
                                                                                  -----------             ------------
   Net cash used in operations ...............................................     (1,563,840)              (9,599,981)
                                                                                  -----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ................................       (316,457)                (652,739)
   Proceeds from sale of investments .........................................        280,559                       --
                                                                                  -----------             ------------
      Net cash used in investing activities ..................................        (35,898)                (652,739)
                                                                                  -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under debtor-in-possession
      financing facility .....................................................      1,523,458                       --
   Net borrowings under line of credit .......................................             --               11,175,222
                                                                                  -----------             ------------
         Net cash provided by
              financing activities ...........................................      1,523,458               11,175,222
                                                                                  -----------             ------------

NET (DECREASE) INCREASE IN CASH ..............................................        (76,280)                 922,502
CASH, beginning balance ......................................................        178,170                   57,290
                                                                                  -----------             ------------
CASH, ending balance .........................................................    $   101,890             $    979,792
                                                                                  ===========             ============

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the period for:
      Interest ...............................................................    $        --             $         --

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

4)    INVENTORIES

      Inventories consist of the following:      (Unaudited)        (Audited)
                                                 December 31,     September 30,
                                                     2003             2003
                                                 ------------     ------------
      Steel scrap ...........................    $  2,570,302     $  2,116,988
      Billets ...............................       7,647,088        6,444,396
      Finished product ......................      32,253,210       34,833,154
      LIFO adjustments ......................      (4,010,986)      (1,224,545)
                                                 ------------     ------------
                                                   38,459,614       42,169,993
      Operating supplies ....................       8,705,218        8,058,976
                                                 ------------     ------------
                                                 $ 47,164,832     $ 50,228,969
                                                 ============     ============

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

                                                (Unaudited)        (Unaudited)
                                                  Quarter Ended December 31,
                                                   2003               2002
                                              ---------------    --------------
      Professional and other fees.......      $       735,381    $      737,714
      Other    .........................              186,390           211,105
                                              ---------------    --------------
                                              $       921,771    $      948,819
                                              ===============    ==============

6)    PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE

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

      On a consolidated basis, recorded pre-petition liabilities subject to compromise under Chapter 11 Proceedings, consisted of the following:

                                                             (Unaudited)           (Audited)
                                                            December 31,         September 30,
                                                                2003                 2003
                                                           ---------------      --------------
      First Mortgage Notes............................     $   119,498,613      $  119,470,053
      Accounts Payable................................          11,018,403          11,027,817
      Accrued interest on First Mortgage Notes........           7,814,516           7,814,516
                                                           ---------------      --------------
          Total liabilities subject to compromise.....     $   138,331,532         138,312,386
                                                           ===============      ==============

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

7)    LONG-TERM DEBT

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

8)    DEBTORS-IN-POSSESSION FINANCING AND EXIT FINANCING

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

9)    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Balance Sheets                                              December 31, 2003 (Unaudited)
------------------------                      ------------------------------------------------------------------------
                                                                  Guarantor
                                                Parent           Subsidiaries        Eliminations         Consolidated
                                              ---------          ------------        ------------         ------------
Current assets ..........................     $ 102,876            $ 14,156            $(41,145)           $  75,887
Property and equipment, net .............        70,505              11,591                  --               82,096
Other noncurrent assets .................       (17,453)                127              18,936                1,610
                                              ---------            --------            --------            ---------
   Total assets .........................     $ 155,928            $ 25,874            $(22,209)           $ 159,593
                                              =========            ========            ========            =========

Current liabilities .....................     $  33,776            $ 42,932            $(41,145)           $  35,563
Pre-Petition liabilities ................       136,454               1,878                  --              138,332
Equity deficit ..........................       (14,302)            (18,936)             18,936              (14,302)
                                              ---------            --------            --------            ---------
   Total liabilities and equity .........     $ 155,928            $ 25,874            $(22,209)           $ 159,593
                                              =========            ========            ========            =========

                                                                   September 30, 2003 (Audited)
                                              ------------------------------------------------------------------------
                                                                  Guarantor
                                                Parent           Subsidiaries        Eliminations         Consolidated
                                              ---------          ------------        ------------         ------------
Current assets ..........................     $ 100,567            $ 15,023            $(42,480)           $  73,110
Property and equipment, net .............        72,226              11,711                  --               83,937
Other noncurrent assets .................       (17,318)                144              19,093                1,919
                                              ---------            --------            --------            ---------
   Total assets .........................     $ 155,475            $ 26,878            $(23,387)           $ 158,966
                                              =========            ========            ========            =========

Current liabilities .....................     $  32,708            $ 44,093            $(42,480)           $  34,321
Pre-Petition liabilities ................       136,434               1,878                  --              138,312
Equity (deficit) ........................       (13,667)            (19,093)             19,093              (13,667)
                                              ---------            --------            --------            ---------
   Total liabilities and equity .........     $ 155,475            $ 26,878            $(23,387)           $ 158,966
                                              =========            ========            ========            =========

Condensed Statements of Operations                                       Three Months Ended December 31, 2003 (Unaudited)
----------------------------------                              ------------------------------------------------------------------
                                                                                  Guarantor
                                                                 Parent          Subsidiaries      Eliminations       Consolidated
                                                                --------         ------------      ------------       ------------
Net sales ...............................................       $ 46,750           $ 13,437           $(8,493)          $ 51,694
Cost of sales and administrative expense ................        (46,424)           (13,267)            8,493            (51,198)
Reorganization expenses .................................           (922)                --                --               (922)
                                                                --------           --------           -------           --------
   Operating loss .......................................           (596)               172                --               (426)
Interest and other income (expense) .....................             41                (14)             (156)              (129)
                                                                --------           --------           -------           --------
   Net loss .............................................       $   (555)          $    156           $  (156)          $   (555)
                                                                ========           ========           =======           ========

                                                                         Three Months Ended December 31, 2002 (Unaudited)
                                                                ------------------------------------------------------------------
                                                                                  Guarantor
                                                                 Parent          Subsidiaries      Eliminations       Consolidated
                                                                --------         ------------      ------------       ------------
Net sales ...............................................       $ 27,690           $  5,575           $(4,434)          $ 28,831
Cost of sales and administrative expense ................        (31,671)            (6,712)            4,434            (33,949)
Reorganization expenses .................................           (949)                --                --               (949)
                                                                --------           --------           -------           --------
   Operating loss .......................................         (4,930)            (1,137)               --             (6,067)
Interest and other income (expense) .....................         (4,056)              (243)            1,380             (2,919)
                                                                --------           --------           -------           --------
   Net loss .............................................       $ (8,986)          $ (1,380)          $ 1,380           $ (8,986)
                                                                ========           ========           =======           ========

Condensed Statements of Cash Flows                                        Three Months Ended December 31, 2003  (Unaudited)
----------------------------------                              ------------------------------------------------------------------
                                                                                  Guarantor
                                                                 Parent          Subsidiaries      Eliminations       Consolidated
                                                                --------         ------------      ------------       ------------
Cash flows from operating activities:
   Net loss .............................................       $   (555)          $    156           $  (156)          $   (555)
   Noncash items ........................................          3,020                190                --              3,210
   Equity in losses of subsidiaries .....................           (156)                --               156                 --
   Changes in working capital ...........................         (2,990)              (307)               --             (3,297)
                                                                --------           --------           -------           --------
   Net cash used in operations excluding
     reorganization expenses ............................           (681)                39                --               (642)

Net cash used for reorganization expenses: ..............       $   (921)          $     --           $    --           $   (921)
                                                                --------           --------           -------           --------
   Net cash used in operations ..........................         (1,602)                39                --             (1,563)
                                                                --------           --------           -------           --------

Cash flows from investing activities:
   Purchases of property and equipment ..................           (277)               (39)               --               (316)
   Proceeds from sale of investments ....................            280                 --                --                280
                                                                --------           --------           -------           --------
     Net cash used in investing activities ..............              3                (39)               --                (36)
                                                                --------           --------           -------           --------

Cash flows from financing activities:
   Net borrowing on DIP Financing .......................          1,523                 --                --              1,523
                                                                --------           --------           -------           --------
     Net cash provided from financing
      activities ........................................          1,523                 --                --              1,523
                                                                --------           --------           -------           --------

   Net change in cash ...................................            (76)                --                --                (76)
Cash, beginning of period ...............................            178                 --                --                178
                                                                --------           --------           -------           --------
Cash, end of period .....................................       $    102           $     --           $    --           $    102
                                                                ========           ========           =======           ========

                                                                            Three Months Ended December 31, 2002 (Unaudited)
                                                                 -----------------------------------------------------------------
                                                                                  Guarantor
                                                                  Parent         Subsidiaries      Eliminations       Consolidated
                                                                 --------        ------------      ------------       ------------
Cash flows from operating activities:
   Net loss ..............................................       $ (8,986)          $(1,380)          $ 1,380           $ (8,986)
   Noncash items .........................................          2,799               222                --              3,021
   Equity in losses of subsidiaries ......................          1,380                --            (1,380)                --
   Changes in working capital ............................         (3,844)            1,158                --             (2,686)
                                                                 --------           -------           -------           --------
   Net cash used in operations excluding
      reorganization expenses: ...........................         (8,651)               --                --             (8,651)

   Net cash used for reorganization expenses: ............           (949)               --                --               (949)
                                                                 --------           -------           -------           --------
     Net cash used in operations .........................         (9,600)               --                --             (9,600)
                                                                 --------           -------           -------           --------

Cash flows from investing activities:
   Purchases of property and equipment ...................           (652)               --                --               (652)
                                                                 --------           -------           -------           --------

Cash flows from financing activities:
   Net borrowings under line of credit ...................         11,175                --                --             11,175
                                                                 --------           -------           -------           --------

   Net change in cash ....................................            923                --                --                923
Cash, beginning of period ................................             57                --                --                 57
                                                                 --------           -------           -------           --------
Cash, end of period ......................................       $    980           $    --           $    --           $    980
                                                                 ========           =======           =======           ========

10)   COMMITMENTS AND CONTINGENCIES

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

11)   EARNINGS PER SHARE

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

12)   INCOME TAXES

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

      The following table sets forth shipment and sales data.

                                                                              Three Months Ended
                                                                                  December 31,
                                                                       2003                          2002
                                                                  ---------------               --------------
         Net Sales (in thousands)..............................   $        51,694               $       28,831
         Shipment Tons.........................................           151,184                       99,550
         Average Selling Price Per Ton.........................   $           339               $          285
         Metal Margin Per Ton..................................   $           211               $          183

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

BAYOU STEEL CORPORATION


By /s/ Richard J. Gonzalez
   --------------------------------------------
   Richard J. Gonzalez
   Vice President, Chief Financial Officer,
   Treasurer, and Secretary

Date: May 26, 2004