Form 10-Q
period 2004-06-30
BAYOU STEEL CORP
filed 2004-08-19
CIK 807877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

|_|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Exchange Act).
Yes |_| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2004

Common Stock, $.01 par value	2,000,000 Shares

BAYOU STEEL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAYOU STEEL CORPORATION
BALANCE SHEETS
ASSETS
(Unaudited)

	Successor Company	Predecessor Company

	June 30, 2004	September 30, 2003

CURRENT ASSETS:

Cash	$97,890	$178,170

Receivables, net of allowance for doubtful accounts
of $771,254 and $831,680 respectively	25,335,654	21,137,404

Inventories	52,664,153	50,228,969

Prepaid expenses	1,308,199	1,565,543

Total current assets	79,405,896	73,110,086

PROPERTY, PLANT AND EQUIPMENT, NET	1,611,161	83,936,529

OTHER ASSETS	—	1,918,971

Total assets	$81,017,057	$158,965,586

The accompanying notes are an integral part of these statements.

BAYOU STEEL CORPORATION
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Unaudited)

	Successor Company	Predecessor Company

	June 30, 2004	September 30, 2003

CURRENT LIABILITIES:

Accounts payable	$9,981,895	$8,336,052

Accrued plant turnaround costs	2,088,979	1,814,110

Income taxes payable	2,068,424	—

Other accrued liabilities	5,964,093	5,842,182

Debtor-in-possession financing	—	18,328,228

Credit facility	16,668,464	—

Post-reorganization debt	749,145	—

Total current liabilities	37,521,000	34,320,572

PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE	—	138,312,386

LONG-TERM DEBT	30,586,884	—

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock, $.01 par value -

Class A: 24,271,127 shares authorized, 0 and 10,619,380 issued and
outstanding at June 30, 2004 and September 30, 2003, respectively	—	106,194

Class B: 4,302,347 shares authorized, 0 and 2,271,127 issued and
outstanding at June 30, 2004 and September 30, 2003, respectively	—	22,711

Class C: 100 shares authorized, 0 and 100 issued and outstanding
at June 30, 2004 and September 30, 2003, respectively	—	1

New common equity: 5,000,000 authorized, 2,000,000 and 0 issued and
outstanding at June 30, 2004 and September 30, 2003, respectively	20,000	—

Total common stock	20,000	128,906

Paid-in-capital	5,029,103	46,045,224

Retained earnings (accumulated deficit)	7,860,070	(59,363,569)

Accumulated other comprehensive income (loss)	—	(477,933)

Total common stockholders’ equity (deficit)	12,909,173	(13,667,372)

Total liabilities and common stockholders’ equity (deficit)	$81,017,057	$158,965,586

The accompanying notes are an integral part of these statements.

BAYOU STEEL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Successor Company	Predecessor Company

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003

NET SALES	$59,341,260	$37,674,493

COST OF SALES	46,548,402	38,017,533

GROSS MARGIN	12,792,858	(343,040)

SELLING, GENERAL AND ADMINISTRATIVE	1,826,629	1,751,239

REORGANIZATION EXPENSE	—	1,421,491

OPERATING INCOME (LOSS)	10,966,229	(3,515,770)

OTHER INCOME (EXPENSE):

Interest expense	(880,609)	(236,346)
Miscellaneous	(196,326)	142,095

	(1,076,935)	(94,251)

INCOME (LOSS) BEFORE INCOME TAX	9,889,294	(3,610,021)

PROVISION FOR INCOME TAX	3,825,292	—

NET INCOME (LOSS)	$6,064,002	$(3,610,021)

WEIGHTED AVERAGE BASIC COMMON
SHARES OUTSTANDING	2,000,000	12,890,607

NET INCOME (LOSS) PER BASIC COMMON SHARE	$3.03	$(0.28)

WEIGHTED AVERAGE DILUTED COMMON
SHARES OUTSTANDING	2,039,150	12,890,607

NET INCOME (LOSS) PER DILUTED COMMON SHARE	$2.97	$(0.28)

The accompanying notes are an integral part of these statements.

BAYOU STEEL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Successor Company	Predecessor Company

	Period from February 18, 2004 through June 30, 2004	Period from October 1, 2003 through February 17, 2004	Nine Months Ended June 30, 2003

NET SALES	$89,356,146	$81,909,905	$103,899,535

COST OF SALES	72,895,793	80,635,486	112,525,732

GROSS MARGIN	16,460,353	1,274,419	(8,626,197)

IMPAIRMENT LOSS ON LONG-LIVED ASSETS	—	—	8,000,000

SELLING, GENERAL AND ADMINISTRATIVE	2,647,733	2,766,346	5,417,340

REORGANIZATION EXPENSE	—	1,688,540	4,179,972

OPERATING INCOME (LOSS)	13,812,620	(3,180,467)	(26,223,509)

OTHER INCOME (EXPENSE):

Interest expense	(1,316,365)	(378,141)	(4,256,199)

Miscellaneous	389,107	102,989	296,335

Fresh-start adjustments	—	(79,627,465)	—

Gain on reorganization	—	98,922,094	—

	(927,258)	19,019,477	(3,959,864)

INCOME (LOSS) BEFORE INCOME TAX	12,885,362	15,839,010	(30,183,373)

PROVISION FOR INCOME TAX	5,025,292	—	—

NET INCOME (LOSS)	$7,860,070	$15,839,010	$(30,183,373)

WEIGHTED AVERAGE BASIC COMMON
SHARES OUTSTANDING	2,000,000	12,890,607	12,890,607

NET INCOME (LOSS) PER BASIC COMMON SHARE	$3.93	$1.23	$(2.34)

WEIGHTED AVERAGE DILUTED COMMON
SHARES OUTSTANDING	2,017,991	12,890,607	12,890,607

NET INCOME (LOSS) PER DILUTED
COMMON SHARE	$3.89	$1.23	$(2.34)

The accompanying notes are an integral part of these statements.

BAYOU STEEL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor Company	Predecessor Company

	Period from February 18, 2004 through June 30, 2004	Period from October 1, 2003 through February 17, 2004	Nine Months Ended June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$7,860,070	$15,839,010	$(30,183,373)

Gain on reorganization	—	(98,922,094)	—

Fresh-start adjustments	—	79,627,465	—

Depreciation	21,900	3,395,408	5,872,591

Amortization	—	374,777	529,463

Provision for losses on accounts receivable	89,919	84,683	109,411

Provision for income taxes	5,025,292	—	—

Provision for loss on long-lived assets	—	—	8,000,000

Reduction in lower of cost or market inventory reserve	—	(621,051)	—

Gain on sale of investment	—	(156,629)	—

Reorganization expense	—	1,688,540	4,179,972

Changes in working capital:

(Increase) decrease in receivables	1,425,256	(6,194,085)	(645,173)

(Increase ) decrease in inventories	(4,725,435)	5,262,809	1,119,927

(Increase) in prepaid expenses and other assets	(355,803)	(279,424)	(2,718,952)

Increase in accounts payable	250,498	2,507,646	2,814,227

(Decrease) increase in interest payable and
accrued liabilities	(5,576,332)	(1,707,544)	3,658,338

Net cash provided by (used in) operations excluding
reorganization expenses	4,015,365	899,511	(7,263,569)

NET CASH USED FOR REORGANIZATION EXPENSES	—	(1,688,540)	(3,787,642)

Net cash provided by (used in) operating activities	4,015,365	(789,029)	(11,051,211)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(1,160,643)	(766,768)	(1,228,487)

Proceeds from sale of investment	—	280,559	—

Net cash used in investing activities	(1,160,643)	(486,209)	(1,228,487)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings (repayments) under debtor-in-possession
financing facility	—	(18,328,228)	20,516,958

Net borrowings (repayments) under line of credit	(2,895,109)	19,563,573	(8,192,660)

Net cash provided by (used in) financing activities	(2,895,109)	1,235,345	12,324,298

NET (DECREASE) INCREASE IN CASH	(40,387)	(39,893)	44,600

CASH, beginning balance	138,277	178,170	57,290

CASH, ending balance	$97,890	$138,277	$101,890

The accompanying notes are an integral part of these statements.

BAYOU STEEL CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock				Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stockholders’ Equity (Deficit)

	Class A	Class B	Class C	Successor Company Common Stock

BALANCE AT SEPTEMBER 30, 2003
(PREDECESSOR COMPANY)	$106,194	$22,711	$1	$0	$46,045,224	$(59,363,569)	$(477,933)	$(13,667,372)

Realized gain on investment sold	—	—	—	—	—	—	(79,403)	(79,403)

Net income - October 1, 2003 through
February 17, 2004	—	—	—	—	—	15,839,010	—	15,839,010

Reorganization adjustments	(106,194)	(22,711)	(1)	20,000	(43,972,989)	43,524,559	557,336	—

BALANCE AT FEBRUARY 18, 2004
(SUCCESSOR COMPANY)	—	—	—	20,000	2,072,235	—	—	2,092,235

Net income	—	—	—	—	—	7,860,070	—	7,860,070

Deferred tax valuation allowance adjustment - Predecessor Company income tax benefit	—	—	—	—	2,956,868	—	—	2,956,868

BALANCE AT JUNE 30, 2004
(SUCCESSOR COMPANY)	$—	$—	$—	$20,000	$5,029,103	$7,860,070	$—	$12,909,173

The accompanying notes are an integral part of these statements

BAYOU STEEL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

1)	NATURE OF OPERATIONS AND BANKRUPTCY PROCEEDING

              Bayou Steel Corporation (the “Company”) owns and operates a steel minimill and a stocking warehouse on the Mississippi River in LaPlace, Louisiana (the “Louisiana Facility”), a rolling mill with warehousing facilities in Harriman, TN (the “Tennessee Facility”) and three additional stocking locations accessible to both production facilities through the Inland Waterway system. The Company produces light structural steel and merchant bar products for distribution to steel service centers and original equipment manufacturers/fabricators located throughout the United States, with export shipments of approximately 6% to Canada and Mexico.

              On January 22, 2003 (the “Petition Date”), the Company and its subsidiaries, Bayou Steel Corporation (Tennessee) and River Road Realty Corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in United States Bankruptcy Court, Northern District of Texas (the “Bankruptcy Court”), Case No. 03-30816 BJH. As discussed in Note 3 — Reorganization Under Chapter 11, the Bankruptcy Court confirmed the Second Amended and Restated Plan of Reorganization of the Company and its subsidiaries (the “Reorganization Plan”) on February 6, 2004. On February 18, 2004 (the “Effective Date”), the Company emerged from Chapter 11 bankruptcy. Upon emergence from Bankruptcy, the Company and its subsidiaries, Bayou Steel Corporation (Tennessee) and River Road Realty Corporation were combined into Bayou Steel Corporation (“the Company”) and became one legal entity.

2)	BASIS OF PRESENTATION

              The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements are prepared in accordance with the AICPA’s Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 required the Company to, among other things, (1) segregate transactions that were directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) segregate pre-petition liabilities subject to compromise from those that were not subject to compromise or were post-petition liabilities and (3) apply “Fresh-Start Reporting” rules upon emergence from Bankruptcy. See Note 3 for description of the Reorganization Plan and Note 4 for the application of Fresh-Start Reporting. As a result of the Company’s emergence from Chapter 11 bankruptcy and the application of fresh-start reporting, financial statements for the Company for the periods subsequent to February 18, 2004 are referred to as the “Successor Company” and are not comparable to those for the periods prior to February 18, 2004, which are referred to as the “Predecessor Company.” The financial statements of the Predecessor Company represent the consolidated financial statements of the Company and its subsidiaries, Bayou Steel Corporation (Tennessee) and River Road Realty Corporation. A black dotted line has been inserted in the unaudited financial statements to distinguish, for accounting purposes, the periods associated with the Successor Company and the Predecessor Company.

              The September 30, 2003 balance sheet information has been derived from the Predecessor Company’s audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to prior years’ financial statements to be consistent with the current year’s presentation. Aside from the effects of fresh-start reporting, the Successor Company follows the same accounting policies as the Predecessor Company. These unaudited financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Predecessor Company’s audited consolidated financial statements and notes thereto included in the Predecessor Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

3)	REORGANIZATION UNDER CHAPTER 11

              Under the terms of the Reorganization Plan, the Company is required to liquidate, over the year following the Company’s emergence from bankruptcy, unsecured convenience and trade claims at 9% to 10%, possibly higher under some circumstances, of their face value. The Company’s existing common stock, par value $.01 per share, outstanding prior to the Effective Date (the “Old Common Stock”) was extinguished and holders of such shares did not receive or retain any new stock or property under the Reorganization Plan. The holders of the pre-petition 9.5% $120 million First Mortgage Notes (the “Old Notes”) received $30 million in new First Mortgage Notes (the “New Notes”), and 2 million shares of new common stock (the “New Common Stock”) of the Company. Additional shares of New Common Stock may be issued to certain tort claimants when the tort claim is resolved. The maximum number of shares that could be issued is approximately 570,000 shares or 22% of the then outstanding stock. The Debtor-in-Possession (“DIP”) credit facility was replaced with a new credit facility. See Note 7 — Debt and Note 8 — Common Stock.

              Reorganization expenses are expenses incurred by the Company as a result of its decision to restructure its debt prior to the Petition Date and to reorganize under Chapter 11 of the Bankruptcy Code. The following summarizes the reorganization expenses provided by the Company during the quarter and nine months ended June 30, 2004 and 2003 respectively (unaudited).

	Predecessor Company

	Three Months Ended June 30, 2003	Period from October 1, 2003 through February 17, 2004	Nine Months Ended June 30, 2003

Professional and other fees	$1,277,122	$1,289,270	$3,340,944

Write-down of deferred financing costs related
to the terminated line of credit	—	—	392,330

Other	144,369	399,270	446,698

	$1,421,491	$1,688,540	$4,179,972

4)	FRESH-START REPORTING

              The Company was required to adopt “Fresh-Start Reporting” as specified by SOP-90-7. “Fresh-Start Reporting” is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of the Company to its assets in a manner similar to that which is required under SFAS No. 141, Business Combinations, for transactions reported on the basis of the purchase method, as of the Effective Date.

              The enterprise value (debt plus equity excluding post-petition payables and accrued liabilities) of $60 million for the Company was based on the consideration of many factors and various valuation methods, including a discounted cash flow analysis using projected financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to that of the Company, and other applicable ratios and valuation techniques believed by the Company, and its financial advisor during the Chapter 11 proceedings, to be representative of the Company’s business and industry. The equity value of $2.1 million is equal to the enterprise value less debt, excluding post-petition payables and accrued liabilities. The reorganization value, which represents the amount of resources available for the satisfaction of post petition liabilities and allowed claims as negotiated among the Company, the Company’s creditors, and its holders of equity interests, was $76.4 million (enterprise value plus post- petition payables and accrued liabilities).

              The reorganization valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the valuation will be realized, and actual results could vary materially and the carrying values of the Company’s assets and liabilities may differ from the amounts shown in previous periods. Moreover, the value of the Company’s Common Stock, if and when it commences trading on a national exchange, may differ materially from the valuation.

              The impact of the reorganization and the application of “Fresh-Start Reporting” with respect to the Company’s balance sheet as of February 18, 2004, is summarized below:

BALANCE SHEET IMPACT OF REORGANIZATION
(As of February 18, 2004)

Amounts ($000)	Predecessor Company	Adjustments to Record Effects of the Reorganization Plan		Successor Company

	Balance Sheet	Reorganization Adjustments	Fresh-Start Adjustments	Balance Sheet

Assets:

Current assets	$74,791	$(843)	$1,932	$75,880

Property and equipment, net	81,308	—	(80,836)	472

Other assets, net	1,635	(908)	(727)	—

Total assets	157,734	(1,751)	(79,631)	76,352

Liabilities:

Current Liabilities:

Post-petition accounts payable	9,757	(26)	—	9,731

Post-petition accrued liabilities	7,269	(645)	(3)	6,621

DIP financing	19,564	(19,564)	—	—

Credit facility	—	19,564	—	19,564

Current portion of post-reorganization debt	—	7,416	—	7,416

Total current liabilities	36,590	6,745	(3)	43,332

Long-term debt	—	30,000	—	30,000

Pre-petition liabilities subject to compromise	138,347	(138,347)	—	—

Post-reorganization debt	—	928	—	928

Total liabilities	174,937	(100,674)	(3)	74,260

Stockholders’ equity (deficit):

Common stock	129	(129)	—	—

New common equity	—	20	—	20

Additional paid-in capital	46,045	(43,973)	—	2,072

Retained earnings (deficit)	(63,377)	143,005	(79,628)	—

Total stockholders’ equity (deficit)	(17,203)	98,923	(79,628)	2,092

Total liabilities and stockholders’
equity (deficit)	$157,734	$(1,751)	$(79,631)	$76,352

              The post-reorganization debt is composed of $3.1 million to settle claims specified in the Reorganization Plan and $5.2 million to pay various professional fees and other charges, approved by the Bankruptcy Court, upon emerging from bankruptcy.

5)	INVENTORIES

              Inventories consist of the following:

	Successor Company	Predecessor Company

	(Unaudited) June 30, 2004	(Audited) September 30, 2003

Steel scrap	$4,686,246	$2,116,988

Billets	4,251,863	6,444,396

Finished product	36,412,748	34,833,154

LIFO adjustments	—	(1,224,545)

	45,350,857	42,169,993

Operating supplies	7,313,296	8,058,976

	$52,664,153	$50,228,969

              Billets and finished product are accounted for using the last-in, first-out (“LIFO”) method of accounting for inventories. Scrap and operating supplies are accounted for using the average cost method.

              In connection with adopting “Fresh-Start Reporting”, the Company recorded an adjustment of approximately $2.3 million to increase inventory as of the Effective Date. This is primarily due to adjusting the inventories to a new base which is current market less reasonable margin.

6)	PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment consists of the following:

	Successor Company	Predecessor Company

	(Unaudited) June 30, 2004	(Audited) September 30, 2003

Land	$472,418	$3,427,260

Machinery and equipment	1,160,643	143,552,406

Plant and office building	—	25,739,705

Total property, plant and equipment	1,633,061	172,719,371

Less - accumulated depreciation	(21,900)	(88,782,842)

Net property, plant and equipment	$1,611,161	$83,936,529

              The carrying value of property, plant and equipment was reduced by $80.8 million as a result of the “Fresh-Start Reporting” as specified by SOP 90-7.

7)	DEBT

	Successor Company	Predecessor Company

	(Unaudited) June 30, 2004	(Audited) September 30, 2003

	(in millions)	(in millions)

DIP Agreement	$—	$18.3

New Credit Agreement	16.7	—

9.5% First Mortgage Notes (Old Notes) and Accrued Interest	—	127.3

9% First Mortgage Notes	30.0	—

Pre-petition trade payables	—	11.0

Post-reorganization debt	1.3	—

Total debt	48.0	156.6

Less - current portion of long-term debt	17.4	156.6

Total long-term portion of debt	$30.6	$0.0

              As of September 30, 2003,the Old Notes, accrued interest on the Old Notes, and pre-petition trade payables were included in pre-petition liabilities subject to compromise which totaled $138.3 million. Post reorganization debt included the discharge of prepetition secured and unsecured trade debt as well as professional fees ordered by the Bankruptcy Court to be paid.

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

              On February 18, 2004, the Company entered into a new line of credit agreement (the “New Credit Agreement”), with a new lender replacing the previous DIP credit agreement. The terms of the new agreement call for available borrowings up to $45 million, including outstanding letters of credit, using a borrowing base of accounts receivable and inventory. Based on the borrowing base criteria, $28.1 million of additional borrowing capacity was available as of June 30, 2004. The three-year agreement, which expires on February 17, 2007, is secured by accounts receivable, inventory, and all fixed assets except for the Louisiana Facility. The line of credit bears interest at Prime plus 0.50% or LIBOR plus 2.50% through the period ending February 17, 2005. Thereafter, loans bear interest at Prime plus 0% to 1.0% or LIBOR plus 2.0% to 3.0% based on excess availability. The terms of the agreement require the Company to, among other things, maintain a minimum excess availability of $5 million, limit additional indebtedness, and limit capital expenditures. As of June 30, 2004, $16.7 million was drawn under the revolving credit facility.

              The maximum amount outstanding under the DIP Agreement during the period from October 1, 2003 through February 17, 2004 was $22.3 million. The average borrowings were $19.9 million and the weighted average interest rate was 4.85%. The maximum amount outstanding under the New Credit Agreement during the period from February 18, 2004 through June 30, 2004 was $22.7 million. The average borrowings were $19.8 million and the weighted average interest rate was 4.29%.

              Under the terms of the New Credit Agreement, the lender may establish certain “availability reserves”, as defined, which, if imposed, must be established in good faith by the lender, the result of which could reduce the amount of availability under the line of credit below the amount that would otherwise be established under the borrowing base determination. Generally the lender’s rights to impose such reserves must be supported by events, conditions, contingencies or risks which, as determined by the lender in good faith, do or may affect the underlying collateral. No such availability reserves have been established by the lender, and management is unaware of any conditions that currently exist that would result in the establishment of such availability reserves.

New Notes

              On the Effective Date, the Old Notes, which had a face value of $120 million and had a 9.5% coupon, were cancelled and replaced with the New Notes. The New Notes, which have a face value of $30 million, are senior obligations of the Company, secured by a first priority lien, subject to certain exceptions, on existing real property, plant and equipment, and most additions or improvements thereto at the Louisiana Facility. The indenture under which the New Notes are issued contains covenants which restrict the Company’s ability to incur additional indebtedness (excluding borrowings under the New Credit Agreement), make certain levels of dividend payments, exceed certain levels of capital expenditures, or place liens on the assets acquired with such indebtedness.

              The New Notes, which bear interest at the stated rate of 9% per annum, are due March 31, 2011 with semi-annual interest payments due March 31 and September 30 of each year. The Company may redeem the New Notes at any time without penalty. The fair value of the New Notes on June 30, 2004 was approximately $27.6 million.

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

              The Company’s Board of Directors adopted a Stockholder Rights Agreement effective as of May 28, 2004, and declared a dividend distribution of one Stock Purchase Right on each outstanding share of the Company’s Common Stock as of the record date of May 28, 2004. The Board of Directors amended the Stockholder Rights Agreement on June 18, 2004. Under the Stockholder Rights Agreement, the Rights will not become exercisable until the earlier to occur of (i) 10 days following a public announcement that a person or group has acquired 15% or more of the Company’s outstanding Common Stock or (ii) 10 business days (unless extended by the Company’s Board) following the commencement of a tender offer, the consummation of which would result in the ownership by a person or group of 15% or more of the outstanding Common Stock. Stockholders who beneficially owned 15% or more of the Company’s common stock at the time of the adoption of the Stockholder Rights Agreement were permitted to maintain, but not thereafter increase, their stock ownership position, and transferees of such shares are subject to the 15% limitation. Once the Rights become exercisable, each Right will entitle stockholders (other than such acquiring person or members of such acquiring group) to purchase a number of shares of Common Stock having a market value equal to twice the exercise price of the Rights. The exercise price of the Rights is $100.

              If the Company is acquired in a merger or other business combination transaction, each holder of a Right will be entitled to purchase, at the Right’s exercise price, a number of the acquiring company’s common shares having a market value equal to twice such exercise price. Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Common Stock, the Rights are redeemable for $.001 per Right at the option of the Board of Directors. The Rights Plan does not affect the acquisition or ownership of stock by the Company, any subsidiary or any employee benefits plan of the Company.

9)	STOCK OPTION PLANS

              On the Effective Date the stock option plan of the Predecessor Company was terminated. The Reorganization Plan established the 2004 Stock Option Plan (the “Key Employee Plan”) of the newly reorganized Company. The purpose of the Key Employee Plan is to increase stockholder value by furnishing stock options designed to attract, retain, reward, and motivate key employees and to strengthen the mutuality of interests between such employees and the Company’s stockholders. The maximum number of shares of New Common Stock, subject to certain adjustments, that may be delivered to participants under the Key Employee Plan is 105,000 shares. On April 5, 2004, the Board of Directors granted to certain key employees 105,000 incentive stock options to purchase the Company’s New Common Stock, exercisable at the estimated market price, determined by a third party valuation firm, on the grant date of $11.00 per share. The options vest in three equal installments over a two-year period as follows: one-third vest immediately on the date of the grant , one-third vest on the first anniversary of the grant date and one-third shall vest on the second anniversary of the grant date. Pursuant to the Key Employee Plan, all options vest automatically upon a Change of Control (as defined in the Plan). The options expire ten years from the grant date. As of June 30, 2004, there were 105,000 incentive stock options outstanding under the Key Employee Plan and 35,000 were exercisable.

              The Board of Directors approved the 2004 Stock Option Plan for Directors (the “Directors’ Plan”) for the purpose of increasing shareholder value and to strengthen the mutuality of interests between such directors and the Company’s stockholders. The maximum number of shares of New Common Stock, subject to certain adjustments, that may be delivered to participants is 42,000 shares. On April 5, 2004, the Board of Directors granted to certain non-employee directors 42,000 non-qualified stock options, to purchase the New Company’s Common Stock, exercisable at the market price on the grant date of $11.00 per share. The options vest in three equal installments over a three-year period as follows: one-third vest on the first anniversary of the grant date, one-third vest on the second anniversary of the grant date and one-third vest on the third anniversary of the grant date. Pursuant to the Directors’ Plan, all options vest automatically upon a Change of Control. The options expire ten years from the grant date. As of June 30, 2004, there were 42,000 incentive stock options outstanding under the Directors’ Plan and no shares were exercisable.

              The options granted in fiscal 2004 are subject to the requirements of SFAS 123 and the fair values were estimated at the grant date using a present value approach with the following respective weighted-average assumptions: risk-free interest rate of 4.79%; no expected dividend yield; an estimated volatility of 50%; and an average expected life of the options of ten years. The estimated fair value for the options granted in fiscal 2004 was $7.34 per share.

              The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123” (“SFAS 148”), which, among other provisions, established an optional fair value method of accounting for stock-based compensation, including stock option awards. The Company has elected to adopt the disclosure only provisions of SFAS 123 and SFAS 148, and continues to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation” in accounting for its stock-based compensation plans. The pro forma net income and related pro forma earnings per share effect from applying SFAS 123 to the stock options was:

	Successor Company

	Three Months Ended June 30, 2004	Period from February 18, 2004 through June 30, 2004

Net income, as reported	$6,064,002	$7,860,070

Deduct: Total stock-based employee compensation expense
determined under fair value based method, net of related
tax effects	$221,875	$221,875

Pro-forma net income	$5,842,127	$7,638,195

Net income per share, Basic:

As reported	$3.03	$3.93

Pro-forma	$2.92	$3.82

Net income per share, Diluted:

As reported	$2.97	$3.89

Pro-forma	$2.86	$3.79

              With respect to periods prior to the date of reorganization, there was no material impact with respect to the presentation of pro forma net income (loss) per share for the application of the assumed fair value of stock options outstanding under the former stock option plan of the Predecessor Company.

10)	EARNINGS PER SHARE

              Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. Basic earnings per common share is calculated based on earnings available to common shareholders and the weighted average number of common shares outstanding during the reported period. Diluted earnings per common share includes additional dilution from the potential exercise of stock options. The incremental shares from the exercise of stock options were not included in computing diluted earnings per common share for all periods presented prior to the Effective Date, since the effect of such was antidilutive. Common stock equivalents excluded from the calculation of diluted earnings (loss) per share were approximately 500,000 shares subject to options outstanding for all periods presented for the Predecessor Company. For the third quarter of fiscal 2004 and the period from February 18, 2004 through June 30, 2004 (Successor Company), there were 39,150 and 17,991 common stock equivalents for the purposes of the diluted earnings per share computation.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	2003	2004	2003

Weighted average shares used in computing
income (loss) per share - basic	2,000,000	12,890,607	2,000,000	12,890,607

Stock options	39,150	—	17,991	—

Weighted average shares used in computing
income (loss) per share - diluted	2,039,150	12,890,607	2,017,991	12,890,607

11)	COMMITMENTS AND CONTINGENCIES

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

              The components of net periodic pension costs of the Company’s employee defined benefit plans recognized within the accompanying statements of operations follow:

	Successor Company	Predecessor Company

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003

Service cost	$117,099	$119,556

Interest cost	97,738	90,755

Expected return on plan assets	(92,448)	(169,890)

Recognized net actuarial loss	—	13,284

Amortization of prior service cost	—	84,976

Net periodic pension cost	$122,389	$138,681

	Successor Company	Predecessor Company

	Period from February 18, 2004 through June 30, 2004	Period from October 1, 2003 through February 17, 2004	Nine Months Ended June 30, 2003

Service cost	$172,292	$179,006	$358,667

Interest cost	143,805	149,408	272,264

Expected return on plan assets	(136,022)	(155,982)	(509,670)

Recognized net actuarial (gain) loss	—	10,287	39,851

Amortization of prior service cost	—	4,373	254,928

Net periodic pension cost	$180,075	$187,092	$416,040

              In connection with the application of fresh-start reporting discussed in Note 4, the Company recorded adjustments totaling approximately $600,000 to fully accrue for the difference between the fair value of assets held within its defined benefit plans and the plans’ respective projected benefit obligations.

              During fiscal 2004, the Company has contributed $388,879 to its defined benefit plans and additional contributions of $72,861 are expected to be funded within the last quarter of fiscal 2004.

13)	INCOME TAXES

              As of September 30, 2003, the company had approximately $175 million in pre-reorganization net operating loss (the “NOL”) carryforwards. Upon reorganization, there is a cancellation of debt income (the “COD”), as defined by the Internal Revenue Code of 1986, as amended (the “Code” or “IRC”). Depending on whether or not there has been a change of control (within the meaning of IRC Section 382), the COD calculation differs. As required by the Code, the NOL carryforwards were reduced by the COD. As of the Effective Date, NOL carryforwards would be reduced to approximately $75 million if there was not an ownership change and $109.2 million if there was an ownership change. The Company has fully reserved for any future benefits that might be derived from its NOLs as of June 30, 2004.

              A change of control, would severely limit the Company’s ability to utilize the NOLs and other pre-reorganization built-in losses, e.g. tax depreciation, to reduce taxes. A change of control is deemed to have occurred if more than 50% of the Company’s previously outstanding 9.5% First Mortgage Notes were traded during the period extending from eighteen months prior to the petition date (January 22, 2003) and through the Effective Date of the Company’s reorganization (February 17, 2004). The Company is currently studying this decision and will make a timely decision on the best course of action. While this process has not yet been completed, management believes that it is likely that a change of control, as defined, did occur, which under this assumption would result in annual limitations of approximately $1.7 million with respect to the level of prior NOL’s and approximately $4 million of certain other tax benefits, such as taxable depreciation, that would be available to offset future taxable income.

              The accompanying statement of operations for the period from February 18, 2004 through June 30, 2004 (Successor Company) includes the recognition of income tax expense at an effective rate of approximately 39%. In addition, a positive adjustment of $3.0 million was recorded as an increase to stockholders’ equity during the same period reflecting adjustment to the deferred tax asset valuation allowance previously established by the Predecessor Company prior to the Effective Date of the Reorganization.

14.	COMPREHENSIVE INCOME (LOSS)

              The components of comprehensive income (loss) for the respective periods presented follow (000’s):

	Successor Company	Predecessor Company

	Period from February 18, 2004 through June 30, 2004	Period from October 1, 2003 through February 17, 2004	Nine Months Ended June 30, 2003

Net income (loss)	$7,860	$15,839	$(30,183)

Changes in Accumulated Other Comprehensive Income:

Realized gain on investment sold	—	(79)	—

Minimum pension liability adjustments	—	557	—

Comprehensive income (loss)	$7,860	$16,317	$(30,183)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto included in Part I, Item 1 of this Report and the Predecessor Company’s audited consolidated financial statements, footnotes, and Management’s Discussion and Analysis of Financing Condition and Results of Operation contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Unless otherwise indicated, all references to the “Company” or “Debtors” herein are intended to refer to Bayou Steel Corporation. This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers should refer to “Forward Looking Information” included in this report and in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for risk factors.

LIQUIDITY AND FINANCING MATTERS

              As discussed in Note 3 of the notes to financial statements in Item 1. “Financial Statements”, on February 18, 2004 (the “Effective Date”), the Company emerged from Chapter 11 bankruptcy. Upon emergence from Bankruptcy, the Company and its subsidiaries, Bayou Steel Corporation (Tennessee) and River Road Realty Corporation were combined into Bayou Steel Corporation (“the Company”) and became one legal entity.

              Under the terms of the Reorganization Plan, the Company is required to liquidate, over a year, pre-petition unsecured convenience and trade claims at 9% to 10%, possibly higher under some circumstances, of their face value. The Company’s existing common stock, par value $.01 per share, outstanding prior to the Effective Date (the “Old Common Stock”) was extinguished and holders of such shares did not receive or retain any New Common Stock or property under the Reorganization Plan. The holders of the pre-petition 9.5% $120 million First Mortgage Notes (the “Old Notes”) received $30 million in new 9% First Mortgage Notes (the “New Notes”), and 2 million shares of new common stock (the “New Common Stock”) of the Company. The Debtor-in-Possession (DIP) credit facility was replaced with a new credit facility. See Notes 7 and 8 of notes to financial statements in Item 1. “Financial Statements”.

              The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements are prepared in accordance with the AICPA’s Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 required the Company to, among other things, (1) identify transactions that were directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that were not subject to compromise or were post-petition liabilities and (3) apply “Fresh-Start Reporting” rules upon emergence from Bankruptcy. See Note 3 of notes to financial statements in Item 1. “Financial Statements” for description of the Reorganization Plan and Note 4 of notes to financial statements in Item 1. “Financial Statements” for the application of Fresh-Start Reporting. As a result of the Company’s emergence from Chapter 11 bankruptcy and the application of Fresh-Start Reporting, financial statements for the Company for the periods subsequent to February 18, 2004 are referred to as the “Successor Company” and are not comparable to those for the periods prior to February 18, 2004, which are referred to as the “Predecessor Company.” A black line has been drawn in the unaudited financial statements to distinguish, for accounting purposes, the periods associated with the Successor Company and the Predecessor Company.

              However, for purposes of this discussion, the Predecessor Company’s results for the period from October 1, 2003 through February 17, 2004 have been combined with the Successor Company’s results for the period from February 18, 2004 through June 30, 2004. These combined results are compared to the Predecessor Company’s results for the nine months ended June 30, 2003.

RESULTS OF OPERATIONS

              The following financial information reflects the Predecessor and Successor Companies’ combined financial statements for the three and nine months ended June 30, 2004 compared to the same prior year periods (in thousands).

	(Unaudited) Three Months Ended June 30,		(Unaudited) Nine Months Ended June 30,

	2004	2003	2004	2003

Net sales	$59,341	$37,674	$171,266	$103,900

Cost of sales	46,548	38,018	153,531	112,526

Gross margin	12,793	(344)	17,735	(8,626)

Impairment loss on long-lived asset	—	—	—	8,000

Selling, general and administrative expense	1,827	1,751	5,414	5,417

Reorganization expense	—	1,421	1,689	4,180

Operating income (loss)	10,966	(3,516)	10,632	(26,223)

Other income (expense):

Interest expense	(881)	(236)	(1,695)	(4,256)

Fresh-start adjustments	—	—	(79,627)	—

Gain on reorganization	—	—	98,922	—

Miscellaneous	(196)	142	492	296

	(1,077)	(94)	18,092	(3,960)

Income (loss) before income tax	9,889	(3,610)	28,724	(30,183)

Provision for income tax	3,825	—	5,025	—

Net income (loss)	$6,064	$(3,610)	$23,699	$(30,183)

              The Company reported operating income of $11.0 million in the third quarter of fiscal 2004 (or the three months ended June 30, 2004) compared to a net operating loss of $3.5 million in the third quarter of fiscal 2003 (or the three months ended June 30, 2003). The $14.5 million favorable change is primarily the result of the average selling price increasing at a higher rate than the increasing price of the raw material scrap. Metal margin (the difference between the selling price of the finished product and the price of scrap) increased 61% in the third quarter of fiscal 2004 compared to the same period of fiscal 2003. The improvement in average selling price for the Company’s products reflected improving domestic demand and a more favorable pricing environment due to fewer viable competitors due to consolidations. Shipment volumes remained constant, decreasing only 1% in the third quarter of fiscal 2004 compared to the same period in the prior year. The increase in metal margin resulted in a $13.1 million improvement in operating income and gross margin. Additionally, the Company incurred reorganization expenses of $1.4 million in the third quarter of fiscal 2003 and no such expenses were incurred in the third quarter of fiscal 2004 reflecting the Company’s emergence from bankruptcy on February 18, 2004. Offsetting these improvements in operating income was a $1.1 million price increase in alloys and increased maintenance spending of $0.7 million.

              The Company reported operating income of $10.6 million for the first nine months of fiscal 2004 compared to an operating loss of $26.2 million in the same period of fiscal 2003. A non-cash impairment charge of $8 million was recorded in fiscal 2003, and there was no such charge in fiscal 2004. Excluding the non-cash impairment charge, the $28.8 million improvement is primarily due to increased shipments and improved metal margins, accounting for $26.4 million of the improvement. Additionally, reorganization expenses decreased $2.5 million as a result of the company emerging from bankruptcy on February 18, 2004. Partially offsetting this was a $1.5 million increase in conversion costs and $1.8 million increase in additives and alloy pricing.

              The following table sets forth the combined shipment and sales data.

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003

Net Sales (in thousands)	$59,341	$37,674

Shipment Tons	118,734	120,100

Average Selling Price Per Ton	$496	$310

	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003

Net Sales (in thousands)	$171,266	$103,900

Shipment Tons	416,613	350,330

Average Selling Price Per Ton	$407	$293

A.	Sales

              Net sales for the quarter increased by 58% over the comparable 2003 quarter while shipments decreased slightly. The increase in net sales reflected a 60% increase in the average selling price compared to the third quarter of fiscal 2003. Net sales in the third quarter of fiscal 2004 would have been higher if not for the lack of billets to run the finishing operations at higher levels of utilization. Backlog and shipment levels continue to be solid. However, in the summer or fall of 2004, it is expected that a competitor will begin producing products in the mid-west which compete with the Company’s Louisiana and Tennessee facilities, and this competitive development may have an adverse effect on pricing.

              The selling price increased compared to both the prior year comparable quarter as well as the immediate preceding quarter. In the third fiscal quarter of 2004, selling prices improved $186 per ton from the third quarter of fiscal 2003. The selling price increase in the third fiscal quarter of 2004 over the second quarter of fiscal 2004 was $90 per ton. These price increases have generally been related to the sharply escalating prices for scrap and the increasing prices for alloys and fuel which the Company was able to pass through to its customers because of stronger demand for the Company’s products. Additionally, there are fewer competitors than several years ago, leading to a more favorable pricing climate.

              Net sales for the nine month period ended June 30, 2004 increased $67 million, or 65%, compared to the first nine months of 2003, primarily due to a 33% increase in metal margin coupled with a 19% increase in shipments. These improvements are the result of the same market factors noted above. Shipments would have been greater if not for the Company’s inability to produce sufficient billets. Last year’s shipments and pricing were adversely impacted by the bankruptcy filing as some customers diverted orders to more financially secure competitors.

B.	Cost of Goods Sold

              Cost of goods sold increased $8.5 million or 22% for the quarter compared to the prior year quarter. Since shipments were only slightly lower, the increase was almost entirely due to higher prices for scrap metal, alloys and maintenance. The Company spent more in routine maintenance than in the prior year when liquidity constraints restricted maintenance spending. However, due to the continued increases in average selling price and shipments, the Company had a gross profit margin of $12.8 million for the quarter compared to a gross margin loss of $0.3 million for the same quarter in the prior year.

              Scrap is used in the Company’s melting operations in Louisiana and is a significant component of the cost of billets utilized by its rolling mills. Scrap cost during the third fiscal quarter and year-to-date period increased 58% and 50%, respectively compared to the same periods last year. The sharp increase in the price of scrap appears to be due to increased domestic demand as steel producers began operating at higher levels of capacity utilization and due to high levels of scrap exports, particularly to the People’s Republic of China. Scrap prices peaked in April of 2004 and declined in May of 2004. They again increased sharply in June and July of 2004. The prices for additives and alloys for the third quarter of fiscal 2004 have increased 70% over the prior year period, and have continued to increase in the summer of 2004.

              Conversion cost includes labor, energy, maintenance materials, and supplies used to convert raw materials into billets and billets into finished product. Conversion cost per ton for the Louisiana operations decreased 4.4% in the third quarter of fiscal 2004 compared to the same period last year primarily due to a decrease in depreciation expense due to the writedown of the Company’s asset base in connection with the reorganization. Excluding depreciation expense, conversion costs actually increased primarily due to maintenance expenses which were $0.7 million higher than the prior fiscal quarter. Partially offsetting this was an increase in production and capacity utilization which resulted in lower fixed cost per ton, or $6 per ton. For the nine months ended June 30, 2004, conversion cost per ton for the Louisiana operations, decreased 2% compared to the same prior year period. Excluding depreciation, year-to-date conversion cost increased over the prior year, primarily due to a $2.3 million increase in electricity and natural gas prices and a $2.0 million increase in maintenance materials over the same prior year period.

              The Company anticipates that finishing capacity will be constrained in the fourth quarter of fiscal 2004 due to the continuing constraints on the availability of billets. The future plans for fiscal 2004 and forward are to purchase substantial quantities of billets for the Tennessee Facility on the open market. In the past, the Company has been able to purchase adequate quantities of billets at economical prices. Recently, the Company purchased approximately 16,000 tons to be delivered in October 2004. The Company is hopeful that some billets will continue to be available subsequent to that to supplement internally supplied billets. If purchased billets are not available, production of finished product could be limited, resulting in potential lost sales opportunities provided business conditions remain the same. The Company expects that availability will be tighter in the future as compared to the past. The Company has tentatively approved a multi-year capital program, subject to final engineering to increase billet capacity and reduce cost so as to alleviate the billet shortfall problem.

              As part of Fresh-Start Reporting, the Company adjusted inventories on the Effective Date to current market less a reasonable profit margin. Market prices are at an all time high for the Company’s products due to record high scrap costs and a robust economy. As market prices decline with declines in scrap prices, the market price may exceed the new, higher inventory basis on the Effective Date. This could lead to a lower of cost or market charge to cost of goods sold sometime in the future. The market prices over the past ten years have, in many periods, been lower than the new basis on the Effective Date.

C.	Selling, General and Administrative and Reorganization Expenses

              Selling, general and administrative expenses remained relatively unchanged in the third quarter and the year-to-date period of fiscal 2004 compared to the third quarter and year-to-date period of the prior fiscal year, respectively. Reorganization expenses decreased approximately $1.4 million and $2.5 million during the three and nine months ended June 30, 2004, respectively, compared to the same prior year periods, as the Company emerged from bankruptcy midway through the second quarter of 2004 and did not incur additional reorganization expense subsequent to the Effective Date.

D.	Interest Expense

              Interest expense increased $0.6 million during the quarter ended June 30, 2004 as compared to the same prior year period. This is due to interest expense recognized related to the New Notes. Interest expense decreased $2.6 million during the nine months ended June 30, 2004 compared to the same period in fiscal 2003. This is due to the elimination of interest expense on the pre-petition Old Notes after the Petition Date which was partially offset by the interest expense on the New Notes after the Effective Date.

E.	Miscellaneous Income (Expense)

              Miscellaneous income (expense) decreased $338,000 and increased $196,000 for the three and nine months ended June 30, 2004, respectively, compared to the same prior year periods. The year-to-date increase is due primarily to the settlement of a lawsuit in March 2004, related to the Company’s claim against a former supplier that participated in a price fixing arrangement against the steel industry in previous years.

F.	Fresh-Start and Gain on Reorganization

              Upon emerging from bankruptcy on February 18, 2004, the Company recorded Fresh-Start Accounting related charges totaling $79.6 million and a gain on the reorganization, primarily related to the discharge of pre-petition liabilities, of $98.9 million.

G.	Income Taxes

              The accompanying statement of operations for the period from February 18, 2004 through June 30, 2004 (Successor Company) includes the recognition of income tax expense at an effective rate of approximately 39%. Additionally during that period, positive adjustments of $3.0 million were recorded as an increase to stockholders’ equity reflecting adjustments to the deferred tax asset valuation allowance previously established by the Predecessor Company prior to the Effective Date of the Reorganization. No net income tax expense (benefit) was provided for any period presented with respect to the Statement of Operations of the Predecessor Company.

H.	Net income (loss)

              Net income (loss) improved $9.7 million in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. This improvement is comprised primarily of a $14.5 million improvement in operating income related to the market conditions discussed previously. Offsetting this is income tax expense in the third quarter of $3.8 million compared to zero in the comparable prior year quarter.

              For the nine months ended June 30, 2004, net income (loss) improved $53.9 million. A non-cash impairment charge of $8 million was recorded in fiscal 2003, and there was no such charge in fiscal 2004. Excluding the non-cash impairment charge, the $45.9 million improvement is attributable to improved operating income of $28.9 million related to improved market conditions previously discussed, a reduction in interest expense of $2.6 million related to the elimination of interest expense on the pre-petition Old Notes, and net adjustments of $19.3 million related to Fresh-Start Accounting and gain on reorganization. These were offset by a provision for income taxes in fiscal 2004 of $5.0 million.

LIQUIDITY AND CAPITAL RESOURCES

A.	Liquidity and Financing Matters

              Since the Company’s emergence from Chapter 11 bankruptcy, its primary sources of financing have been revenue from sales and revolving credit loans under the New Credit Agreement. The Company entered into the New Credit Agreement on the Effective Date with a new lender. This agreement replaced the previous DIP Facility Agreement. The Company believes that its internally generated funds and funds available under the New Credit Agreement will be adequate to meet its foreseeable short-term and long-term liquidity needs, as the Company exists today. Any future expansion may require the Company to pursue other, additional sources of liquidity.

Credit Agreement

              On the Effective Date, the Company entered into the New Credit Agreement. The terms of the New Credit Agreement call for available borrowings up to $45 million, including outstanding letters of credit, using a borrowing base of accounts receivable and inventory. Based on the borrowing base criteria, $28.1 million of additional borrowing capacity was available as of June 30, 2004. The three-year agreement, which expires on February 17, 2007, is secured by accounts receivable, inventory, and all fixed assets except for the Louisiana Facility. The line of credit bears interest at Prime plus 0.50% or LIBOR plus 2.50% through the period ending February 17, 2005. Thereafter, loans bear interest at Prime plus 0% to 1.0% or LIBOR plus 2.0% to 3.0% based on excess availability. The terms of the agreement require the Company, among other provisions, to maintain a minimum excess availability of $5 million, limit additional indebtedness, and limit capital expenditures. Pursuant to the provisions of the revolving loan agreement, the Company is subject to, and is currently in compliance with all affirmative covenants and negative covenants. As of June 30, 2004, $16.7 million was borrowed under the revolving credit agreement.

              Under the terms of the New Credit Agreement, the lender may establish certain “availability reserves”, as defined, which, if imposed, must be established in good faith by the lender, the result of which could reduce the amount of availability under the line of credit below the amount that would otherwise be established under the borrowing base determination. Generally the lender’s rights to impose such reserves must be supported by events, conditions, contingencies or risks which, as determined by the lender in good faith, do or may affect the underlying collateral. No such availability reserves have been established by the lender, and management is unaware of any conditions that currently exist that would result in the establishment of such availability reserves.

First Mortgage Notes

              On the Effective Date, the Old Notes, which had a face value of $120 million and had a 9.5% coupon, were cancelled and replaced with the New Notes. The New Notes, which have a face value of $30 million, are senior obligations of the Company, secured by a first priority lien, subject to certain exceptions, on existing real property, plant and equipment, and most additions or improvements thereto at the Louisiana Facility. The Indenture under which the New Notes are issued contains covenants which restrict the Company’s ability to incur additional indebtedness (excluding borrowings under the New Credit Agreement), make certain levels of dividend payments, exceed certain levels of capital expenditures, or place liens on the assets acquired with such indebtedness. The Company is subject to and is in compliance with all affirmative and negative covenants of the Indenture.

              The New Notes, which bear interest at the stated rate of 9% per annum, are due March 31, 2011 with semi-annual interest payments due March 31 and September 30 of each year. The Company may redeem the New Notes at any time without penalty. The fair value of the New Notes on June 30, 2004 was approximately $27.6 million.

Post Reorganization Indebtedness

              Post Reorganization debt includes the discharge of pre-petition secured and unsecured trade debt as well as professional fees ordered by the Bankruptcy Court to be paid. As of June 30, 2004 post reorganization debt totaled $1.3 million.

Capital Expenditures and Planned Shutdown

              Capital expenditures totaled $1.9 million in the first nine months of fiscal 2004 and $1.2 million in fiscal 2003, respectively. Spending during both periods was limited to required facility maintenance projects while in previous years capital spending was greater as the Company completed several significant capital programs. Given current conditions and the condition of the facilities, the Company expects to spend approximately $3 million on maintenance capital in the next twelve months. In addition, the Company is planning to invest approximately $3 million in new or upgraded machinery and equipment. Lastly, the company is planning a plant shutdown for two weeks in late 2004 and early 2005 to perform maintenance on certain equipment. Even though the Company accrues in advance for these expenses (see “Critical Accounting Policies and Estimates”), the Company would spend $2 to $3 million during that plant turnaround. As of June 30, 2004, there were no significant commitments remaining to complete authorized projects under construction.

B.	Operating Cash Flow

              For the nine months ended as of June 30, 2004, the Company had minimal cash on hand and $16.7 million drawn on its credit facility. For the first nine months of fiscal 2004, net income (loss), after adjustments for non-cash items, resulted in cash provided by operations of $14.3 million, before changes in working capital. This was further reduced by an increase in accounts receivable of $4.8 million, primarily due to increased average selling price and shipments, and a decrease in accrued liabilities of $7.3 million as a result of paying off most of the post reorganization debt. These reductions were offset by miscellaneous increases in other working capital items of $2.7 million. The result was net cash provided by operations of $3.2 million for the nine months ended June 30, 2004 compared to cash used by operating activities of $11.1 million for the nine months ended June 30, 2003.

              The Company has projected to exceed operating cash flow breakeven, before changes in working capital, for the remainder of fiscal 2004 and in fiscal 2005. This is predicated on many assumptions, including maintaining current price realizations and stabilization in the scrap prices and moderation of the recent fuel prices.

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

>	General economic conditions in the United States.

>	Potential additional military conflicts in the Persian Gulf area or other parts of the world pursuant to the United States efforts to combat domestic and global terrorism.

>	Steel imports into the United States.

>	The highly cyclical and seasonal nature of the steel industry.

>	The possibility of increased competition from other minimills.

>	The Company’s ability to expand its product lines and increase acceptance of existing product lines.

>	The Company’s ability to rationalize its products without adversely impacting other products.

>	Additional capacity in the Company’s product lines.

>	Running shorter production cycles in a cost effective manner.

>	The availability of raw materials such as steel scrap and alloys.

>	The ability to purchase additional billets at economical prices.

>	The cost and availability of fuels, specifically natural gas and electricity.

>	The costs of environmental compliance and the impact of government regulations.

>	The Company’s relationship with its workforce.

>	The restrictive covenants and tests contained in the Company’s existing and future debt instruments that could limit its operating and financial flexibility.

>	The risk that the Company will not have the liquidity required to meet its commitments either through utilization of existing and future credit agreements, alternative agreements or internally generated funds.

Item 4.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

              The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedure (as is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information to be included in the Company’s periodic filings under the Exchange Act.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

              None.

Item 5.  OTHER INFORMATION

              In connection with the Bankruptcy, the Company was delisted from the American Stock Exchange. Presently, the Company is not officially listed. However, the Company’s stock is trading on the Nasdaq pink sheets under BYUA.PK. The Company will continue to be a publicly reporting company and will address whether or not to officially list itself on a trading system in the future. Upon the Effective Date of the Plan, the Company’s Old Common Stock was canceled. New Common Stock was issued to the holders of the Old Notes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1	Debtors’ Second Amended Joint Plan of Reorganization dated February 4, 2004 (incorporated by reference to the Company’s Form 8-K filed February 18, 2004).

2.2	Delaware Certificate of Merger for River Road Realty Corporation and the Company dated February 18, 2004 (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004).

2.3	Louisiana Certificate of Merger for River Road Realty Corporation and the Company dated February 18, 2004 (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004).

2.4	Certificate of Merger for the Bayou Steel Corporation (Tennessee) and the Company dated February 18, 2004 (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Company dated February 18, 2004 (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004).

3.2	Amended and Restated Bylaws of the Company dated February 17, 2004 (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004).

4.1	Indenture between the Company and J.P. Morgan Trust Company, N.A., as Trustee dated February 18, 2004 (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004).

4.2	Loan and Security Agreement between the Company and Fleet Capital Corporation as lender and agent and the other lenders thereto, dated as of February 18, 2004 (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004).

4.3	First Amendment to Loan and Security Agreement between the Company and Fleet Capital Corporation as lender and agent and the other lenders thereto, dated as of August 12, 2004.

4.4	9% First Mortgage Notes due 2011 of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004).

4.5	Registration Rights Agreement by and among the Company and the Holders party thereto, dated February 18, 2004 (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004).

10.1	Agreement with Black Diamond dated June 15, 2004.

10.2	Stockholder Rights Agreement, dated May 27, 2004 (incorporated by reference to the Company’s Form 8-K filed June 8, 2004).

10.3	First Amendment to Stockholder Rights Agreement dated June 18, 2004 (incorporated by reference to the Company’s Form 8-K filed June 21, 2004).

10.4	Amended and Restated Bayou Steel Corporation 2004 Directors Stock Option Plan dated April 1, 2004.

10.5	Amended and Restated Bayou Steel Corporation 2004 Stock Option Plan dated April 5, 2004.

31.1	Certification of Jerry M. Pitts pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard J. Gonzalez pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jerry M. Pitts pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard J. Gonzalez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(a)	The Company filed a Form 8-K, dated May 27, 2004, reporting under Item 1 that the Company issued a press release, announcing that the Company’s Board of Directors approved a Stockholder Rights Plan and declared a dividend distribution of one Stock Purchase Right on each outstanding share of the Company’s Common Stock.

(b)	The Company filed a Form 8-K, dated June 18, 2004, reporting under Item 5 that the Company amended its Stockholder Rights Agreement to revise the definition of “Exempt Person” thereunder.

SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYOU STEEL CORPORATION

By  /s/ Richard J. Gonzalez
       ———————————————
       Richard J. Gonzalez
       Vice President, Chief Financial Officer,
       Treasurer, and Secretary

Date:  August 19, 2004